Form 10-K
period 2012-12-31
RREEF Property Trust, Inc.
filed 2013-03-28
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K
_________________________________________

☒	SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934
Contains only the financial statements for the fiscal year ended December 31, 2012

Commission file number 333-180356
__________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Park Avenue, 24th Floor, New York, NY 10154	(212) 454-6260
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act
None

Securities registered pursuant to section 12(g) of the Act
None
 ________________________________________________________________________
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post all such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock. As of March 28, 2013, the registrant had 16,667 shares of Class B common stock, $.01 par value, outstanding, all of which were held by an affiliate. There were no outstanding shares of Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

RREEF PROPERTY TRUST, INC.
SPECIAL REPORT ON FORM 10-K

EXPLANATORY NOTE

On January 3, 2013, RREEF Property Trust, Inc. (the “Company”) commenced its ongoing initial public offering for up to $2,500,000,000 in shares of common stock, consisting of up to $2,250,000,000 in shares in the Company's primary offering and up to $250,000,000 in shares pursuant to the Company's distribution reinvestment plan. The Company is offering to sell any combination of two classes of shares of its common stock, Class A shares and Class B shares, with a dollar value up to the maximum offering amount. A detailed description of the offering is included in the Registration Statement on Form S-11, as amended (SEC File No. 333-180356) (the "Registration Statement").

Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that upon effectiveness does not contain certified financial statements for the company’s last full fiscal year (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of the registration statement, file a special report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s Registration Statement did not contain the certified, year-end financial statements contemplated by Rule 15d-2; therefore, as required under the rule, the Company is hereby filing such certified financial statements with the Securities and Exchange Commission under cover of the facing page of an Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholder of
RREEF Property Trust, Inc.
We have audited the accompanying consolidated balance sheet of RREEF Property Trust, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2012, and the related consolidated statements of stockholder’s equity and cash flows for the period February 7, 2012 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of RREEF Property Trust, Inc. as of December 31, 2012, and the results of their cash flows for the period February 7, 2012 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
March 28, 2013

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEET

December 31, 2012
ASSETS
Cash and cash equivalents	$200,000
Total assets	$200,000
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities	$—
STOCKHOLDER'S EQUITY:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, none issued	—
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 16,667 shares issued and outstanding	167
Additional paid in capital	199,833
Total stockholder's equity	200,000
Total liabilities and stockholder's equity	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Total Stockholder's Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, February 7, 2012 (inception)	—	$—	—	$—	—	$—	$—	$—
Issuance of common stock	—	—	—	—	16,667	167	199,833	200,000
Balance, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period February 7, 2012 (inception) through December 31, 2012
Cash flows from operating activities:
Net cash provided by operating activities	$—
Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Net cash provided by financing activities	200,000
Net increase in cash and cash equivalents	200,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.	ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company's business will be conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any operations to date.
The Company was organized to invest primarily in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located primarily in the United States, including, without limitation, office, industrial, retail and multifamily properties (“Real Estate Properties”). Although the Company intends to invest primarily in Real Estate Properties, it also intends to acquire common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and debt backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”). As discussed in Note 3, the Company sold 16,667 Class B shares of its common stock to RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, on February 14, 2012. The Company's fiscal year end is December 31.
The Company intends to offer to the public, pursuant to a registration statement, $2,250,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Offering”). The Company will offer to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company is offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From January 3, 2013 until (1) the Company has received purchase orders for at least $10,000,000 (including shares purchased by the Company's sponsor, its affiliates and the Company's directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class B shares of its common stock (the “Minimum Offering Amount”) and (2) the Company's board of directors has authorized the release of the escrowed funds to the Company so that it can commence operations (the “Escrow Period”), the per share purchase price for shares of the Company's common stock is $12.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, by January 3, 2014, it has received purchase orders for at least $75,000,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class B shares from persons not affiliated with the Company or RREEF America.
After the close of the Escrow Period, shares will be sold at the Company's net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares may have a different NAV per share because certain fees and expenses, such as the distribution fee, are charged differently with respect to each class. NAV per share is calculated by dividing a class' NAV at the end of each business day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by January 3, 2014, or (2) the Company's board of directors does not determine that it is in the best interests of the stockholders of the Company to cause the proceeds raised in the offering to be released to the Company within such period so that it may commence operations, the Initial Offering will be terminated and the Company's escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company's common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor's proceeds were held in the escrow account.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the FASB Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership and the OP Holder. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company's subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities as required by ASC 810, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company's cash balance.
Organization and Offering Expenses
RREEF America has agreed to pay all of the Company's organization and offering expenses through January 3, 2013 (the "Initial O&O"). Generally, this includes costs and expenses incurred by the Company in connection with the Company's formation, preparing for the offering, the qualification and registration of the offering, and the marketing and distribution of the Company's shares. The offering expenses portion of the Initial O&O will include, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the Company's dealer manager (the “Dealer Manager”), costs to amend the registration statement and the prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America, as the Company's advisor, or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. In addition to the Initial O&O, RREEF America has agreed to pay the portion of the Company's organization and offering expenses from January 3, 2013 through January 3, 2014 that are incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O”, and together with the Initial O&O, the "Deferred O&O"). Through December 31, 2012, RREEF America had incurred $3,311,000 in Deferred O&O on behalf of the Company. The Company will reimburse RREEF America for the Deferred O&O monthly on a straight-line basis over 60 months beginning January 3, 2014.
Prior to the conclusion of the Escrow Period, RREEF America has also agreed to pay all of the Company's expenses which are not included in the Deferred O&O (the "Other Expenses"), amounting to $18,000 through December 31, 2012. The Company will reimburse RREEF America for the Other Expenses it incurs on behalf of the Company as and when incurred, or upon conclusion of the Escrow Period, whichever is later.
Until the Escrow Period concludes, the Company is not obligated to reimburse RREEF America for the Deferred O&O or the Other Expenses. Accordingly, as of December 31, 2012, neither the Deferred O&O nor the Other Expenses have been accrued on the Company's consolidated balance sheet.
Organizational expenses and Other Expenses which do not qualify as offering costs will be expensed as incurred at the time that the Escrow Period concludes. Offering costs incurred by the Company, RREEF America and their affiliates on behalf of the Company will be deferred and will be paid from the proceeds of the continuous public offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company's taxable year ending December 31 of the year in which the Escrow Period concludes. In order to maintain the Company's qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company's REIT taxable income to the Company's stockholders and meet certain tests regarding the nature of the Company's income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company's income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company's taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

3.	CAPITALIZATION
Under the Company's charter, the Company has the authority to issue 1,000,000,000 shares of common stock, 500,000,000 of which are classified as Class A shares and 500,000,000 of which are classified as Class B shares. In addition, the Company has the authority to issue 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. Class A shares issued in the primary offering are subject to selling commissions of up to 3% of the purchase price, dealer manager fees and distribution fees. Class B shares are subject to dealer manager fees, but are not subject to any selling commissions or distribution fees. On February 14, 2012, RREEF America purchased 16,667 shares of the Company's Class B common stock for total cash consideration of $200,000 to provide the Company's initial capitalization. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company's distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of its common stock in cash.
Redemption Plan
In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a redemption plan whereby on a daily basis, stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the Escrow Period. The redemption price per share will be equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of the Company's NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of the Company's NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.
While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption.
In the event that any stockholder fails to maintain a minimum balance of $500 of shares of common stock, the Company may redeem all of the shares held by that stockholder at the redemption price per share in effect on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.
The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the offering, including the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

4.	RELATED PARTY ARRANGEMENTS
RREEF America will receive fees and compensation in connection with the management of the Company's investments. The Company will pay RREEF America an advisory fee equal to (a) a fixed component that accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day; provided that the fixed component will not be earned and, therefore, will not begin to accrue until the date on which the Company's combined NAV for both classes of shares has reached $50,000,000, and (b) a performance component calculated for each class of shares on the basis of the total return to stockholders of each class in any calendar year, such that for any year in which the Company's total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. In the event the Company's NAV per share decreases below $12.00 for any class, the performance component will not be earned on any increase in NAV up to $12.00 with respect to that class, provided that the Company may decrease this threshold if (i) there has been a fundamental and unexpected change in the overall real estate market and (ii) the Company's board of directors, including a majority of its independent directors, has determined that such change is necessary to appropriately incent RREEF America to perform in a manner that maximizes stockholder value and is in the best interests of the Company's stockholders. The fixed component of the advisory fee is payable monthly in arrears and the performance component is payable annually in arrears.
The Company will reimburse RREEF America for all expenses paid or incurred by RREEF America in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse RREEF America for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of its average invested assets or (b) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period. Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

5.	DISTRIBUTIONS
The Operating Partnership's limited partnership agreement generally provides that the Operating Partnership will distribute cash flow from operations and net sales proceeds from disposition of assets to the partners of the Operating Partnership in accordance with their relative percentage interests, on at least a quarterly basis, in amounts determined by the Company, as the general partner.

6.	ECONOMIC DEPENDENCY
The Company will be dependent on RREEF America and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

7.	STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
As previously stated in note 2, as of December 31, 2012, the Escrow Period has not yet concluded. As a result, for the period February 7, 2012 (inception) through December 31, 2012, the Company did not recognize revenues or expenses of any kind. Accordingly, the consolidated statement of operations, and the consolidated statement of comprehensive income, for the period February 7, 2012 (inception) through December 31, 2012, have not been included within these consolidated financial statements.

8.	SUBSEQUENT EVENTS
On January 3, 2013, the Company's registration statement filed with the Securities and Exchange Commission on Form S-11 was declared effective, and the Company commenced the Initial Offering.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JAMES N. CARBONE	Chief Executive Officer	March 28, 2013
James N. Carbone

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
James N. Carbone

/s/ JULIANNA S. INGERSOLL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2013
Julianna S. Ingersoll

/s/ W. TODD HENDERSON	Chairman of the Board	March 28, 2013
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 28, 2013
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 28, 2013
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 28, 2013
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 28, 2013
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 28, 2013
Charles H. Wurtzebach

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.