Form 10-Q
period 2013-03-31
RREEF Property Trust, Inc.
filed 2013-05-10
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
 ________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock. As of May 10, 2013, the registrant had 16,667 shares of Class B common stock, $.01 par value, outstanding, all of which were held by an affiliate. There were no outstanding shares of Class A common stock.

RREEF PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities	$—	$—
Stockholder's Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 16,667 shares issued and outstanding	167	167
Additional paid in capital	199,833	199,833
Total stockholder's equity	200,000	200,000
Total liabilities and stockholder's equity	$200,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER'S EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Total Stockholder's Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$200,000
Issuance of common stock	—	—	—	—	—	—	—	—
Balance, March 31, 2013	—	$—	—	$—	16,667	$167	$199,833	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013	For the Period February 7, 2012 (inception) through March 31, 2012
Cash flows from operating activities:
Net cash provided by operating activities	$—	$—
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200,000
Net cash provided by financing activities	—	200,000
Net change in cash and cash equivalents	—	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$200,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013
NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business will be conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any operations to date.
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
The Company is offering to the public, pursuant to a registration statement, $2,250,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company is offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From January 3, 2013, the date the Offering was initially declared effective by the Securities and Exchange Commission, until (1) the Company has received purchase orders for at least $10,000,000 (including shares purchased by the Company's sponsor, its affiliates and the Company's directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class B shares of its common stock (the “Minimum Offering Amount”) and (2) the Company's board of directors has authorized the release of the escrowed funds to the Company so that it can commence operations (the “Escrow Period”), the per share purchase price for shares of the Company's common stock is $12.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, by January 3, 2014, it has received purchase orders for at least $75,000,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class B shares from persons not affiliated with the Company or RREEF America.
After the close of the Escrow Period, shares will be sold at the Company's net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares may have a different NAV per share because certain fees and expenses, such as the distribution fee, are charged differently with respect to each class. NAV per share is calculated by dividing a class' NAV at the end of each business day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by January 3, 2014, or (2) the Company's board of directors does not determine that it is in the best interests of the stockholders of the Company to cause the proceeds raised in the Offering to be released to the Company within such period so that it may commence operations, the Offering will be terminated and the Company's escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company's common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor's proceeds were held in the escrow account.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the FASB Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership and the OP Holder. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company's subsidiaries are prepared using accounting policies consistent with those of the Company. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to a fair statement of the results for the interim periods presented. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities as required by ASC 810, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.
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
Organization and Offering Expenses
RREEF America agreed to pay all of the Company's organization and offering expenses through January 3, 2013 (the "Initial O&O"). This included costs and expenses incurred by the Company in connection with the Company's formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company's shares. The offering expenses portion of the Initial O&O includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the Company's dealer manager (the “Dealer Manager”), costs to amend the registration statement and the prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America, as the Company's advisor, or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. In addition to the Initial O&O, RREEF America has agreed to pay the portion of the Company's organization and offering expenses from January 3, 2013 through January 3, 2014 that are incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O” and, together with the Initial O&O, the "Deferred O&O"). RREEF America had incurred $4,138,000 in Deferred O&O on behalf of the Company from the Company's inception through March 31, 2013, of which $827,000 was incurred during the quarter ended March 31, 2013. The Company will reimburse RREEF America for the Deferred O&O monthly on a straight-line basis over 60 months beginning January 3, 2014.
Prior to the conclusion of the Escrow Period, RREEF America has also agreed to pay all of the Company's expenses which are not included in the Deferred O&O (the "Other Expenses"), amounting to $387,000 from the Company's inception through March 31, 2013, of which $369,000 was incurred during the quarter ended March 31, 2013. The Company will reimburse RREEF America for the Other Expenses it incurs on behalf of the Company as and when incurred, or upon conclusion of the Escrow Period, whichever is later.
Until the Escrow Period concludes, the Company is not obligated to reimburse RREEF America for the Deferred O&O or the Other Expenses. Accordingly, as of March 31, 2013, neither the Deferred O&O nor the Other Expenses have been accrued on the Company's consolidated balance sheet.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

Organizational expenses and Other Expenses which do not qualify as offering costs will be expensed as incurred at the time that the Escrow Period concludes. Offering costs incurred by the Company, RREEF America and its affiliates on behalf of the Company will be deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company's taxable year ending December 31 of the year in which the Escrow Period concludes. In order to maintain the Company's qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company's REIT taxable income to the Company's stockholders and meet certain tests regarding the nature of the Company's income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company's taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

NOTE 3 — CAPITALIZATION

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company's distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company's common stock in cash.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

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

NOTE 4 — RELATED PARTY ARRANGEMENTS
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - (Continued)
March 31, 2013

this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

NOTE 5 — DISTRIBUTIONS
In order to quality as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income excluding capital gains. The Company expects that its board of directors will declare distributions with a daily record date, and pay distributions monthly in arrears commencing with the first full month after the Escrow Period concludes. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As of March 31, 2013, the Escrow Period had not yet concluded, and the Company had not yet elected to be taxed as a REIT.

NOTE 6 — ECONOMIC DEPENDENCY
The Company depends on RREEF America and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

NOTE 7 — STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
As of March 31, 2013, the Escrow Period had not yet concluded. As a result, for the quarter ended March 31, 2013, and for the period February 7, 2012 (inception) through March 31, 2012, the Company did not recognize revenues or expenses of any kind. Accordingly, the consolidated statements of operations, and the consolidated statements of comprehensive income, for the quarter ended March 31, 2013, and for the period February 7, 2012 (inception) through March 31, 2012, have not been included within these consolidated financial statements.

NOTE 8 — SUBSEQUENT EVENTS
Line of Credit
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a revolving line of credit arrangement (the "Line of Credit") pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions and payment of certain fees. The Line of Credit may be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. The initial term is two years from May 1, 2013, with a single one-year extension option. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate ("LIBOR") plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio.
If the Company does not have at least $50 million of tangible net worth (as defined in the Line of Credit agreement) by May 1, 2014, the available, undrawn commitments under the Line of Credit will be canceled, and the Company will have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the Line of Credit. Otherwise, the Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this quarterly report on Form 10-Q ("Quarterly Report"). The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our special financial report on Form 10-K for the period February 7, 2012 (inception) through December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
Forward-Looking Statements
We make statements in this Quarterly Report that are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our continuous public offering, or our offering;

•	changes in global economic conditions generally and the real estate and capital markets specifically;

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•
our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sale of shares of our common stock in our offering and the consequential risk that we may not have the resources to satisfy redemption requests; and

•	changes to generally accepted accounting principles in the United States, or GAAP.
Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report. All forward-looking statements are made as of the date of this Quarterly Report, and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report will be achieved.

Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for federal income tax purposes. We intend to hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
We intend to invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry. Real estate-related assets include common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt backed by real estate, which we refer to as “real estate loans.”

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, however, our board has delegated to our advisor authority to manage our day-to-day business, in accordance with our investment objectives, strategy, guidelines, policies and limitations.

As of March 31, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through March 31, 2013 was to prepare for and implement our public offering of our common stock. We will take purchase orders and hold investors’ funds in an interest-bearing escrow account until we receive purchase orders for at least $10,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers and excluding purchase orders received from Pennsylvania investors), in any combination of purchases of Class A shares and Class B shares and our board of directors has authorized the release to us of funds in the escrow account, at which time we will commence operations.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, to make distributions to our stockholders, to redeem shares of our common stock pursuant to our redemption plan, to pay our offering and operating fees and expenses and to pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. We believe that the line of credit affords us borrowing availability to fund redemptions. In the future, as our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund redemptions. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund redemptions or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

As of March 31, 2013, we had not entered into any pending arrangements to acquire any properties, real estate-related assets or other assets with the net proceeds from our offering. The number and type of properties, real estate-related assets and other assets that we acquire will depend upon real estate market conditions, the amount of proceeds we raise in our offering and other circumstances existing at the time we are acquiring properties, real estate-related assets and other assets.

As of March 31, 2013, we had not commenced paying distributions or redeeming shares. We expect that we will pay distributions monthly in arrears commencing with the first full month after the escrow period concludes. Our redemption plan will begin on the first day of the calendar quarter following the conclusion of our escrow period.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. We will reimburse our advisor for out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on our liquidity, capital resources or the revenues or income to be derived from acquiring properties, other real estate-related assets and liquid investments.

Results of Operations

As of March 31, 2013, we were in our organizational period and had not commenced significant operations. For the period February 7, 2012, our inception date, through December 31, 2012, our cash flows consisted solely of the receipt of a $200,000 initial investment from RREEF America. There were no cash flows for the quarter ended March 31, 2013.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence significant operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States, or GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Principles of Consolidation and Variable Interest Entities

The Financial Accounting Standards Board has issued guidance which clarifies the methodology for determining whether an entity is a variable interest entity, or VIE, and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. The minimum equity at risk percentage can vary depending upon the industry or the type of operations of the entity and it will be up to us to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.

Investment Property and Lease Intangibles

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of above- and below-market lease value will be charged to rental revenue.

Value of Real Estate Portfolio

We will review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the asset's carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Assumed Mortgage Notes Payable

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will be initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the notes’ outstanding principal balance will be amortized over the remaining life of the mortgage note payable.

Revenue Recognition

Our revenues, which we expect will be substantially derived from rental income, will include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the initial lease term of each lease. Since we expect many of our leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we will be required to take a reserve against the receivable or a direct write off of the receivable, which may have an adverse effect on earnings for the year in which the reserve or direct write off is taken. Rental revenue will also include amortization of above and below market leases. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectability is reasonably assured.

REIT Compliance and Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ending December 31 of the year in which the escrow period concludes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding, among other things, the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Inflation

The real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in multifamily properties, we will seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in multifamily properties generally turn over on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature.
Off Balance Sheet Arrangements
As of March 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to interest rate changes primarily as a result of short-term and long-term debt used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
We will also be exposed to credit risk, which is the risk that the counterparty will fail to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
We will be exposed to market risk, which is the risk that a change in interest rates will adversely affect the value of a financial instrument. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on an investment in our shares may be reduced.
Because we had not yet commenced operations as of March 31, 2013, we had limited exposure to financial market risks.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
As of March 31, 2013, we had not commenced operations, and we are not aware of any material pending legal proceedings.

Item 1A.	Risk Factors
An investment in shares of our common stock involves risks. The occurrence of any of the following risks might cause stockholders to lose a significant part of their investment. The risks and uncertainties discussed below are not the only risks we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, prospects, financial condition and ability to pay distributions.

Risks Related to an Investment in Our Shares
We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a newly formed entity with no operating history and may not be able to achieve our investment objectives. We have not made any investments in real estate or otherwise and do not own any properties or have any operations or financing from sources other than from our advisor or its affiliates. We cannot assure investors that the past experiences of our advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to redemption by us. If stockholders sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for stockholders to dispose of their shares. We will redeem shares at a price equal to the net asset value, or NAV, per share of the class of shares being redeemed on the date of redemption, and not based on the price at which the shares were purchased. Subject to limited exceptions, shares redeemed within 365 days of the date of purchase will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our redemption plan. In addition, we may redeem shares if a stockholder fails to maintain a minimum balance of $500 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of the date of purchase.
Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time.
The total amount of shares that we will redeem in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter and not any subsequent quarter, such that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied pursuant to a per stockholder allocation instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of our NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of our NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may modify or suspend our redemption plan. If our board of directors materially amends or suspends the plan, other than a temporary suspension to address an external event unrelated to our business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. Because our board of directors is not required to authorize the recommencement of the redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, the ability of stockholders to have their shares redeemed by us may be limited and at times stockholders may not be able to liquidate their investment.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
The Jumpstart Our Business Startups Act, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold stockholder advisory votes on executive compensation. We cannot predict if investors will find our common stock less attractive because we choose to rely on these exemptions.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We intend to take advantage of such extended transition periods and as a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies and our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. This election to take advantage of such extended transition periods is irrevocable pursuant to Section 107 of the JOBS Act.
Our board of directors will not approve each investment selected by our advisor.
Our board of directors approved investment guidelines that delegate to our advisor the authority to execute acquisitions and dispositions of investment properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines. Our board of directors will review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as it deems appropriate. The prior approval of our board of directors will be required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently have no properties and have not identified any properties to acquire with the proceeds of our offering, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•	the limited size of our portfolio in the early stages of our development;

•	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties, real estate equity securities and real estate loans;

•	our inability to realize attractive risk-adjusted returns on our investments;

•	unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;

•	defaults in our investment portfolio or decreases in the value of our investments; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of an investment in our shares.
The amount of distributions we may pay, if any, is uncertain. We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, during the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the earlier part of our continuous public offering, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offering, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares.
Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties, which will be based on appraisals of each of our properties by our independent valuation advisor and other independent third party appraisal firms at least once during every calendar quarter after the respective calendar quarter in which such property was acquired, will be performed in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in real estate-related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Quarterly valuations of each of our real properties will be performed by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by our advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, on an intra-quarter basis, our advisor is responsible for monitoring our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor and the dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be redeemed by us pursuant to our redemption plan is based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.
Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
We anticipate that our quarterly appraisals of our properties will not be spread evenly throughout the calendar quarter, but instead will be received near the end of each calendar quarter. As such, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated income and expenses on a daily basis based on quarterly budgets. As soon as practicable after the end of the last business day of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to reflect, fully and accurately, material events that may impact our daily NAV.
Our advisor’s determination of our daily NAV per share will be based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor will review appraisal reports and monitor our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components that will be used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV will not be audited by our independent registered public accounting firm. We will calculate and publish NAV solely for purposes of establishing the daily price at which we will sell and redeem shares of our common stock after the close of the escrow period, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology that will be used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with United States generally accepted accounting principles, also known as GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets. Stockholders should carefully review the disclosure of our valuation policies and how NAV will be calculated.
Due to daily fluctuations in our NAV, the price at which a redemption is executed could be lower than our NAV per share at the time the redemption request is submitted.
After the escrow period, the redemption price for shares of our common stock will be determined at the end of each business day based on our NAV and will not be based on any established trading price. Each received and processed redemption request will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount for shares held less than 365 days). As a result of this process, stockholders will not know the redemption price at the time they submit their redemption request. The redemption price per share at which a redemption request is executed could be lower than the NAV per share on the date the redemption request is submitted.
The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in its second year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio, and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing due to the reluctance of the lenders to offer financing at higher leverage ratios. We intend to rely on debt financing to finance our acquisition of properties and to finance future tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. The uncertainty in the credit markets may adversely impact our ability to access debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make. We cannot be certain that we will have readily available sources of available financing in the future.

We depend on our advisor, the key personnel of our advisor and the dealer manager and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success is dependent upon our relationships with, and the performance of, our advisor, the key real estate professionals of our advisor and the dealer manager in the marketing and distribution of our continuous public offering, the acquisition and management of our investment portfolio, and our corporate operations. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement or dealer manager agreement is terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of an investment in our shares.
If we internalize our management functions, the percentage of our outstanding common stock owned by our existing stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.
At some point in the future, we may consider internalizing the functions performed for us by our advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire a subsidiary or division of our advisor that has performed services for us pursuant to our advisory agreement, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our advisor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed; we may not be able to properly integrate a new staff of managers and employees; or we may not be able to effectively replicate the services provided previously by our advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.
If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.
We rely on persons employed by our advisor to manage our day-to-day operations. If we were to effectuate an internalization by entering into an agreement with our advisor for the purpose of retaining the current members of our advisor’s management team who have performed services for us pursuant to our advisory agreement, we may not be able to retain all of the key employees of our advisor who have been performing these services. In addition, some of the employees of our advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.
Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. economy, such as the recent negative performance of the investment real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter.
Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
If we only raise the minimum offering amount in our continuous public offering or are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, meaning that the dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our portfolio may be subject to geographic or tenant risk, particularly if we are unable to raise substantial funds in our continuous public offering.
If our portfolio is not sufficiently diversified, we may be subject to geographic or tenant risk, particularly if we do not raise substantial funds in our continuous public offering. Our offering is being made on a “best efforts” basis, whereby the dealer manager is only required to use its best efforts to sell shares of our common stock and has no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the offering may be less than the amount we would need to achieve a broadly diversified portfolio. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located and the types of investments that we make. Even if we raise substantial funds, we may be unable to establish a sufficiently diversified portfolio that would eliminate geographic and tenant risk. In either case, the likelihood that any single investment’s performance would adversely affect our profitability will increase.
The termination or replacement of our advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our advisor an event requiring the immediate repayment of the full outstanding balance of the loan. The termination or replacement of our advisor could trigger repayment of outstanding amounts under a credit agreement governing a line of credit. If a repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives could be materially adversely affected.
Stockholders may be more likely to sustain a loss on their investment because RREEF America, our sponsor and our advisor, does not have a significant investment in our common stock and, as such, may not have as strong an economic incentive to avoid losses as do sponsors who have more significant equity in the investment programs they sponsor.
RREEF America has invested only $200,000 in us in exchange for 16,667 Class B shares of our common stock. Therefore, if we are successful in raising sufficient offering proceeds to be able to reimburse RREEF America for our organization and offering expenses, RREEF America will have little exposure to loss in the value of its investment in our shares. Without this exposure, our investors may be at a greater risk of loss because RREEF America does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise capital during our public offering, we may have difficulty identifying and purchasing suitable properties on attractive terms in order to meet our targeted investment allocation of up to 80% of our assets invested in properties. In addition, we may have capital which cannot be deployed until additional investment opportunities have been allocated to us by our sponsor pursuant to its allocation policy. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investment in our shares to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our stockholders. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, could be materially adversely affected.
The success of our continuous public offering is dependent, in part, on the ability of the dealer manager to retain key employees and to successfully operate and maintain a network of licensed broker-dealers.
The dealer manager for our public offering is SC Distributors, LLC. The success of our offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to retain key employees and to operate and maintain a network of licensed securities broker-dealers and other agents. The success of our dealer manager will be determined in large part by Patrick J. Miller, the president of our dealer manager, and the loss of his services could harm our ability to raise capital. If the dealer manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our offering, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. In addition, the dealer manager currently serves and may serve as dealer manager for other issuers. As a result, the dealer manager may experience conflicts of interest in allocating its time between our offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offering and implement our investment strategy. Further, the participating broker-dealers retained by the dealer manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
We may change our investment and operational policies without stockholder consent.
Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments contemplated by our current investment policies. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.
Risks Related to Conflicts of Interest
Our advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.
Our advisor’s officers and key real estate professionals will identify potential investments in properties and other real estate-related assets which are consistent with our investment guidelines for our possible acquisition. However, our advisor may not acquire any investment in a property unless it has reviewed and approved presenting it to us in accordance with its allocation policies. Our advisor will advise other investment programs that invest in properties and real estate-related assets in which we may be interested and, therefore, could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by our advisor may compete with us with respect to certain investments that we may want to acquire.
In addition, we may acquire properties in geographic areas where other investment programs advised by our advisor own properties. Therefore, our properties may compete for tenants with other properties owned by such investment programs. If one of such investment programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays locating another suitable tenant.
Our advisor will face a conflict of interest because the fees it will receive for services performed are based on our NAV, which will be calculated by our advisor.
Our advisor will be paid a fee for its services based on our daily NAV, which will be calculated by our advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments of our advisor with respect to estimating, for example, our accrued expenses, daily net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our shares may be worth less than their purchase price.
Our advisor’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our advisor, each of whom would be difficult to replace. Neither we nor our advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon our advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If our advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor face conflicts of interest related to their positions or interests in affiliates of our advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor are also executive officers, directors, managers or key professionals of Deutsche Asset & Wealth Management’s real estate investment business. Some of these persons also serve as managers and investment advisers to other funds and institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
Payment of fees and expenses to our advisor and the dealer manager will reduce the cash available for distribution and will increase the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our advisor performs services for us in connection with the selection and acquisition of our investments, the management of our assets and certain administrative services. We pay our advisor advisory fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders. We also pay the dealer manager dealer manager fees and distribution fees based on our NAV. Additionally, to the extent that we are unable to invest the proceeds of our public offering in assets that generate substantial returns to us, our payment of those fees will reduce our NAV over time. The fees we pay to our advisor and the dealer manager increase the risk that stockholders may receive a lower price when they sell their shares to us pursuant to our redemption plan than the purchase price they initially paid for their shares.
Risks Related to Our Corporate Structure
Our current stockholders' interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, of which 500,000,000 shares are classified as Class A Shares and 500,000,000 are classified as Class B shares, and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares, our current stockholders' percentage ownership interest in us will be diluted.

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable case to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our recovery and our stockholders' recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.
Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
The return on an investment in our shares may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that neither we, nor our operating partnership nor the subsidiaries of our operating partnership are investment companies under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
A change in the value of any of our assets could cause us, our operating partnership or one or more of its subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exception from regulation under the Investment Company Act. To maintain compliance with this exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
Our advisor will continually review our investment activity to attempt to ensure that we will not be regulated as an investment company.
We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy the exclusion in Rule 3a-1 under the Investment Company Act. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions or prohibitions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that our income be derived from certain types of assets;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, the purchase of real estate that does not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment and our ability to pay distributions to our stockholders.
Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We will be subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.
All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.
Increasing vacancy rates for certain types of real estate assets resulting from recent disruptions in the financial markets and unfavorable economic conditions could adversely affect the value of assets we acquire of such types.
We will depend upon tenants for a majority of our revenue from properties. Recent disruptions in the financial markets and unfavorable economic conditions have resulted in an increasing vacancy rates for all major types of property, which include office, industrial, retail and multifamily properties, due to increased tenant delinquencies or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Reduced demand for properties could result in decreasing revenues and could require us to increase concessions, increase tenant improvement expenditures or reduce rental rates to maintain occupancies. As a result, the value of our properties could decrease below the amounts we paid for the properties. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even when a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and NAV.
Adverse economic conditions in the regions and metropolitan markets where our assets are located may adversely affect our ability to lease our properties and our ability to increase lease prices.
In addition to our properties being subject to national economic real estate trends, our properties will also be subject to adverse conditions in the regions and metropolitan areas where our properties are located, which may reduce our ability to lease our properties, restrict our ability to increase lease prices and force us to lower lease prices or offer tenant incentives. As a result, adverse regional or city specific events or trends may impact certain of our properties without impacting our entire portfolio, which could decrease our overall performance.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.
We face risks associated with property acquisitions.
We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•
acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
Competition in acquiring properties may reduce our profitability and the return on an investment in our shares.
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. We may also face competition from real estate programs sponsored by our advisor. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, as the economy recovers, the number of entities and the amount of funds competing for suitable investments may increase. In addition to third-party competitors, other programs sponsored by our advisor may raise additional capital and seek investment opportunities under our sponsor’s allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
Properties that incur vacancies could be difficult and costly to sell or re-lease.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, and substantial expenditures may be necessary to customize the property to fit the needs of a successor tenant or prepare the property for sale. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases.

Potential losses or damage to our properties may not be covered by insurance.
We plan to carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. Our advisor will select policy specifications and insured limits which it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure stockholders that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
Our properties will face significant competition.
We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result. Due to such competition, the terms and conditions of any lease that we enter into with our tenants may vary substantially.
Our properties may be leased at below-market rates under long-term leases.
We will seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
Our retail tenants will face competition from numerous retail channels.
Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.
Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
If we purchase assets at a time when the multifamily residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.
The multifamily residential real estate market may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.
We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.
Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.
We could become subject to liability for environmental contamination, regardless of whether we caused such contamination.
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for investments and the amount of distributions to stockholders.
We will rely on third-party property managers to operate our properties and leasing agents to lease vacancies in our properties.
Our advisor intends to hire third-party property managers to manage our properties and third-party leasing agents to lease vacancies in our properties. The third-party property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties.
We are subject to additional risks from our international investments.
We expect to purchase real estate investments located outside the United States, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	political and economic instability in certain regions; and

•	the potential difficulty of enforcing obligations in other countries.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.
Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on the certain international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.
General Risks Related to Investments in Real Estate-Related Assets
Our investments in real estate-related assets will be subject to the risks related to the underlying real estate.
Real estate loans secured by properties are subject to the risks related to underlying real estate. The ability of a borrower to repay a loan secured by a property typically is dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Any default on the loan could result in our acquiring ownership of the property, and we would bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In addition, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan.
We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments may be similarly affected by property values.
The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties, which may result in losses to us.
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than first-lien mortgage loans secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan may be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The real estate equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.
We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed herein, including risks relating to rising interest rates.
The value of the real estate securities that we may invest in may be volatile.
The value of real estate securities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.
Commercial mortgage-backed securities, or CMBS, in which we may invest, are subject to several types of risks that may adversely impact our performance.
CMBS are bonds that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans, including the risks of prepayment or default.
In a rising interest rate environment, the value of CMBS may be adversely affected when repayments on underlying mortgage loans do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated assets but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. The value of CMBS also may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.
We may also invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity, our revenues will decrease. If negative economic trends impact the real estate market, borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.
We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
We may purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related assets to be reduced.
We will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa. Our investment in such securities means that our NAV may decline if market interest rates rise.
During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call risk or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.
If we liquidate prior to the maturity of our real estate-related assets, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board of directors may choose to liquidate our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values.
Risks Related to Debt Financing
We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of an investment in our shares.
We intend to finance a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as the line of credit that we initially entered into on May 1, 2013, to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of an investment in our shares. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
If we draw on a line of credit to fund redemptions or for any other reason, our financial leverage ratio could increase beyond our target.
We may utilize a line of credit, such as the line of credit that we entered into on May 1, 2013, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.
Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.
Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.
Federal Income Tax Risks
Failure to qualify as a REIT would have significant adverse consequences to us.
Alston & Bird LLP has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31 of the year in which the escrow period concludes. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Alston & Bird LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of Alston & Bird LLP based on the law in effect as of the date of the opinion. The opinion of Alston & Bird LLP is not binding on the Internal Revenue Service, or IRS, or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income, potentially including alternative minimum tax, and could be subject to higher state and local taxes;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•
if we had previously qualified as a REIT, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we are entitled to relief under applicable statutory provisions).

The increased taxes would cause a reduction in our NAV and cash available for distribution to stockholders. In addition, if we do not qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce the overall return on an investment in our shares.
To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Non-U.S. stockholders may be subject to FIRPTA tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
A non-U.S, stockholder that disposes of a “U.S. real property interest,” or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution attributable to gains from such a disposition, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from (or to the extent attributable to gains from) such disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 5% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied.
The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.
From time to time, we may be forced to sell assets to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, however there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, however there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.
Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.
Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.
We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders even if we qualify as a REIT for federal income tax purposes.
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including those described below.

•
In order to qualify as a REIT, we are required to distribute as dividends annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•	If we file income tax returns in states or local jurisdictions that do not respect the dividends paid deduction, we will be subject to state or local income tax.

•
We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•
Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interests to qualify as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless a stockholder is a tax-exempt entity, the stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders is 20%. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 39.6%).
We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. To the extent that any such loans do not satisfy all the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we would fail to qualify as a REIT.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, they should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the trust, plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we did not repurchase any of our securities.
On January 3, 2013, our registration statement under Registration No. 333-180356, covering our public offering of up to $2.5 billion of common stock, was declared effective under the Securities Act. As of March 31, 2013, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the offering.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Julianna S. Ingersoll
Name:	Julianna S. Ingersoll
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.