Form 10-Q
period 2013-09-30
RREEF Property Trust, Inc.
filed 2013-11-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock. As of November 11, 2013, the registrant had 651,717 shares of Class A common stock, $.01 par value, outstanding, and 1,024,540 shares of Class B common stock, $.01 par value, outstanding, 868,032 of which were held by an affiliate.

RREEF PROPERTY TRUST, INC.

PART I
FINANCIAL INFORMATION

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$2,310,684	$—
Buildings and improvements, less accumulated depreciation of $110,365	7,096,125	—
Acquired intangible lease assets, less accumulated amortization of $230,971	3,551,855	—
Total investment in real estate assets, net	12,958,664	—
Investment in marketable securities	2,927,310	—
Total investment in real estate assets and marketable securities, net	15,885,974	—
Cash and cash equivalents	668,595	200,000
Receivables	46,177	—
Prepaid expenses	55,337	—
Deferred financing costs, less accumulated amortization of $113,358	431,048	—
Total assets	$17,087,131	$200,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$—	$—
Accounts payable and accrued expenses	8,164	—
Due to affiliates	4,064,160	—
Distributions payable	24,597	—
Other liabilities	97,729	—
Total liabilities	4,194,650	—
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 456,231 and 0 shares issued and outstanding, respectively	4,562	—
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 945,900 and 16,667 shares issued and outstanding, respectively	9,459	167
Additional paid-in capital	14,515,071	199,833
Accumulated deficit	(1,471,851)	—
Accumulated other comprehensive loss	(164,760)	—
Total stockholders' equity	12,892,481	200,000
Total liabilities and stockholders' equity	$17,087,131	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues:
Rental and other property income	$313,307	$420,801
Investment income on marketable securities	29,299	49,289
Total revenues	342,606	470,090
Expenses:
General and administrative expenses	538,253	1,084,129
Property operating expenses	11,927	16,140
Acquisition related expenses	848	59,334
Depreciation	73,577	110,365
Amortization	171,407	230,386
Total operating expenses	796,012	1,500,354
Operating loss	(453,406)	(1,030,264)
Interest expense	(138,375)	(211,473)
Realized gain (loss) upon sale of marketable securities	4,678	(25,075)
Net loss	$(587,103)	$(1,266,812)
Weighted average number of common shares outstanding:
Basic and diluted	1,095,953	478,169
Net loss per common share:
Basic and diluted	$(0.54)	$(2.65)
Distributions declared per share of common stock*	$0.15	$0.20

* Distributions declared per share of common stock for the nine months ended September 30, 2013 is based on the weighted average number of shares outstanding for the period from May 30, 2013, commencement of operations, to September 30, 2013, or 1,032,716 shares.

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss	$(587,103)	$(1,266,812)
Other comprehensive loss:
Reclassification of previously unrealized (gain) loss on marketable securities into net loss	(4,678)	25,075
Unrealized loss on marketable securities	(101,262)	(189,835)
Total other comprehensive loss	(105,940)	(164,760)
Comprehensive loss	$(693,043)	$(1,431,572)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$—	$—	$200,000
Issuance of common stock	—	—	456,212	4,562	914,935	9,149	16,631,291	—	—	16,645,002
Issuance of common stock through the distribution reinvestment plan	—	—	19	—	14,298	143	173,634	—	—	173,777
Distributions to stockholders	—	—	—	—	—	—	—	(205,039)	—	(205,039)
Dealer manager fees	—	—	—	—	—	—	(4,018)	—	—	(4,018)
Other offering costs	—	—	—	—	—	—	(2,485,669)	—	—	(2,485,669)
Comprehensive loss	—	—	—	—	—	—	—	(1,266,812)	(164,760)	(1,431,572)
Balance, September 30, 2013	—	$—	456,231	$4,562	945,900	$9,459	$14,515,071	$(1,471,851)	$(164,760)	$12,892,481

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013	For the Period February 7, 2012 (inception) through September 30, 2012
Cash flows from operating activities:
Net loss	$(1,266,812)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	110,365	—
Realized loss upon sale of marketable securities	25,075	—
Amortization of intangible lease assets	230,971	—
Amortization of deferred financing costs	113,358	—
Changes in assets and liabilities:
Receivables	(46,177)	(744)
Prepaid expenses	(55,337)	—
Accounts payable and accrued expenses	2,956	—
Other liabilities	97,729	—
Due to affiliates	1,189,919	—
Net cash provided by operating activities	402,047	(744)
Cash flows from investing activities:
Investment in real estate	(13,300,000)	—
Investment in marketable securities	(4,445,872)	—
Proceeds from sale of marketable securities	1,328,727
Net cash used in investing activities	(16,417,145)	—
Cash flows from financing activities:
Proceeds from line of credit	6,700,000	—
Repayments of line of credit	(6,700,000)	—
Proceeds from issuance of common stock	16,645,002	200,000
Payment of offering costs	(131,913)	—
Distributions to investors	(180,442)	—
Common stock issued through the distribution reinvestment plan	173,777	—
Deferred financing costs paid	(22,731)	—
Net cash provided by financing activities	16,483,693	200,000
Net increase in cash and cash equivalents	468,595	199,256
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$668,595	$199,256

Supplemental disclosures of non-cash investing and financing activities:
Accrued offering costs due to affiliate	$2,352,565	$—
Distributions declared and unpaid	$24,597	$—
Accrued deferred financing costs	$521,675	$—
Unrealized loss on marketable securities	$(164,760)	$—
Supplemental cash flow disclosures:
Interest paid	$39,345	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. On February 14, 2012, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased 16,667 shares of the Company’s Class B common stock for a total cash consideration of $200,000 to provide the Company’s initial capitalization. Substantially all of the Company's business will be conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company and the initial limited partner of the Operating Partnership, contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the net proceeds of the offering to the Operating Partnership.
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
The Company is offering to the public, pursuant to a registration statement, $2,250,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company is offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. On January 3, 2013, the Offering was initially declared effective by the Securities and Exchange Commission. On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B shares in the Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.
Shares of the Company’s common stock are being sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class specific fees and expenses, such as the distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day. The Company will not sell any shares to Pennsylvania investors unless it has received purchase orders for at least $75,000,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class B shares from persons not affiliated with the Company or RREEF America.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary to a fair statement of the results for the interim periods presented. In addition, the Company evaluates relationships with other entities to identify whether

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

there are variable interest entities as required by FASB ASC 810, Consolidations, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FASB ASC 810.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balance.
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
In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.
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
Acquired above- and below-market lease values are estimated based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain renewal options. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2013, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
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
Borrowings
The Company may obtain various forms of borrowings from market participants. Generally, borrowings originated by the Company will be recorded at amortized cost. The Company may also assume borrowings in connection with acquisitions. The Company will estimate the fair value of assumed borrowings based upon indications of then-current market pricing for similar types of debt with similar maturities. The assumed borrowings will initially be recorded at their estimated fair value as of the assumption date, with the difference between such estimated fair value and the borrowings’ outstanding principal balance being amortized over the remaining life of the borrowing.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

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
Organization and Offering Expenses
RREEF America agreed to pay all of the Company’s organization and offering expenses through January 3, 2013 (the “Initial O&O”). This included costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. The offering expenses portion of the Initial O&O includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America, as the Company’s advisor, or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.
In addition to the Initial O&O, RREEF America has agreed to pay the portion of the Company’s organization and offering expenses from January 3, 2013 through January 3, 2014 that are incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O” and, together with the Initial O&O, the “Deferred O&O”). RREEF America incurred $4,508,784 in Deferred O&O on behalf of the Company from the Company’s inception through September 30, 2013, of which $147,678 and $1,197,841 was incurred during the three and nine months ended September 30, 2013, respectively. Additionally, as a result of the Expense Support Agreement (as defined in Note 7), $90,000 of offering expenses were reclassified out of Deferred O&O, and instead will be covered under the Expense Support Agreement. See Note 7.
The Company will reimburse RREEF America for the Deferred O&O monthly on a straight-line basis over 60 months beginning January 3, 2014.
Prior to the Company’s commencement of operations, RREEF America also agreed to pay all of the Company’s expenses which are not included in the Deferred O&O (the “Other Expenses”), amounting to $940,000 from the Company’s inception through May 30, 2013. The Other Expenses will be covered under the expense support agreement discussed in Note 7, and thus will be subject to the repayment provisions of that agreement.
Prior to the commencement of operations, the Company was not obligated to reimburse RREEF America for the Deferred O&O or the Other Expenses. Accordingly, prior to the commencement of operations, neither the Deferred O&O nor the Other Expenses were accrued on the Company’s consolidated balance sheet.
Organizational expenses and Other Expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs incurred by the Company, RREEF America and its affiliates on behalf of the Company will be deferred and will be paid from the proceeds of the Offering. These costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ending December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company’s REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to the Company’s stockholders, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and are attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2013, the Company had a deferred tax asset of approximately $510,000 sourced from the net operating losses realized by the Company, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans.
Concentration of Credit Risk
As of September 30, 2013, the Company had cash on deposit at two financial institutions, one of which had deposits in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Through September 30, 2013, 100% of the Company’s gross rental revenues were from an office building located outside Chicago, Illinois. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation. The Allstate Corporation trades on the New York Stock Exchange under the ticker symbol “ALL.”
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity's own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at September 30, 2013 approximates its fair value.
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

Land	$2,310,684
Building and improvements	7,206,490
Acquired in-place lease	3,773,246
Acquired above-market lease	9,580
Total real estate at cost	$13,300,000

The Company recorded rental revenues and net income of $313,307 and $54,520, respectively, related to this property for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the Company recorded rental revenues and net income of $420,801 and $4,576, respectively.
The Company’s estimated rental and other property income and net loss, on a pro forma basis (as if the acquisition of 9022 Heritage Parkway were completed on January 1, 2013), for the nine months ended September 30, 2013 is $882,012 and ($1,338,168), respectively. No pro forma information is presented for the quarter ended September 30, 2013 because the Company owned the property for the entire quarter.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of September 30, 2013, which consisted entirely of publicly-traded shares of common stock in REITs. All marketable securities held at September 30, 2013 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

Marketable securities - cost	$3,092,070
Unrealized gains	39,189
Unrealized losses	(203,949)
Net unrealized loss	(164,760)
Marketable securities—fair value	$2,927,310

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three and nine months ended September 30, 2013, marketable securities sold generated proceeds of $562,752 and $1,328,727, respectively, resulting in gross realized gains of $11,156 and $12,693, respectively, and gross realized losses of $6,478 and $37,768, respectively.

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions and payment of certain fees. The Line of Credit may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, subject to a single one-year extension option. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of June 30, 2013, the outstanding balance and interest rate were $6,700,000 and 2.40%, respectively. During the three months ended September 30, 2013, the Company utilized proceeds raised in the Offering to fully repay the outstanding balance. Accordingly, as of September 30, 2013, the outstanding balance on the Line of Credit was zero.
If the Company does not have at least $50 million of tangible net worth (as defined in the Line of Credit agreement) by May 1, 2014, the available, undrawn commitments under the Line of Credit will be canceled, and the Company will have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the Line of Credit. Otherwise, the Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, leverage ratio requirements and dividend payout and REIT status requirements. The Company believes it was in compliance with all such covenants as of September 30, 2013.
The borrowing capacity under the Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of September 30, 2013, the Company’s Borrowing Base was $9,466,520.

NOTE 7 — RELATED PARTY ARRANGEMENTS

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

RREEF America receives compensation and reimbursements in connection with the management of the Company's investments. The Company pays RREEF America an advisory fee equal to (a) a fixed component that accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day; provided that the fixed component will not be earned and, therefore, will not begin to accrue until the date on which the Company's combined NAV for both classes of shares has reached $50,000,000, and (b) a performance component calculated for each class of shares on the basis of the total return to stockholders of each class for any calendar year, such that for any year in which the Company's total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. In the event the Company's NAV per share decreases below $12.00 for any class, the performance component will not be earned on any increase in NAV up to $12.00 with respect to that class, provided that the Company may decrease this threshold if (i) there has been a fundamental and unexpected change in the overall real estate market and (ii) the Company's board of directors, including a majority of its independent directors, has determined that such change is necessary to appropriately incent RREEF America to perform in a manner that maximizes stockholder value and is in the best interests of the Company's stockholders. The fixed component of the advisory fee is payable monthly in arrears and the performance component is payable annually in arrears. For the year ended December 31, 2013, the Class B performance component will be measured from May 30, 2013, the date the Company commenced operations, to December 31, 2013. The Class A performance component will be measured from August 12, 2013, the date the first Class A share was sold, to December 31, 2013.
On May 29, 2013, the Company entered into an expense support agreement with RREEF America, which was amended and restated on November 11, 2013 (as amended and restated, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, RREEF America has incurred, and may continue to incur, expenses related to the Company that are not part of the Deferred O&O (“Expense Payments”). The Expense Payments include the Other Expenses referred to in Note 2, and may include, without limitation, organizational and offering expenses and operating expenses under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $5,100,000.
Pursuant to the Expense Support Agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering, within five business days after the end of such quarter and each calendar quarter thereafter, the Company will reimburse RREEF America in an amount, subject to certain limitations, equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all Expense Payments made by RREEF America prior to the last day of the previous calendar quarter that have not been previously reimbursed by the Company to RREEF America, until the aggregate of all Expense Payments have been reimbursed by the Company.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

Notwithstanding the above provisions, the Company will not reimburse RREEF America for any organizational and offering costs which would cause the Company's total organizational and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organizational and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. In accordance with these limitations, the total organizational and offering expenses incurred by RREEF America through September 30, 2013 exceeded these limitations by $2,607,173.
Through September 30, 2013, no fees were earned by RREEF America. As of September 30, 2013, the Company owed RREEF America for the following amounts, after application of the aforementioned reimbursement limitations:

	Offering	Organizational	Operating	Due to Affiliate
Deferred O&O	$1,864,547	$37,064	$—	$1,901,611	(1)
Expense Payments	488,018	—	1,674,531	2,162,549	(2)
Total due to RREEF America	2,352,565	$37,064	$1,674,531	$4,064,160
Offering costs not subject to reimbursement by RREEF America	137,122
Total offering costs	$2,489,687

(1)    To be repaid ratably over 60 months beginning January 2014.

(2)
To be repaid in quarterly payments of $250,000 (subject to certain limitations), commencing in the quarter after the earlier of (a) the quarter beginning January 1, 2015 or (b) the quarter in which the Company raises at least $200,000,000 in aggregate gross proceeds from the Offering.

The excess organizational and offering costs incurred by RREEF America of $2,607,173 on behalf of the Company is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount.

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
September 30, 2013

the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company's common stock in cash.
Redemption Plan
In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares. The redemption price per share is equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of the Company's NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of the Company's NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.
Each redemption request will be evaluated by the Company in consideration of rules and regulations promulgated by the Internal Revenue Service with respect to dividend equivalent redemptions. Redemptions that may be considered dividend equivalent redemptions may adversely affect the Company and/or shareholders. Accordingly, the Company may reject any redemption request that it reasonably believes may be treated as a dividend equivalent redemption.
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

NOTE 9 — DISTRIBUTIONS

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

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
On May 22, 2013, the Company's board of directors declared the Company's first cash distribution of $0.00164384 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from June 1, 2013 through September 30, 2013. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued. All of the distributions for June 2013 were reinvested pursuant to the Company's distribution reinvestment plan, resulting in the issuance of approximately 3,469 additional Class B shares. During the quarter ended September 30, 2013, distributions reinvested resulted in the issuance of approximately 19 Class A shares and 10,829 Class B shares.
NOTE 10 — SEGMENT INFORMATION

For the three and nine months ended September 30, 2013, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2013 and net loss for the three and nine months ended September 30, 2013.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2013	$12,958,664	$2,927,310	$15,885,974

Reconciliation to total assets of September 30, 2013
Carrying value per reportable segments			$15,885,974
Corporate-level assets			1,201,157
Total assets			$17,087,131

Three Months Ending September 30, 2013
Revenues
Rental and other property income	$313,307	$—	$313,307
Investment income on marketable securities	—	29,299	29,299
Total revenues	313,307	29,299	342,606
Operating expenses
Property operating expenses	11,927	—	11,927
Total segment operating expenses	11,927	—	11,927
Operating income - Segments	$301,380	$29,299	$330,679

Reconciliation to net loss
Operating Income - Segments			$330,679
General and administrative expenses			(538,253)
Acquisition related expenses			(848)
Depreciation			(73,577)
Amortization			(171,407)
Operating loss			(453,406)
Interest expense			(138,375)
Realized gain upon sale of marketable securities			4,678
Net loss			$(587,103)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

	Real Estate Properties	Real Estate Equity Securities	Total
Nine Months Ending September 30, 2013
Revenues
Rental and other property income	$420,801	$—	$420,801
Investment income on marketable securities	—	49,289	49,289
Total revenues	420,801	49,289	470,090
Operating expenses
Property operating expenses	16,140	—	16,140
Total segment operating expenses	16,140	—	16,140
Operating income - Segments	$404,661	$49,289	$453,950

Reconciliation net loss
Operating Income - Segments			$453,950
General and administrative expenses			(1,084,129)
Acquisition related expenses			(59,334)
Depreciation			(110,365)
Amortization			(230,386)
Operating loss			(1,030,264)
Interest expense			(211,473)
Realized loss upon sale of marketable securities			(25,075)
Net loss			$(1,266,812)

NOTE 11 — ECONOMIC DEPENDENCY
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
The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. All of the Company's properties were subject to assessments, involving visual inspections of the properties and their neighborhoods. The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe such environmental assessments will have a material adverse impact on the Company's consolidated financial position or results of operations in the future.
As discussed in Notes 2 and 7, the Company may become liable to RREEF America for additional amounts that RREEF America has paid on behalf of the Company, with such additional liability dependent upon the amount of shares sold by the Company.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS - continued
September 30, 2013

NOTE 13 — STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
The Company commenced operations on May 30, 2013. As a result, for the period February 7, 2012 (inception) through September 30, 2012, the Company did not recognize revenues or expenses of any kind. Accordingly, the consolidated statements of operations and the consolidated statements of comprehensive income for the quarter ended September 30, 2012 and for the period February 7, 2012 (inception) through September 30, 2012 have not been included within these consolidated financial statements.

NOTE 14 — SUBSEQUENT EVENTS

The Company entered into the Amended and Restated Expense Support Agreement by and between the Company and RREEF America L.L.C., dated November 11, 2013 (the "Expense Support Agreement"). The Expense Support Agreement extended the period during which RREEF America may make Expense Payments to the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date the aggregate Expense Payments by RREEF America exceed $5,100,000. All other material terms of the Expense Support Agreement remain unchanged.

On October 2, 2013, the Company announced that its board of directors declared a cash distribution equal to $0.00166682 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from October 1, 2013 through December 31, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our special financial report on Form 10-K for the period February 7, 2012 (inception) through December 31, 2012. We also invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share and information about upcoming investor update calls. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively raise and deploy proceeds from our continuous public offering, or our offering;

•	changes in global economic conditions generally and the real estate and capital markets specifically;

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
Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
We intend to invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry. Real estate-related assets include common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to our advisor authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations.

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

Also on May 31, 2013, we invested approximately $3,066,000 in a portfolio of publicly traded common stock of 31 REITs. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intention. We will likely have a limited amount of sales and reinvestments in any given period due to repositioning of the portfolio. As of September 30, 2013, our real estate equity securities portfolio consisted of publicly traded common stock of 38 REITs with a value of $2,927,310.

The following chart summarizes our marketable securities by property type as of September 30, 2013:

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. As a result, our nine-month operating results described below reflect only four months of investment activity and are not indicative of future periods. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations.

Revenues

Our total revenue for the three months ended September 30, 2013 was $342,606, comprised of $313,307 of rental income and $29,299 of investment income. Our total revenue for the nine months ended September 30, 2013 was $470,090, comprised of $420,801 of rental income and $49,289 of investment income. All of our rental income, which is inclusive of $26,201 and $36,898, respectively, of straight-line rental revenue for the three and nine months ended September 30, 2013, was derived from our first property, 9022 Heritage Parkway.

On May 31, 2013, $3,066,298 was invested in a diversified portfolio of publicly traded common stock of 31 REITs. Since that date, some of these securities were sold and the proceeds were reinvested in the common stock of other publicly traded REITs. All of our $29,299 and $49,289 of investment income for the three and nine months ended September 30, 2013 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses during the three and nine months ended September 30, 2013 were $796,012 and $1,500,354, respectively. The most significant component of our operating expenses, general and administrative expenses of $538,253 and $1,084,129 for the three- and nine-month periods, respectively, included a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the nine months ended September 30, 2013, these expenses were disproportionately large, relative to other corporate expenses, because they accumulated during the period commencing in January 2013, while we did not begin to incur most other corporate expenses until we commenced operations in May 2013. Our operating expenses also included $848 and $59,334, respectively, of acquisition-related expenses for the three and nine months ended September 30, 2013, which we incurred in connection with our acquisition of 9022 Heritage Parkway. The property is 100% leased pursuant to a net lease, whereby most the property's direct operating expenses are paid by the tenant. As a result, the property operating expenses for the three and nine months ended September 30, 2013 were $11,927 and $16,140, respectively. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because (1) the amounts of these expenses reported during the nine months ended September 30, 2013 reflect only four months of activity and (2) we anticipate acquiring additional properties in the future.

Interest Expense

On May 1, 2013, we entered into a revolving credit facility, and on May 31, 2013, we borrowed $6,700,000 under the credit facility to fund our first property acquisition. For the three months ended September 30, 2013, we incurred $25,498 of interest expense, $35,140 of unused line of credit fees and $77,737 of amortization of deferred financing costs. For the nine months ended September 30, 2013, we incurred $39,345 of interest expense, $58,770 of unused line of credit fees and $113,358 of amortization of deferred financing costs. During the quarter ended September 30, 2013, we utilized proceeds from our offering to reduce the line of credit balance to zero. We expect our interest expense to increase in future periods because (1) the interest expense reported during the nine months ended September 30, 2013 reflects approximately three months of interest and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, we sold a portion of our marketable securities and reinvested the proceeds in other marketable securities. For the three and nine months ended September 30, 2013, these portfolio refinements resulted in a realized gain of $4,678 and a realized loss of $25,075, respectively. As of September 30, 2013, we owned a portfolio of publicly traded common stock of 38 REITs with a cost basis of $3,092,070 and a fair value of $2,927,310, reflecting a net unrealized loss of $164,760. As of June 30, 2013, our net unrealized loss in the marketable securities portfolio was $58,820.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of September 30, 2013:

Component of NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$9.70	$9.70
Investments in real estate equity securities (2)	2.09	2.09
Other assets, net	0.50	0.50
Line of credit	—	—
Other liabilities, net	(0.13)	(0.12)
NAV per share	$12.16	$12.17

(1)	The value of our investment in real estate was approximately 2.3% more than its historical cost.
(2)    The value of our investments in real estate securities was approximately 5.3% less than their historical cost.

The table below sets forth a reconciliation from our stockholders' equity to our NAV, which we calculate for the purpose of establishing the offer and redemption price for our shares, as of September 30, 2013.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$12,892,481	$9.18	$9.22
Plus:
Unrealized gain on real estate investments	300,000	0.21	0.21
Accumulated depreciation	110,365	0.08	0.08
Accumulated amortization related to intangible lease assets	230,971	0.16	0.16
Deferred offering costs and expenses	3,604,801	2.57	2.57
Less:
Deferred rent receivable	(36,898)	(0.03)	(0.03)
Estimated performance fee	(40,841)	(0.01)	(0.04)
Net asset value	$17,060,879	$12.16	$12.17

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
Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Company-Defined FFO
We believe that FFO, MFFO and Company-defined FFO in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
FFO
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as realized gains and losses on sales of real estate and items classified as extraordinary items under GAAP. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, realized gains and losses on sales of real estate and items classified as extraordinary items under GAAP generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.
MFFO
As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs, straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.
Company-defined FFO
Company-defined FFO is also a non-GAAP supplemental financial performance measure that excludes all of the same items as FFO and MFFO. In addition, Company-defined FFO excludes realized gains and losses from sales of securities and excludes the certain operating expenses that are paid on our behalf by our advisor, all of which are included in determining our net loss under GAAP. While investment of a portion of our capital into a portfolio of real estate securities is an integral part of our business plan, we do not intend to execute a strategy considered to be trading in accordance with GAAP and as such, realized gains and losses from sales of securities generally will be incidental in nature and result primarily from periodic re-positioning of the portfolio. Our operating expenses, which are excluded from Company-defined FFO to the extent they are paid by our advisor, will be reflected in our Company-defined FFO after our advisor's expense support ends. Therefore, the exclusion from Company-defined FFO of the operating expenses paid by our advisor may not be indicative of our future operations once we have surpassed the start-up and initial acquisition phase of our operations. However, we believe that the exclusion of the operating expenses being paid by our advisor provides a better understanding of the impact of our advisor's expense support on our current operations. In addition, when we begin reimbursing our advisor for the operating expenses paid by our advisor, such reimbursements will be deducted in determining Company-defined FFO, which we believe will provide a better understanding of the overall impact of our advisor's expense support on our operations during the entire period in which the expense support agreement is in effect.
We use MFFO and Company-defined FFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe Company-defined FFO could facilitate a comparison to other REITs that are not engaged in acquisition activity and have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, MFFO and Company-defined FFO:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net loss	$(587,103)	$(1,266,812)
Add (deduct) NAREIT-defined adjustments
Real estate related depreciation	73,577	110,365
Real estate related amortization	171,407	230,386
FFO	(342,119)	(926,061)

Add (deduct) MFFO adjustments
Acquisition related expenses	848	59,334
Straight line rents	(26,201)	(36,898)
Amortization of above-market lease intangible	435	585
MFFO	(367,037)	(903,040)

Add (deduct) Company-defined adjustments
Realized (gain) loss on sale of securities	(4,678)	25,075
Operating expense support from advisor	647,747	1,252,236
Company-defined FFO	$276,032	$374,271

We believe that our FFO for the three and nine months ended September 30, 2013, as compared to our distributions declared for the same periods, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through September 30, 2013, we raised $5,650,000 from the sale of Class A shares and $11,195,002 from the sale of Class B shares. Approximately, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The applicable spread in place as of September 30, 2013 was 220 basis points. The spread is adjusted once per quarter upon submission of our covenant calculations, which are due 60 days after quarter end. During the quarter ended September 30, 2013, we utilized proceeds from the offering to repay the line of credit balance down to zero. We believe we were in compliance with all covenants as of September 30, 2013.

The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The line of credit contains provisions that define the borrowing capacity, or the borrowing base, at any time as the sum of (1) the lesser of (a) 60% of the value of our real estate investments which are encumbered by the line of credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of our investments in eligible marketable securities. As of September 30, 2013, we had no balance outstanding under the line of credit, and our borrowing base was $9,466,520, comprised of $7,980,000 from our real estate and $1,486,520 from our marketable securities. We do not intend to borrow from the line of credit to purchase marketable securities, but the additional borrowing base supported by the marketable securities provides us flexibility in having funds available for acquisitions, redemptions and other corporate purposes. In the future, however, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013. Pursuant to the terms of the expense support agreement, as amended, our advisor has incurred, and may continue to incur, expenses related to our operations that are not required to be reimbursed over the 60-month period following January 3, 2014 in accordance with our advisory agreement, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organizational and offering expenses and operating expenses under the advisory agreement. Our advisor may incur these expenses until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii)

the date the aggregate expense payments by our advisor exceed $5,100,000. Through September 30, 2013, our advisor incurred $2,162,549 in expense payments.

Pursuant to the expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from the offering, within five business days of the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (our dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through September 30, 2013, our advisor has paid on our behalf or reimbursed us for $4,996,802 in organization and offering costs and $2,162,549 in operating expenses. However, as a result of the 15% limitation, the total organization and offering costs paid by our advisor exceeded the limitation by $2,607,173 as of September 30, 2013. In accordance with this limitation, this excess is not reflected on our balance sheet as of September 30, 2013. We may become obligated to reimburse our advisor for all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2013 was $402,047. This was primarily a result of the expense support payments from our advisor amounting to $1,189,919 that effectively offsets all of our general and administrative expenses and most of our deferred financing costs.

Cash flow used in investing activities during the nine months ended September 30, 2013 was $16,417,145. During this period, we used $13,300,000 to acquire 9022 Heritage Parkway and approximately $3,100,000 (net of proceeds from sales of investments) to purchase investments in common stock of publicly traded REITs.

Cash flow provided by financing activities was $16,483,693. We raised $16,645,002 in our offering during the nine months ended September 30, 2013. Of this amount, $10,000,002 was from our sponsor. We paid $131,913 in offering costs that were not covered by our sponsor. In May 2013, we borrowed $6,700,000 under our line of credit to acquire 9022 Heritage Parkway. This amount was fully repaid during the quarter ended September 30, 2013 with proceeds raised in our offering. Deferred financing costs paid by us in connection with obtaining our line of credit and not reimbursed by our sponsor amounted to $22,731.

Prior to our commencement of operations, we were in our organizational period and had no operations. For the period February 7, 2012, our inception date, through September 30, 2012, our cash flows consisted of the receipt of a $200,000 initial investment from RREEF America and the payment of $744 for bank fees that was subsequently reimbursed by RREEF America.

Distributions

Our board of directors authorized and declared daily cash distributions of $0.00164384 per share per day, which were payable monthly for the period commencing on June 1, 2013 and ending on September 30, 2013 for each share of Class A and Class B common stock outstanding (as adjusted to reflect applicable class-specific expenses). The amount of dividends for the four months ended September 30, 2013 was $205,039. Of this amount, $180,442 was paid, with the balance remaining payable in cash as of September 30, 2013. Further, $173,777 of the total distributions was reinvested into shares of Class A and Class B common stock while $31,262 was paid from cash that was 100% generated from the operations of our real estate and securities portfolio.

Our board of directors has declared a cash distribution equal to $0.00166682 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from October 1, 2013 through December 31, 2013.

We expect that we will continue to pay distributions monthly in arrears. Any dividends not reinvested will be payable in cash, and there can be no assurances regarding the portion of the dividends that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit or from the proceeds of our offering.

Redemptions

Our redemption plan commenced on July 1, 2013. To date, no redemption requests have been received.

Market Outlook

The economy appears likely to continue to expand in 2014 on a similar trajectory as it has during the past few quarters, although the government shutdown has increased risk to the outlook, particularly in light of the risk of another shutdown or the threat to not increase the debt ceiling by early next year. Nonetheless, there have been many positive developments in the private sector. Consumer spending continued to rise, slowing in the first half of the year, while housing prices escalated more quickly. Low interest rates and continued employment growth are fueling the expansion of both the consumer and business sectors at historical norms or better. Private investment is also continuing to grow. Companies have relatively large amounts of cash and are investing in structures and equipment at above-average rates. The U.S. economy will also benefit from stabilizing European and Asia Pacific economies. However, aside from the reduced spending resulting directly from the government shutdown, the federal government will continue to reduce spending as part of the ongoing sequester, dampening economic growth.

Interest rates are still trending upwards, although the pace of increase has moderated and flattened recently. Nonetheless, the moderate rise in mortgage interest rates reduced the pace of both mortgage refinancings and existing home purchases. While the economy is still improving, the market increased interest rates ahead of the pace sought by the Federal Reserve, encouraging the Federal Reserve to delay its tapering of the Quantitative Easing program. While it is likely that interest rates will continue to climb slowly, mortgage rates remain low relative to their long-term historical averages, and cap rates are at historically wide spreads to treasury rates. Should inflation rise, and add further pressure to interest rates, real estate has historically performed well relative to other asset classes during periods of elevated inflation.

Expansions in the job base, retail spending, household growth, income levels and economic output are supporting positive absorption in the apartment, industrial, office and retail property sectors. The development pipeline is increasing, particularly for apartments, but remains below historical average levels in most metropolitan areas. The combination of increasing demand and limited supply continues to push vacancy rates downward, leading to market rent increases in many metropolitan areas, although rent increases have not yet spread to all markets. Overall, property markets are firmly in the growth phase of the cycle. However, if the economy does not recover as anticipated or supply exceeds expectations, the performance of the real estate sector could be impacted negatively.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following:

•	Investment property and lease intangibles;

•	Value of our real estate portfolio;

•	Investments in marketable securities;

•	Revenue recognition; and

•	Organization and offering costs.
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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2013, the Company had a deferred tax asset of approximately $510,000 sourced from the net operating losses realized by the Company, for which a valuation allowance was recorded in the same amount due to the uncertainty of realization.

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
Off Balance Sheet Arrangements
As of September 30, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2013, we had no balance outstanding under our line of credit. As of June 30, 2013, we had $6,700,000 of variable-rate debt outstanding on the line of credit at 2.40%, representing approximately a 50% loan-to-cost ratio. If we had the same balance outstanding as of September 30, 2013, a change in the interest rate of 50 basis points would result in a change in our interest expense of $33,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

As of September 30, 2013, we owned $2,927,310 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2013 would result in a change of $292,731 to the unrealized loss on marketable securities.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 3, 2013, our registration statement under Registration No. 333-180356, covering our public offering of up to $2.5 billion of any combination of Class A and Class B common stock, was initially effective under the Securities Act, and we commenced our offering. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions.
Through September 30, 2013, we had sold the following shares of common stock and raised the following proceeds in connection with the offering:

	Shares	Proceeds
Primary Offering:
Class A shares	456,212	$5,650,000
Class B shares	931,602	11,195,002
Distribution Reinvestment Plan:
Class A shares	19	226
Class B shares	14,298	173,551
Total	1,402,131	$17,018,779

From the commencement of our offering through September 30, 2013, we incurred selling commissions of $130,135. Additionally, we incurred distribution fees of $2,970. SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the $10.2 million of Class B shares owned by RREEF America. As a result, we incurred $4,018 in dealer manager fees. During the same period, we incurred $2,485,669 of offering expenses, all of which were paid by RREEF America pursuant to our advisory agreement or expense support agreement. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") to our consolidated financial statements under Item 1 of this Quarterly Report.
From the commencement of our offering through September 30, 2013, the net proceeds to us from the offering, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $16,881,656. The offering expenses described above which have been paid by RREEF America have not been deducted from offering proceeds. From the commencement of the offering through September 30, 2013, net proceeds from the offering have been allocated to the following uses:

•	Approximately $6,600,000 was used to partially fund the purchase price of our initial real estate property;

•	Approximately $3,100,000 was used to purchase real estate equity securities;

•	Approximately $6,700,000 was used to repay the outstanding balance on our line of credit; and

•	Approximately $400,000 for working capital.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the third quarter of 2013, there was no information that was required to be disclosed in a Current Report on Form 8-K that was not disclosed in a Current Report on Form 8-K.
The Company entered into the Amended and Restated Expense Support Agreement by and between the Company and RREEF America L.L.C., dated November 11, 2013 (the "Expense Support Agreement"). The Expense Support Agreement extended the period during which RREEF America may make Expense Payments to the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date the aggregate Expense Payments by RREEF America exceed $5,100,000. All other material terms of the Expense Support Agreement remain unchanged.

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

Date: November 12, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	First Amended and Restated Expense Support Agreement, dated November 11, 2013, by and between the Company and RREEF America L.L.C.
31.1	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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