Form 10-K
period 2013-12-31
RREEF Property Trust, Inc.
filed 2014-03-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-180356
_____________________________________________________________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Park Avenue, 26th Floor, New York, NY 10154	(212) 454-6260
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
None
Securities registered pursuant to section 12(g) of the Act
None
 _______________________________________________________________________________________________________________
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post all such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock. As of March 11, 2014, the registrant had 1,148,131 shares of Class A common stock, $.01 par value, outstanding. Additionally, there were 1,257,259 shares of Class B common stock, $.01 par value, outstanding, 882,914 of which were held by an affiliate.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”), other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guaranty of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “plan,” “potential,” “predict” or other similar words.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our public offering;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•
our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sales of shares of our common stock in our continuous offering and the consequential risk that we may not have the resources to satisfy redemption requests; and

•	changes to accounting principles generally accepted in the United States of America (“GAAP”).

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 (Date of Inception) and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2013. We were organized to invest in a diversified portfolio of high quality, income-producing commercial real estate located primarily throughout the United States, including, without limitation, office, industrial, retail and multifamily properties. Although we intend to invest primarily in real properties, we also intend to acquire common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS, which we collectively refer to as “real estate loans.” We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States, with up to 10% of our portfolio (based on NAV) allocated to properties located outside of the United States. As of December 31, 2013, we owned two commercial properties located in two states, comprising 124,994 rentable square feet of commercial space. As of December 31, 2013, these properties were 100% leased.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly owned subsidiary of the Company, which contributed $1,000 to the Operating Partnership. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America is the alternatives real estate division of Deutsche Asset & Wealth Management ("DeAWM"), a division of Deutsche Bank, AG.
RREEF America acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with RREEF America is for a one-year term and is renewed on an annual basis by our board of directors. The fee payable to the advisor under the advisory agreement contains both a fixed and performance component. For the year ended December 31, 2013, no fixed component was earned and the performance component was waived by our advisor. We have no paid employees and rely upon RREEF America and its affiliates to provide substantially all of our day-to-day management.
On January 3, 2013, pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Registration Statement”), we commenced our initial public offering on a “best efforts” basis for a minimum of $10,000,000 in shares and a maximum of $2,500,000,000 in shares of our common stock (the “Offering”). Of this amount, we are offering $2,250,000,000 in shares in our primary offering and $250,000,000 in shares pursuant to our distribution reinvestment plan (the “DRIP”). We are offering to sell any combination of two classes of shares of our common stock, Class A shares and Class B shares, with a dollar value up to the maximum offering amount. The share classes have different selling commissions and ongoing fees and expenses.
Pursuant to the terms of the Offering, we were required to deposit all subscription proceeds in escrow until the date we received purchase orders for at least $10,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class B shares, and our board of directors authorized the release of the escrowed purchase order proceeds to us so we can commence operations. On May 30, 2013, RREEF America purchased $10,000,000 of our Class B shares, and on that same day, following the authorization of our board of directors, our escrow agent released all of the escrowed purchase order proceeds to us (excluding proceeds from Pennsylvania investors). Since then and going forward, the per share purchase price of our common stock may vary from day-to-day, and on any given business day, for a given share class, will be equal to our net asset value (“NAV”) of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A shares only, applicable selling commissions.
We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we will be selling shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous offering. The offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend our offering term to the extent permissible under applicable law.
Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies, which we refer to as “real estate equity securities,” and (3) debt backed principally by real estate, which we refer to as “real estate loans.” We refer to investments in real estate loans and real estate equity securities collectively as “real estate-related assets.” Our real property portfolio will be diversified in investable and target markets across the United States as selected by DeAWM and will consist primarily of office, industrial, retail and multifamily property types. The actual percentage of our portfolio that is invested in office, industrial, retail and multifamily property categories may fluctuate due to market conditions and investment opportunities. DeAWM investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. DeAWM target markets are a subset of the investable market universe in which DeAWM forecasts strong economic and real estate fundamentals and DeAWM believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
We expect to maintain a level of liquid assets primarily in real estate equity securities as a source of funds to meet redemption requests, in addition to our revolving line of credit.
Our primary investment objectives are:

•	to generate an attractive level of current income for distribution to our stockholders;

•	to preserve and protect our stockholders’ capital investments;

•	to achieve appreciation of our NAV; and

•	to enable stockholders to allocate a portion of their diversified, long-term investment portfolios to direct real estate as an alternative asset class.

We cannot assure investors that we will attain our investment objectives.
Our board of directors is comprised of four directors who are independent from us and three directors who are employees of our advisor or its affiliates. Our board of directors, including our independent directors, reviews our investment portfolio on a quarterly basis. In addition, our board of directors has adopted investment guidelines which set forth, among other things, our portfolio allocation targets, guidelines for investing in our targeted property types and investment policies restricting certain types of investments, all of which we describe in more detail below. Our board reviews the investment guidelines on an annual basis or more frequently as it deems appropriate. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment guidelines without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of holders of a majority of the outstanding shares entitled to vote, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders.

Our investment guidelines delegate to our advisor authority to execute acquisitions and dispositions of investments in properties and real estate-related assets, in each case so long as such acquisitions and dispositions are consistent with the investment guidelines adopted by our board. Our board of directors has ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions. The consideration we pay for each property acquired will ordinarily be based on the fair market value of the property. However, in connection with an acquisition of a property from RREEF America, as our sponsor and advisor, a director or any of their affiliates, and in connection with any other acquisition in which a majority of our independent directors determines to be appropriate, the fair market value of the property acquired will be determined by an independent appraiser selected by our independent directors.
During the period until we have raised substantial proceeds in this offering and acquired a diversified portfolio of our target investments, which we refer to as our “ramp-up period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, during our ramp-up period, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from this offering and proceeds from borrowings.
Following our ramp-up period, we will seek to invest:

•	up to 80% of our net assets in properties;

•	up to 35% of our net assets in real estate equity securities;

•	up to 15% of our net assets in real estate loans; and

•	up to 10% of our net assets in cash, cash equivalents and other short-term investments.

Acquisition and Investment Policies
Commercial Real Estate Properties
We intend to have up to 80% of our net assets in a diversified portfolio of high quality, income-producing commercial real estate properties diversified across office, industrial, retail and multifamily property types. We believe that our advisor’s significant experience acquiring, managing and exiting real property investments across all of our targeted property types in various U.S. real estate markets will be beneficial to achieving our investment goals and objectives.

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2013, our advisor managed approximately $16.3 billion in real property in the Americas comprised of 345 properties and approximately 98.8 million square feet. Our advisor will utilize the personnel and resources of DeAWM’s real estate investment business as appropriate in performing services for us, including leveraging the capabilities and strengths of its global platform.

A more detailed description of the property types we will invest in is as follows:

Office Properties. Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts, or CBDs, or suburbs. Buildings are also classified by general quality and size, ranging from Class A properties which are generally large-scale buildings of the highest quality to Class C buildings which are below investment grade. We intend to invest in Class A or B office properties that are near executive housing, have sufficient transportation access or are located within well-established suburban office/business parks or CBDs. We expect the term of our office leases to be between five and ten years which can help mitigate the volatility of our portfolio’s income.
Industrial Properties. Industrial properties are generally categorized as distribution centers or warehouses, research and development facilities, flex space or manufacturing. The performance of industrial properties is typically dependent on the proximity to economic centers and the movement of trade and goods. In addition, industrial properties typically utilize a triple-net lease structure pursuant to which the tenant is generally responsible for property operating expenses in addition to base rent which helps mitigate the risks associated with rising expenses. We intend to invest in industrial properties that are located in major distribution hubs and near transportation modes such as port facilities, airports, rail lines and major highway systems.
Retail Properties. The retail sector is comprised of five main categories: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to 15 years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Income and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties that are located within densely populated residential areas with favorable demographic characteristics and near other retail and service amenities.
Multifamily Properties. Multifamily properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main categories of multifamily properties: garden-style, low-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in urban markets or locations with strong employment and demographic dynamics. We plan to invest in multifamily properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional multifamily properties are generally leased by apartment unit to individual tenants for one year terms.
Geographic Diversification
We generally will invest in properties in the largest metropolitan areas in the United States, classified into our target and investable markets, with no more than 10% of our net assets allocated to properties located outside of the United States. Our advisor's research group will produce forecasts for all of the major real estate markets that pass a set of screening criteria used to define the most attractive target real estate investment markets. Research specialists for the office, industrial, retail and apartment sectors have designed appropriate models for assessing supply and demand in the major target submarkets for investment in these metros. Demand models are based upon economic and employment forecasts provided by our advisor's economists. The purpose of forecasting market behavior is to determine which of the target markets (and property sectors therein) are likely to outperform over the forecasted period in order to determine views on active tactical weighting of a portfolio.

We believe that maintaining the flexibility to allocate up to 10% of our net assets to international investments will potentially enable us to further diversify our portfolio when opportunities consistent with our investment objectives are identified in stabilized, well-developed markets around the world.
Financing
We intend to incur debt to acquire properties where our advisor determines that incurring such debt is in our best interest, and in the best interest of our stockholders. We may finance the properties on our secured line of credit or obtain new property level debt. In addition, from time to time, we may acquire properties without financing and later incur mortgage debt secured by one or more of these properties if favorable financing terms are available. We will use the proceeds from the debt to acquire additional properties and maintain liquidity. See “Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Description of Leases
In general, we will seek a favorable mix of tenants in our properties to achieve greater economic diversification than is afforded by geographic and property type considerations alone. We will strive to maintain a stable blend of national and international credit tenants and creditworthy regional and local tenants. Tenancy diversification criteria will be applied at the property level as well as at the portfolio level.
The length of tenancy generally will reflect local market conditions for each property. However, if possible, we will seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. We intend to manage lease rollover risk on a portfolio basis. Where appropriate, we will also seek leases that provide for operating expenses, and/or expense increases, to be paid by the tenants. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other favorable attributes.
Real Estate Underwriting Process
Our property acquisitions will be sourced by our advisor's real estate transactions group, which has offices strategically located in San Francisco, Chicago and New York. The acquisitions professionals of our advisor spend a majority of their time sourcing, evaluating, and closing transactions. These professionals are organized along regional lines with specific markets and regions of coverage.
Potential acquisitions are systematically screened in the investment process to select the most attractive opportunities. The transactions group applies a comprehensive, systematic, and in-depth process to the analysis of institutional real estate markets as well as to the future performance prospects of each potential investment. The criteria includes specifications such as transaction size, investment process (time frames), leverage, geographic location, property type, physical characteristics, return hurdles, and various other portfolio considerations.
After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Direct Equity Investment Committee. The Americas Direct Equity Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. Please see Allocation of Investment Opportunities for further detail. If RREEF Property Trust has the highest priority position, and the acquisition is deemed appropriate for our portfolio and meriting future investigation, then the Americas Direct Equity Investment Committee, including the Company's CEO and lead portfolio manager, formally allocates the investment to the Company. At this point the acquisition is approved to move forward and due diligence is commenced.
Due Diligence
Our advisor will perform a comprehensive due diligence review on each property that it proposes to purchase on our behalf. As part of this review, our advisor will obtain an environmental site assessment, which at a minimum includes a Phase I assessment, and structural condition reports. Our advisor will propose to purchase a property only if our advisor is satisfied with the physical and environmental status of the property as well as the property’s tenancy. Our advisor will also perform tax due diligence on the property to ensure that any purchased asset will not adversely affect our ability to qualify as a REIT for federal income tax purposes. In addition, our advisor will generally seek to condition our obligation to acquire the property on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title;

•	title and liability insurance policies;

•	asbestos, soil, physical, structural and engineering reports;

•	evidence of compliance with zoning, the Americans with Disabilities Act, and fair housing laws;

•	tenant leases and other relevant legal documents; and

•	financial statements covering recent operations of properties having operating histories.

Closing
The transactions group which sourced and evaluated the acquisition, negotiated the agreement, and coordinated the due diligence process also takes responsibility for closing the transaction. Many resources are utilized during closing and may include engineering, finance, legal counsel, accounting, portfolio management, asset management and risk management personnel.
Disposition Policies
We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our advisor may determine to sell a property before the end of its anticipated holding period if:

•	an opportunity arises to enhance overall investment returns by reallocating capital through sale of the property to a more attractive investment;

•	there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;

•	in the judgment of our advisor, the value of the property might decline or the property may underperform;

•	the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;

•	we need to generate liquidity to satisfy redemption requests, to pay distributions to our stockholders or for working capital; or

•	in the judgment of our advisor, the sale of the property is otherwise in our best interest.

Generally, we will reinvest proceeds from the sale, financing or other disposition of properties in a manner consistent with our investment strategy, although we may be required to distribute such proceeds to the stockholders in order to comply with REIT requirements or in other instances.
Ownership Structure
In most cases, our Operating Partnership or one or more subsidiary entities controlled by our Operating Partnership will acquire properties on our behalf. We may also utilize qualified REIT subsidiaries or taxable REIT subsidiaries if such structures would provide an economic benefit to us. Generally, we will acquire the entire equity ownership interest in properties. However, we may also enter into joint ventures, general partnerships, co-tenancies and other participation arrangements with other investors to acquire properties. In most cases in which less than the entire equity ownership interest is acquired, we will seek critical elements of control. We will generally acquire fee simple interests for the properties (in which we own both the land and the building improvements), but may consider leased fee and leasehold interests if we believe the investment is consistent with our investment strategy and objectives.
Joint Venture Investments
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
Joint Venture and Co-ownership Arrangements with Affiliates
Subject to approval by our board of directors and the separate approval of our independent directors, we may invest in properties and assets jointly with affiliates of our advisor as well as third parties. Joint ownership of properties, under certain circumstances, may involve conflicts of interest. Examples of these conflicts include:

•
such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including goals relating to the financing, management, operation, leasing or sale of properties held in the joint venture or the timing of the termination and liquidation of the venture;

•	such partners or co-investors may be in a position to take action contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•
under joint venture or other co-investment arrangements, neither co-venturer or co-investor may have the power to control the venture or co-investment and, under certain circumstances, an impasse could result and this impasse could have an adverse impact on the joint venture or co-investment, which could adversely impact the operations and profitability of the joint venture or co-investment and/or the amount and timing of distributions we receive from such joint venture or co-investment; and

•
under joint venture or other co-investment arrangements, each joint venturer or co-investor may have a buy/sell right and, as a result of the exercise of such a right, we may be forced to sell our interest, or buy a co-venturer’s interest, at a time when it would not otherwise be in our best interest to do so.

Each transaction we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate, or in invoking powers, rights or options pursuant to any agreement between us and any affiliate. A majority of our directors, including a majority of the independent directors, who are disinterested in the transaction, must approve each transaction between us and our advisor or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Value-Add Opportunities
We may periodically seek to enhance investment returns through various value-add opportunities. Examples of potential value-add investments include properties with significant leasing risk, forward purchase commitments, renovation opportunities and other nontraditional property types. These investments generally have a higher risk and higher return profile than properties that fall within our primary investment strategy. Currently, value-add investments are capped at 15% of our gross asset value so long as, in the aggregate, they are not expected to materially change the risk profile of the overall portfolio.

Development Opportunities
We do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning. However, we may invest in these types of properties if we believe that attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-added programs. Investments in development assets are included in, and subject to, the 15% value-added cap described in "Value-Add Opportunities" section above. We are permitted to undertake speculative development at or adjacent to properties we own.

Real Estate Equity Securities
We may invest up to 35% of our net assets in U.S. real estate equity securities. The inclusion of an allocation to real estate equity securities allows us to improve the total return profile of our offering. We believe that our advisor’s ability to acquire real estate equity securities in conjunction with acquiring a diverse portfolio of properties and real estate loans affords us additional liquidity and diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives throughout various economic cycles.
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to the in-house real estate equity securities platform of DeAWM’s real estate investment business, or the Securities Group. As of December 31, 2013, the Securities Group was comprised of 23 professionals who manage approximately $8.8 billion of real estate securities globally, making it one of the largest managers of actively managed listed real estate securities in the world. Our advisor’s Securities Group investment approach focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
Subject to the percentage of ownership limitations and gross income and asset requirements required for REIT qualification, we intend to invest in equity securities of companies engaged in the real estate sector where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Equity securities in the real estate sector include those issued by REITs and similar tax transparent entities, real estate operating companies (“REOCs”) and other real estate related companies that, as their primary business own, develop, operate or finance real estate in the United States of America. Equity securities issued by REITs, REOCs and other real estate related companies include any stapled security or an issued security of an equity nature of a unit trust company that derives the majority of its earnings from real estate activities. REOCs and other real estate related companies in which we invest typically will either have at least 50% of their assets in real estate or related operations, or derive at least 50% of their revenues from such sources. Our real estate equity securities portfolio may consist of securities investments of different types of REITs, such as equity or mortgage REITs. Equity REITs buy real estate and pay investors from the rents they receive and from any profits on the sale of their properties. Mortgage REITs lend money to real estate companies and pay investors from the interest they receive on those loans. Hybrid REITs engage in owning real estate and making real estate based loans. While our advisor expects that our assets will be invested primarily in equity REITs, in changing market conditions we may invest more significantly in other types of REITs. We may also acquire exchange traded funds and mutual funds focused on REITs and real estate companies. We intend to invest primarily in common stock, but may also include other types of equities, such as preferred or convertible stock.
We may invest in securities that are listed on one or more nationally recognized stock exchanges. Subject to our ability to participate in such investments, we may also invest in securities that are not yet listed on a public stock exchange, but which (i) the issuer has publicly announced its intention to list the securities on a public stock exchange within 180 days of the date of such announcement; or (ii) are issuances of a listed company and the securities are expected to list on a public stock exchange within 180 days of the date of issuance.
We may also invest in securities that our advisor has determined are not sufficiently marketable to be considered liquid securities, including securities that are eligible for resale in reliance on an exemption from registration with the Securities and Exchange Commission. We may also invest in exchange-traded funds, including those primarily designed to replicate or model the performance of securities market indices.
We may also invest in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalities (“U.S. Government Securities”); certificates of deposit, demand and time deposits and bankers’ acceptances; prime commercial paper, including master demand notes; and repurchase agreements secured by U.S. Government Securities (or other interim investments in foreign government and other non-U.S. short-term investments).
Our charter requires that any investment in equity securities (other than equity securities traded on a national securities exchange or included for quotation on an inter-dealer quotation system) must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as being fair, competitive and commercially reasonable.
We may not acquire (1) securities of companies with a market capitalization of less than $50 million at the time of purchase nor (2) interests or equity securities in any entity either holding investments, or engaging in activities, prohibited by our charter. We also may not engage in the business of securities trading, underwriting or the agency distribution of securities issued by other persons.
Real Estate Equity Securities - Investment Decision Process
In evaluating prospective real estate equity securities investments, our advisor’s portfolio construction process encompasses a two-step investment strategy through a combination of bottom-up stock selection and top-down sector allocation.
Portfolio Construction Process:
The Securities Group combines fundamental real estate analysis with detailed bottom-up company valuation to derive expected returns by company. Our advisor’s investment process begins with a top-down view of the real estate markets utilizing information from third party research providers and its in house resources. The Securities Group has the ability to take advantage of accessing real-time property market information provided through our advisor’s direct property investment activities, which include research, transactions, portfolio management, asset management, and capital markets expertise. In addition, the Securities Group has significant history and long-standing relationships with the REITs and their management teams.
Sector Allocations
Sector allocations are established at a minimum on a quarterly basis and reviewed by our advisor’s Real Estate Securities Strategic Investment Committee, whose membership consists of senior members from the Chief Investment Office, acquisitions, portfolio management, and research teams of the advisor, as well as the Securities Group portfolio management team. Sector allocations are based on analyzing trends in each property sector, individual company performance and valuation, and recommendations for property sector allocations for the upcoming quarter. Members of the committee from our advisor’s direct property investment business discuss views on trends within property sectors and geographic regions.
After discussing individual property sectors and geographic regions, specific property sector allocation recommendations are discussed with each Investment Committee member. The Securities Group coordinates comments on final allocations, which are stated as ranges within which the portfolio will be positioned. The keys to the property sector allocation process involve (1) discussing real-time trends and future expectations for property type sectors from the direct side participants, (2) comparing these to the public markets views, and (3) positioning the portfolio to take advantage of discrepancies.
Stock Selection
Once property sector weights have been determined, issuers within each sector are selected by using a valuation process in which our Securities Group forecasts total return utilizing our advisor’s proprietary valuation model. Sector specialists within the Securities Group forecast 10-year cash flows for each issuer by utilizing our advisor’s market level revenue forecasts and a detailed breakdown of each issuer’s portfolio. The Securities Group calculates a unique required return for each issuer based on the issuer’s market exposure and property quality. The Securities Group leverages information provided by our advisor’s property acquisition and disposition professionals to determine a net real estate value for the issuer's portfolio. Net asset values for the issuers are adjusted for differences in operations and corporate strategy, management quality, liquidity, general and administrative expense and franchise value. Stocks are then selected and weights are identified based on our advisor’s review of total return potential for each issuer through this valuation process, and through discussion of these expectations among the portfolio management team and the property sector analyst. Decisions on which securities to buy or sell are based on in-depth research of public and direct property markets, while taking a disciplined approach to managing risk. The stock valuation and portfolio construction process focuses primarily on price/NAV, but also considers price/cash flow, and enterprise value/EBIDTA (or inversely, equity cash flow yield and implied capitalization rates).
Sale of Real Estate Equity Securities
Our advisor may choose to sell a security for a variety of reasons, including but not limited to the following:

•	the security is not fulfilling its investment purpose;

•	our advisor determines that the security has reached its optimum valuation; or

•	a particular company’s condition or general economic conditions have changed

Investing in and Originating Real Estate Loans
We may invest up to 15% of our net assets in real estate loans. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS. We do not intend to invest in real estate loans until our total NAV reaches $100 million. The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, or the Debt Investments Group. The Debt Investments Group is comprised of seven professionals with extensive experience in originating, underwriting and investing in mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate related assets across various property types.
Our real estate loans investment strategy is to originate or acquire well-structured, moderate loan-to-value, senior mortgage loans and subordinate real estate debt for institutionally desirable commercial real estate properties sponsored by experienced, financially sound borrowers that achieve strong risk-adjusted returns for investors.
We may originate or acquire interests in mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, our mortgage loans will be secured by income-producing properties. They usually will be non-recourse, which means they will not be the borrower’s personal obligations. We expect that most will be first mortgage loans, with first priority liens on the property. These loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity.
We may make mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable to qualification as a REIT. These participations will let us receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property above cost. We may also receive an option to buy an interest in the property securing the participating loan. If the nature of the underlying property is not consistent with the rules applicable to qualification as a REIT, we may assign participation rights to a taxable REIT subsidiary to avoid prohibited transaction exposure.
We may invest in mezzanine loans, which are a type of subordinate loan where the loan is secured by one or more direct or indirect ownership interests in an entity that directly or indirectly owns real estate. Investors in mezzanine loans are compensated for the increased credit risk from a pricing perspective and still benefit from the right to foreclose on its security, in many instances more efficiently than first mortgage loans. Upon a default by the borrower under a mezzanine loan, the mezzanine lender generally can take control of the entity that owns the property on an expedited basis, subject to the rights of the holders of debt senior in priority on the property. Rights of holders of mezzanine loans are usually governed by an intercreditor agreement that provides the mezzanine lender with the right to cure defaults and limit certain decisions of holders of any senior debt secured by the same properties, which provides for additional downside protection and higher recoveries.
We also may invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. As a result, these securities are subject to all of the risks of the underlying mortgage loans. In a typical CMBS transaction, many single mortgage loans of varying size, property type and location are pooled and transferred to a trust. The trust then issues multiple tranches of bonds that may vary in yield, duration and payment priority, thereby allowing an investor to select a credit level that suits its risk profile. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate tranches, which receive payments only after the more senior tranches have received all principal and/or interest to which they are entitled.
The securitization process for CMBS is governed by one or more nationally recognized rating agencies, including Fitch, Moody’s and Standard & Poor’s, who determine the respective bond class sizes, generally based on a sequential payment structure commonly referred to as a “waterfall.” Bonds that are rated from AAA to BBB- by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class, including unrated bond classes, are considered below investment grade, and are often collectively referred to as the “B-piece” of a CMBS securitization transaction. The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the securities. Based on the sequential payment priority, the risk of nonpayment for the AAA securities is lower than the risk of nonpayment for the non-investment grade bonds. Accordingly, the AAA class is typically sold at a lower yield compared to the non-investment grade classes that are sold at higher yields. Due to its lower credit ratings and higher risk, successful investing in B-piece debt requires thorough and detailed loan-level due diligence (similar to loan origination), which we believe reduces the competition among potential buyers and presents an opportunity for us to benefit from the experience of our management team and the resources available to it. In addition, B-piece buyers generally have strong negotiating leverage in a CMBS securitization transaction, which may be utilized to favorably influence the structure of the transaction and reject undesirable loans. We may invest in CMBS which are rated AAA through BBB as well as CMBS that are considered below investment grade or are unrated.
Given the complexity of investments in CMBS and CMBS B-pieces and the infrastructure and skills required to successfully make such investments, we believe that the resources of our advisor provide us a competitive advantage in making these types of investments. Our advisor’s ability to evaluate CMBS based on the credit risk of the underlying collateral and the risk of the transactional structure is crucial in creating attractive risk-adjusted investment returns based on our expected performance of a CMBS investment.
We may not make or invest in individual mortgage loans (excluding any investments in mortgage pools, commercial mortgage-backed securities or residential mortgage-backed securities) unless an appraisal is obtained concerning the underlying property, except for mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines the need, and in all cases in which the transaction is with our advisor, any of our directors or any of their affiliates, an appraisal shall be obtained from an independent appraiser. We will maintain the appraisal in its records for at least five years and it will be available for inspection and duplication by common stockholders. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage.
We also may not make or invest in mortgage loans that are subordinate to any lien or other indebtedness of any of our directors, advisor or our advisor’s affiliates. Additionally, we may not make or invest in mortgage loans, including construction loans but excluding any investment in commercial mortgage-backed securities or residential mortgage-

backed securities, on any one real property if the aggregate amount of all mortgage loans on such real property would exceed an amount equal to 85% of the appraised value of such real property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.
Real Estate Loans - Investment Decision Process
In evaluating prospective real estate loan investments, our advisor will consider factors such as, but not limited to, the following:

•	conducting site visits;

•	understanding submarket, regional and property market trends as well as the general economic climate;

•	reviewing the reputation, track record and objectives of the deal sponsor and guarantor;

•	meeting key personnel of the deal sponsor;

•	performing property analysis and valuation;

•	current and projected cash flow

•	expected levels of rental and occupancy rates

•	potential for capital appreciation

•	condition and use;

•	analyzing competition and business plan objectives;

•	determining the ratio of investment amount to the underlying property value;

•	evaluating the degree of liquidity of the investment;

•	in the case of mezzanine loans, determining the ability to acquire the underlying real property;

•	evaluating the legal, tax, regulatory and accounting aspects of the investment structure;

•	performing credit analysis;

•	developing an asset management plan; and

•	considering any additional factors our advisor deems relevant.
The factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment. As a result, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. We will also consider the requirements of the REIT rules, which may limit our ability to make certain loan investments.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our advisor will evaluate all potential real estate loans to determine if the security for the loan and the loan-to-value ratio ("LTV") meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
Our loans may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including, among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Sale of Real Estate Loans
Our primary investment objective is to hold our real estate loans until the date of maturity. However, in the event an opportunity arises, we may consider a sale of a loan before its maturity date.
Cash, Cash Equivalents and Other Short-Term Investments
We intend to invest up to 10% of our assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:

•
money market instruments, cash and other cash equivalents (such as high-quality short-term debt instruments, including commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest- bearing time deposits and credit rated corporate debt securities);

•	U.S. government or government agency securities; and

•	credit rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit rated debt securities of foreign governments or multi-national organizations.

Other Investments

We may, but do not presently intend to, make investments other than as described above. At all times, we intend to make investments in such a manner consistent with maintaining our qualification as a REIT under the Internal Revenue Code. We do not intend to underwrite securities of other issuers.
Derivative Instruments and Hedging Activities
In the normal course of business, we may be exposed to the effect of interest rate changes, price changes and currency fluctuations and may seek to limit these risks by following established risk management policies and procedures including the use of derivatives. To mitigate exposure to variability in interest rates, we may use derivatives primarily to fix the interest rate on debt which is based on floating-rate indices and to manage the cost of borrowing obligations. We may use a variety of commonly used derivative products, including interest rate swaps, caps, collars and floors. If we make investments outside the United States, we may use currency-based derivatives to hedge the income stream generated by those investments or to hedge the eventual proceeds from settlement of such investments. We intend to enter into contracts with only major financial institutions based upon minimum credit ratings and other factors. We will periodically review the effectiveness of each hedging transaction. We intend to conduct our hedging activities in a manner consistent with the REIT qualification requirements.
Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after our ramp-up period is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. During our ramp-up period, we may employ greater leverage in order to quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. We entered into a $50 million line of credit on May 1, 2013. Borrowings under the line may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock will generally cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of redemptions of shares of our common stock will generally cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund redemptions of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our financial leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. If we obtain a line of credit to fund redemptions, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 40% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 40% of our gross assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

There is no limitation in our charter on the amount we may borrow against any single improved real property. However, we may not borrow more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of this amount if such excess is approved by a majority of our board, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. In addition to the limitation in our charter regarding our borrowings, our advisor has adopted a guideline stating that the leverage on any single improved property divided by its value may not exceed 75% LTV at the time of acquisition. For this purpose, the LTV ratio will be measured at the time such leverage is committed (not giving effect to any subsequent reductions in the value of the properties at closing or thereafter).
Our charter prohibits us from obtaining loans from any of our directors, our advisor or any of their affiliates, unless approved by a majority of our board (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same or similar circumstances.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor, its affiliates and its employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of our advisor and its key personnel, (2) conflicts with respect to the allocation of investment opportunities and (3) conflicts related to the compensation arrangements between our advisor, its affiliates and us. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk.
Interests of Our Advisor and Its Affiliates in Other Real Estate Programs

We rely on the real estate professionals employed by, and acting on behalf of, our advisor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our advisor and certain members of its management team are presently, and in the future intend to be, involved with a number of other real estate programs and activities. Our advisor currently manages private commingled investment funds which are focused on the major real estate property types and markets primarily throughout the United States and, to a limited extent, internationally. Existing funds, such as RREEF America REIT II, and future programs may directly compete with us for investment opportunities because the programs also may seek to provide investors with an attractive level of current income by means of stable distributions from investments in real estate as an asset class. In addition, our advisor manages a number of separate accounts on behalf of institutional investors that seek similar investment opportunities and may compete with us in receiving allocated investment opportunities.

Our advisor and other affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, ownership, development, management, leasing or sale of real property or the acquisition, ownership, management and disposition of real estate-related assets. None of the entities affiliated with our advisor are prohibited from raising money for another entity that makes the same types of investments that we target, and we may co-invest with any such entity. Any such potential co-investment will be subject to approval by our independent directors.

Our advisor will not make any investment in properties on our behalf or recommend that we make any investment in properties unless the opportunity is approved in advance by our advisor’s Americas Direct Equity Investment Committee. The Americas Direct Equity Investment Committee, which is a committee comprised of certain key personnel of our advisor, is responsible for determining which of its investment programs will have the opportunity to acquire and participate in real property investments as they become available and could face conflicts of interest in making these determinations. As a result, other investment programs and investors advised by our advisor or its affiliates may compete with us with respect to certain investments that we may want to acquire. Pursuant to the Americas Direct Equity Investment Committee charter, the committee administers an allocation policy designed to address this potential conflict of interest. See “—Certain Conflict Resolution Measures—Allocation of Investment Opportunities” below.

Competition for Acquiring, Leasing and Selling Investments

We may compete with other entities that our advisor's affiliates may advise for opportunities to acquire, lease, finance or sell investments. As a result of this competition, certain investment opportunities may not be available to us. Our advisor has developed procedures to resolve potential conflicts of interest in the allocation of investment opportunities between us and other programs or investors it advises. Our advisor will be required to provide information to our board of directors to enable the board, including the independent directors, to determine whether such procedures are being fairly applied to us. See “—Certain Conflict Resolution Measures—Allocation of Investment Opportunities” below for a further description of how potential investment opportunities will be allocated between us and affiliated and other related entities.

Our executive officers, certain of our directors and their affiliates also may acquire or develop real estate and real estate-related assets for their own accounts, and have done so in the past. Furthermore, our executive officers, certain of our directors and their affiliates may form additional real estate investment entities in the future, whether public or private, which can be expected to have the same or similar investment objectives and targeted assets as we have, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as the offering of our shares of common stock. Our advisor, its employees and certain of its affiliates and related parties will experience conflicts of interest as they simultaneously perform investment services for us and other real estate programs that they sponsor or have involvement with.

Certain of our advisor’s affiliates or other related entities currently own or manage properties in geographic areas in which we own or expect to acquire real properties. Conflicts of interest will exist to the extent that we own real properties in the same geographic areas where real properties owned or managed by RREEF America or its affiliates are located. In such a case, a conflict could arise in the leasing of real properties in the event that we and another entity managed by RREEF America were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of real properties in the event that we and another entity managed by RREEF America were to attempt to sell similar real properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates or other related entities managing real property on our behalf seek to employ developers, contractors or building managers.

Allocation of Time of Our Advisor’s Key Personnel

We rely on the personnel of our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Our officers and non-independent directors are also employees of our advisor and certain of its affiliates and are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us.W. Todd Henderson, our Chairman of the Board, serves as President and Director of RREEF America REIT II and President and Director of RREEF America REIT III. RREEF America REIT II is a private REIT formed to generate attractive, predictable investment returns from low risk equity investments in multifamily, industrial and office properties within the continental United States. RREEF America REIT III is a private REIT formed to generate attractive investment returns from moderate-risk equity investments in undeveloped land, multifamily, industrial, retail and office properties within the continental United States. RREEF America REIT III is closed and is no longer accepting new subscriptions or making new investments. RREEF America REIT II, which is sponsored and managed by our advisor, may directly compete with us for investors and investment opportunities. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our advisor and its employees will devote only as much of its time to our business as our advisor, in its judgment, determines is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, our advisor and its employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that our advisor or its affiliates manage. This could result in actions that are more favorable to other entities affiliated with our advisor than to us. However, our advisor has assured us that it and its affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

Receipt of Fees and Other Compensation by Our Advisor

The agreement with our advisor is not the result of arm’s-length negotiations. As a result, the fees we agree to pay pursuant to this agreement may exceed what we would pay to an independent third party. The advisory agreement requires approval by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable than those which could be obtained from unaffiliated entities.

Our advisor will receive substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

•	the continuation, renewal or enforcement of the advisory agreement, and the amounts we pay under such agreement;

•
the advisory fee that we pay to our advisor is based upon our NAV, and our advisor will have authority under certain circumstances to adjust the value of certain portions of our portfolio of other real estate related assets, or the calculation of our NAV;

•
our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to incentive compensation; and

•	the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable investment for our portfolio.

We will pay the fixed component of the advisory fee to our advisor regardless of the quality of the services it provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. If our advisor fails to act in our best interest, then it will have violated this duty. The advisory agreement may be terminated by us or our advisor on 60 days’ notice.

Joint Venture and Co-ownership Arrangements with Affiliates

Subject to approval by our board of directors and the separate approval of our independent directors, we may invest in properties and assets jointly with affiliates of our advisor as well as third parties. Joint ownership of properties, under certain circumstances, may involve conflicts of interest. Examples of these conflicts include:

•
such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including goals relating to the financing, management, operation, leasing or sale of properties held in the joint venture or the timing of the termination and liquidation of the venture;

•	such partners or co-investors may be in a position to take action contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•
under joint venture or other co-investment arrangements, neither co-venturer or co-investor may have the power to control the venture or co-investment and, under certain circumstances, an impasse could result and this impasse could have an adverse impact on the joint venture or co-investment, which could adversely impact the operations and profitability of the joint venture or co-investment and/or the amount and timing of distributions we receive from such joint venture or co-investment; and

•
under joint venture or other co-investment arrangements, each joint venturer or co-investor may have a buy/sell right and, as a result of the exercise of such a right, we may be forced to sell our interest, or buy a co-venturer’s interest, at a time when it would not otherwise be in our best interest to do so.

Each transaction we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate, or in invoking powers, rights or options pursuant to any agreement between us and any affiliate. A majority of our directors, including a majority of the independent directors, who are disinterested in the transaction, must approve each transaction between us and our advisor or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

Certain Conflict Resolution Measures

Our charter contains many restrictions relating to conflicts of interest, including those described below.

Advisor Compensation

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor is reasonable in relation to the nature and quality of services performed and whether such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and the compensation we pay to it to determine whether the provisions of our advisory agreement are being carried out.

Term of Advisory Agreement

Each contract for the services of our advisor may not exceed one year, although there is no limit on the number of times that we may retain a particular advisor. Our charter provides that a majority of the independent directors may terminate our advisory agreement with our advisor without cause or penalty on 60 days’ written notice. Our advisor may terminate our advisory agreement on 60 days’ written notice.

Certain Transactions with Affiliates

In order to reduce the conflicts inherent in transactions with affiliates, our charter has provisions relating to entering into certain types of transactions with our directors, our advisor, our sponsor or any of their affiliates. We may not purchase or lease properties from our sponsor, our advisor, any of our directors or any of their affiliates without a determination by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, that the transaction is fair and reasonable and at a price to us no greater than the cost of the property to our sponsor, our advisor, our director or their affiliate unless there is substantial justification for such excess amount and such excess is reasonable. In all cases in which real property is acquired from our sponsor, our advisor, any of our directors or any of their affiliates, the fair market value of the property shall be determined by an independent expert selected by our independent directors not otherwise interested in the transaction.

We may not sell or lease properties to our sponsor, our advisor, any of our directors or any of their affiliates without a determination by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, that the transaction is fair and reasonable to us.

In addition, we may not make any loans to our sponsor, our advisor, any of our directors or any of their affiliates, except for certain mortgages for which an independent appraisal is obtained concerning the underlying property and for loans to our wholly owned subsidiaries. Our charter also prohibits us from investing in indebtedness secured by a mortgage on real property which is subordinate to any mortgage or equity interest of our sponsor, our advisor, our directors or any of their affiliates.

Our charter prohibits us from borrowing funds from our sponsor, our advisor, any of our directors or any of their affiliates unless approved by a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and on terms not less favorable to us than comparable loans between unaffiliated parties under the same or similar circumstances. This prohibition on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers, our sponsor, our advisor or any of their affiliates.

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, must conclude that all other transactions between us and our advisor, our sponsor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Our charter prohibits us from paying a fee to our advisor, our sponsor, our directors or any of their affiliates in connection with redemption of our common stock.

Our advisor, our sponsor, our directors and their affiliates may not vote their shares regarding (1) the removal of any of them or (2) any transaction between them and us. In determining the requisite percentage in interest of shares necessary to approve a matter on which our advisor, our sponsor, our directors and their affiliates may not vote, any shares owned by them will not be included.

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for other real estate funds, including RREEF America REIT II or future funds which we refer to as a “programs,” and approximately 15 separate accounts managed or advised by our advisor and its affiliates, which we refer to as “accounts.” When our advisor identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.

The rotation priority list will be continuously maintained so that, subject to any conflicting legal or regulatory requirements, the program or account with the longest elapsed time since being allocated an investment opportunity holds the highest priority position. When a program or account accepts an investment opportunity, it will be moved to the lowest priority position, unless (1) it subsequently determines not to proceed with the transaction, (2) the transaction is terminated or determined to be unsuitable for the program or account as a result of the its due diligence review or (3) the transaction is subject to an auction or bidding process that results in the property being sold to a third party. In the event that a transaction is not consummated as a result of any of the three scenarios described above, the program or account will retain its position on the rotation priority list as if it had not accepted the investment opportunity, except that investment opportunities allocated to other programs or accounts after the first program or account initially accepted the opportunity but before the transaction was terminated will not be affected. Notwithstanding the foregoing allocation policy, if an investment opportunity pertains to a property that is contiguous or located near, and is highly competitive with, an existing property owned by a program or account, the opportunity will first be offered to the program or account that owns the existing property, regardless of its position on the rotation priority list. In addition, in the event that there are multiple investments to be allocated, all investments must be presented prior to initiating the allocation process so that the program or account holding the highest priority position may select the investment that it considers to be most attractive.

Employees
We have no direct employees. The employees of our advisor and its affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations and administration. We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees directly involved in the performance of acquisition services to us other than our executive officers. In addition, we reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. The expense reimbursements that we will pay to our advisor include expenses incurred by SC Advisory Services, LLC, our sub-advisor, on our behalf. Per the terms of our expense support agreement between us and our advisor dated May 29, 2013 and as amended November 11, 2013, our advisor has deferred reimbursement of these expenses incurred in 2013 until the quarter after the earlier of (i) the calendar quarter beginning on January 1, 2015 or (ii) the calendar quarter in which we receive $200 million in aggregate gross proceeds from the Offering.
Insurance
See sections captioned “Acquisition and Investment Policies - Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate and report our results on a consolidated basis in three segments: commercial real estate properties, real estate equity securities, and real estate loans. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
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
We also may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. We may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2013, we had cash on deposit at multiple financial institutions, one of which had deposits in excess of federally insured levels. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on our cash deposits.
Allstate Insurance Company and Walgreen Co. accounted for 94.6% and 2.9%, respectively, of our rental revenues for the year ended December 31, 2013. Based on annualized rental revenues in place as of December 31, 2013, Allstate Insurance Company and Walgreen Co. account for 58.0% and 24.7%, respectively, of our consolidated total. Currently, we have certain geographic concentrations in our property holdings. As of December 31, 2013, one of our properties was located in Illinois and the other property was located in Washington, accounting for 94.6% and 5.4%, respectively, of our rental revenues for the year ended December 31, 2013, and accounting for 58.0% and 42.0%, respectively, of in-place annualized rental revenues as of December 31, 2013.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. State and federal laws in this area are constantly evolving, and we intend to take commercially reasonable steps, a summary of which is described below, to protect ourselves from the impact of these laws. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
We generally will not purchase any property unless and until we obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. A Phase I environmental site assessment basically consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, and contacting local governmental agency personnel who perform a regulatory agency file search in an attempt to determine any known environmental concerns in the immediate vicinity of the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
We expect that some of the properties that we will acquire may contain, at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
Available Information
We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, like the Company, that file electronically. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are posted on our website as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. We also routinely post important information about our Company, including press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference.

ITEM 1A. RISK FACTORS
You should consider carefully the risks described below and the other information in this Form 10-K, including our consolidated financial statements and the related notes included elsewhere in this Form 10-K. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations and cause the Company’s net asset value (“NAV”) to decline.
Risks Related to an Investment in Our Shares
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. We cannot assure investors that the past experiences of our advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
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

Our expense support agreement may be terminated by us or our advisor at any time upon 30 days notice.
We entered into an expense support agreement with our advisor on May 29, 2013, which was amended and restated November 11, 2013. Pursuant to the terms of the expense support agreement, as amended, we or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days' notice. If our advisor terminates the expense support agreement, we must then reimburse RREEF America for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
Our payment of organization, offering and operating expenses under the expense support agreement will negatively affect NAV.
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

Pursuant to the expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from the offering, within five business days of the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us. These payments will lower our NAV and may negatively impact the value of your investment.
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
The majority of our assets will consist of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may modify or suspend our redemption plan. If our board of directors materially amends or suspends the plan, other than a temporary suspension to address an external event unrelated to our business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. Because our board of directors is not required to authorize the recommencement of the redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, the ability of stockholders to have their shares redeemed by us may be limited and at times stockholders may not be able to liquidate their investment.
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
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently have only two properties and have not yet identified additional properties to acquire with the proceeds of our offering, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

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
Our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, during the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the earlier part of our continuous public offering, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offering, payments from our advisor under our expense support agreement and other sources, to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we sell and redeem shares of our common stock, and stockholders should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
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
Based on expected moderate, but improved, future economic growth and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecast for all property sectors during the next two years. Nevertheless, economic growth remains fragile, and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
During the great recession, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While debt availability has increased during the past couple years, credit spreads continue to be dynamic, and lenders are still reluctant to offer financing at higher leverage ratios. We intend to rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
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
Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, meaning that the dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
The termination or replacement of our advisor could trigger a repayment event under our mortgage loans for some of our properties.
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
Our advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated by our advisor.
Our advisor is paid a fee for its services based on our daily NAV, which is calculated by our advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments of our advisor with respect to estimating, for example, our accrued expenses, daily net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our shares may be worth less than their purchase price.
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
Additionally, the partnership agreement expressly limits our liability by providing that we will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
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
If the market value or income potential of our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-

real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:

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
In addition to our properties being subject to national economic real estate trends, our properties will also be subject to potential adverse conditions in the regions and metropolitan areas where our properties are located, which may reduce our ability to lease our properties, restrict our ability to increase lease prices and force us to lower lease prices or offer tenant incentives. As a result, adverse regional or city specific events or trends that occur may impact certain of our properties without impacting our entire portfolio, which could decrease our overall performance.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the economy has recovered, the number of entities and the amount of funds competing for suitable investments has increased. In addition to third-party competitors, other programs sponsored by our advisor have raised additional capital and are seeking investment opportunities under our sponsor’s allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.
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
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, and plan to do so for any new properties added to the portfolio. Our advisor will select policy specifications and insured limits which it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure stockholders that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
Our properties face significant competition.
We face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result. Due to such competition, the terms and conditions of any lease that we enter into with our tenants may vary substantially.
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
The multifamily residential real estate market has experienced substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.
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
Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure investors in our common stock that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
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
General Risks Related to Investments in Real Estate-Related Assets
The real estate equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate securities.
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
The value of real estate securities, including those of publicly traded REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a publicly traded REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.
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
Lenders may require us to enter into restrictive covenants relating to our operations or mandatory commitment reductions, which could reduce our available financing and limit our ability to make distributions.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. Loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. In addition, revolving credit facilities, such as our current facility, may contain mandatory commitment reductions triggered by events that may be outside of our control. Under our existing facility, if we do not have a tangible net worth of at least $50 million as of May 1, 2014, the available, undrawn commitments under our existing credit facility will be canceled, and we will have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid under the credit facility. If we are unable to raise sufficient proceeds in our offering to meet this requirement or obtain new financing on favorable terms, our sources of liquidity would be restricted. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions, and our ability to achieve our investment objectives. Additionally, our existing credit facility contains a fixed charge coverage ratio covenant, which requires us to maintain a ratio of 1.5x or better starting December 31, 2013. During the quarter ended December 31, 2013, we obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant does not apply until the quarter ended June 30, 2014. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions, and our ability to achieve our investment objectives.

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
We intend to elect to be taxed as a REIT for our taxable year ended December 31, 2013 when we file our federal income tax return for such year. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income, potentially including alternative minimum tax, and could be subject to higher state and local taxes;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we failed to qualify (unless we are entitled to relief under applicable statutory provisions).
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
A non-U.S, stockholder that disposes of a “U.S. real property interest,” or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from (or to the extent attributable to gains from) such disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 5% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied.
The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.
From time to time, we may be forced to sell assets to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, however there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

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
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including, but not limited to, those described below.

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
If stockholders participate in our distribution reinvestment plan, they will be taxed on the value of shares of our common stock received to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless a stockholder is a tax-exempt entity, the stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders currently is 20%. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate currently being 39.6%).

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
ITEM 2. PROPERTIES

Below is various information for the properties we owned as of December 31, 2013. Each of the properties was encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $5,500,000 as of December 31, 2013.
Property Statistics
The following table represents certain additional information about the properties we owned as of December 31, 2013:

Property	Location	Rentable Square Feet	Number of Leases	Acquisition Date	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Total		94,233	1		100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100.0%
Total		30,761	5		100.0%
Grand total		124,994	6		100.0%
(1) Occupancy is based on executed leases as of December 31, 2013.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Future Lease Expiration Table
The following is a summary of lease expirations for each of the next ten years and thereafter for the properties we owned as of December 31, 2013. As of December 31, 2013, our weighted average remaining lease term was 6.8 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2014	—	—	—%	$—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	1	1,112	0.9%	27,489	1.4%
2018	1	94,233	75.4%	1,148,944	58.0%
2019	2	13,160	10.5%	233,217	11.8%
2020	1	3,815	3.1%	80,375	4.1%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	—	—	—%	—	—%
Thereafter	1	12,674	10.1%	490,000	24.7%
Total	6	124,994	100.0%	$1,980,025	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2013.
Tenant Information
The following table describes our tenants as of December 31, 2013.

Tenant	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Allstate	94,233	75.4%	1,148,944	58.0%	Nov. 2018
Walgreens(2)	12,674	10.1%	490,000	24.7%	Mar. 2087
Keller Williams	10,365	8.3%	163,342	8.3%	Aug. 2019
Pacsafe	3,815	3.1%	80,375	4.1%	Dec. 2020
Seattle Psychology	2,795	2.2%	69,875	3.5%	Jun. 2019
Seattle Healing	1,112	0.9%	27,489	1.4%	Nov. 2017
Total	124,994	100.0%	1,980,025	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2013.
(2) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.
Acquisitions
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("9022 Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is well located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of $12,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is well located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
Dispositions
None.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2013, there were no material pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.
On January 3, 2013, our registration statement under Registration No. 333-180356, covering our public offering of up to $2.5 billion of any combination of Class A and Class B common stock, was initially declared effective under the Securities Act, and we commenced our offering. The per share price for each class equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions.
Neither class of our common stock is currently traded on any exchange and there is no established public trading market. As of March 11, 2014, there were 126 stockholders of record of our common stock, including 87 holders of Class A shares and 39 holders of Class B shares.
Through December 31, 2013, we had sold the following shares of common stock and raised the following proceeds in connection with the offering:

	Shares	Proceeds
Primary Offering:
Class A shares	976,426	$12,074,100
Class B shares	1,186,093	14,312,553
Distribution Reinvestment Plan:
Class A shares	1,734	21,116
Class B shares	26,104	318,014
Total	2,190,357	$26,725,783
From the commencement of our offering through December 31, 2013, we incurred the following expenses related thereto:

Selling commissions	$196,777
Distribution fees	13,413
Dealer manager fees (1)	19,047
Other offering expenses	3,691,697
Total offering expenses	$3,920,934

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our offering through December 31, 2013, the net proceeds to us from the offering, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $26,496,546. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") to our consolidated financial statements.
From the commencement of the offering through December 31, 2013, net proceeds from the offering referred to above have been allocated to the following uses:

•	Approximately $13,850,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $3,100,000 was used to purchase real estate equity securities;

•	Approximately $6,700,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $2,800,000 was available for working capital or subsequent investment.

Distribution Policy

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Internal Revenue Code (the “Code”) if we distribute at least 90% of our taxable income each year, determined without regard to the distributions-paid deduction and excluding net capital gains. Distributions are authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board of directors’ discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets to make distributions. There are no restrictions on the ability of our operating partnership to transfer funds to us.

We intend to continue to declare and make distributions on a monthly basis, based on daily record dates. For purposes of calculating our NAV to account for any declared distributions, our advisor accrues as our liability on the day after the record date (the distribution adjustment date) the amount of the declared distributions. Distributions will be payable only to stockholders of record on the business day immediately preceding the distribution adjustment date.

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares and Class B shares will likely differ because of different allocations of class-specific expenses. We use the record-share method of determining the per share amount of distributions on Class A and Class B shares, although our board of directors may choose any other method that will not cause our distributions to be treated as preferential dividends under the Code. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific expenses accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific expenses allocable to such class.

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows.

We declared cash distributions on our common stock for the year ended December 31, 2013. Our board of directors authorized and declared daily cash distributions of $0.00164384 per share, payable with respect to each month from the period commencing on June 1, 2013 and ending on September 30, 2013 for each share of Class A and Class B common stock outstanding (as adjusted for applicable class-specific expenses) and $0.00166682 per share for the period commencing on October 1, 2013 and ending on December 31, 2013 for each outstanding share of Class A and Class B common stock outstanding (as adjusted for applicable class-specific expenses). The distributions were distributed and paid monthly in arrears. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

Total distributions declared to stockholders for the year ended December 31, 2013 were as follows:

	Distributions
Class	Cash	Reinvested	Total	Cash Flow From Operations	Funds From Operations	Annualized Distribution Yield (1)
Class A	$101,103	$21,116	$122,219			4.7%
Class B	32,770	318,014	350,784			5.2%
	$133,873	$339,130	$473,003	$667,849	$(1,379,393)

(1) Annualized distribution yield is calculated based on the distribution rate and the NAV in effect for each Class of common stock as of December 31, 2013.

For the year ended December 31, 2013, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Annual Report on Form 10-K. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources, and Note 7 to our consolidated financial statements. For the year ended December 31, 2013, cash flow from operations benefited by $1,792,450 from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $5,100,000. Through December 31, 2013, our advisor has incurred $3,018,422 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, whereby stockholders are able to elect to have their cash distributions attributable to the class of shares owned automatically reinvested in additional shares of the same class. All such distributions are immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such stockholder.

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. Stockholders do not pay selling commissions when purchasing shares pursuant to the distribution reinvestment plan. Because the dealer manager fee is calculated based on our NAV, it reduces the NAV with respect to all shares of each class of our common stock, including shares issued under the distribution reinvestment plan. Similarly, the distribution fee reduces the Class A NAV because it is calculated based on Class A NAV. The distribution fee is not payable with respect to Class B shares. Shares acquired under the distribution reinvestment plan entitle the participant to the same rights and will be treated in the same manner as shares of that class purchased in our offering.
We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our stockholders, provided that notice of any material amendment is sent to participants at least ten days prior to the effective date of that amendment. In addition, we may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ prior written notice to participants. A stockholder’s participation in the plan will be terminated to the extent that a reinvestment of such stockholder’s distributions in our shares would cause the percentage ownership or other limitations contained in our charter to be violated. Participants may terminate their participation in the distribution reinvestment plan with ten days’ prior written notice to us.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the years ended December 31 since our inception. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31, 2013	For the Period February 7, 2012 (inception) through December 31, 2012
Balance Sheet Data:
Total investment in real estate assets, net	$26,216,217	$—
Cash and cash equivalents	$2,916,144	$200,000
Total assets	$32,692,034	$200,000
Line of credit	$5,500,000	$—
Due to affiliates	$6,005,822	$—
Acquired below-market lease intangibles, net	$789,033	$—
Total liabilities	$12,516,962	$—
Total stockholders' equity	$20,175,072	$200,000

Operating Data:
Total revenues	$857,705	$—
Total operating expenses	$2,428,524	$—
Operating loss	$(1,570,819)	$—
Net loss	$(1,981,203)	$—

Cash Flow Data:
Net cash provided by operating activities	$667,849	$—
Net cash used in investing activities	$(29,163,955)	$—
Net cash provided by financing activities	$31,212,250	$200,000

FFO Data:
NAREIT defined FFO	$(1,379,393)	$—
IPA defined MFFO	$(1,307,340)	$—
Company-defined FFO	$703,386	$—

Per Common Share Data:
Net loss - basic and diluted	$(2.48)
Distributions declared per common share	$0.35
Weighted average shares outstanding - basic and diluted	800,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Annual Report on Form 10-K, or this Annual Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our special financial report on Form 10-K for the period February 7, 2012 (inception) through December 31, 2012. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for the calendar year ending December 31, 2013 for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
We invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry. Real estate-related assets include common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("9022 Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is well located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of $12,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is well located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
The following table represents certain additional information about the properties we owned as of December 31, 2013:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Total		94,233	1	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Total		30,761	5	100.0%
Grand total		124,994	6	100.0%
(1) Occupancy is based on executed leases as of December 31, 2013.

(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
The following is a summary of lease expirations for each of the next ten years and thereafter for the properties we owned as of December 31, 2013. As of December 31, 2013, our weighted average remaining lease term was 6.8 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2014	—	—	—%	$—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	1	1,112	0.9%	27,489	1.4%
2018	1	94,233	75.4%	1,148,944	58.0%
2019	2	13,160	10.5%	233,217	11.8%
2020	1	3,815	3.1%	80,375	4.1%
2021	—	—	—%	—	—%
2022	—	—	—%	—	—%
2023	—	—	—%	—	—%
Thereafter	1	12,674	10.1%	490,000	24.7%
Total	6	124,994	100.0%	$1,980,025	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2013.
The following table describes our tenants as of December 31, 2013.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
Allstate	94,233	75.4%	1,148,944	58.0%	Nov. 2018
Walgreens(2)	12,674	10.1%	490,000	24.7%	Mar. 2087
Keller Williams	10,365	8.3%	163,342	8.3%	Aug. 2019
Pacsafe	3,815	3.1%	80,375	4.1%	Dec. 2020
Seattle Psychology	2,795	2.2%	69,875	3.5%	Jun. 2019
Seattle Healing	1,112	0.9%	27,489	1.4%	Nov. 2017
Total	124,994	100.0%	1,980,025	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2013.
(2) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.
Real Estate Equity Securities Portfolio

As of December 31, 2013, our real estate equity securities portfolio consisted of publicly traded common stock of 45 REITs with a value of $2,882,206. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intention. We will likely have a limited amount of sales and reinvestments in any given period due to repositioning of the portfolio.

The following chart summarizes our marketable securities by property type as of December 31, 2013:

As of December 31, 2013, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	11.3%
Equity Residential	5.8%
Ventas, Inc.	5.6%
Boston Properties, Inc.	5.5%
Public Storage	5.4%
AvalonBay Communities, Inc.	5.2%
Vornado Realty Trust	5.0%
Prologis, Inc.	3.4%
Douglas Emmett, Inc.	3.0%
Host Hotels & Resorts, Inc.	2.9%
Total	53.1%

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. As a result, our operating results described below reflect only seven months of investment activity and are not indicative of future periods. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations.

Revenues

Our total revenue for the year ended December 31, 2013 was $857,705, comprised of $776,389 of rental and reimbursement income and $81,316 of investment income. Of our rental and reimbursement income, which is inclusive of $64,384 of straight-line rental revenue for the year ended December 31, 2013, 94.6% was derived from our first property, 9022 Heritage Parkway.

On May 31, 2013, $3,066,298 was invested in a diversified portfolio of publicly traded common stock of 31 REITs. Since that date, some of these securities were sold and the proceeds were reinvested in the common stock of other publicly traded REITs. All of our $81,316 of investment income for the year ended December 31, 2013 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses during the year ended December 31, 2013 were $2,428,524. The most significant component of our operating expenses, general and administrative expenses of $1,653,358, included a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the year ended December 31, 2013, these expenses were disproportionately large relative to other corporate expenses because they began to accumulate in January 2013 while we began to incur most other corporate expenses in May 2013, when we commenced operations. Our operating expenses also included $137,484 of acquisition-related expenses for the year ended December 31, 2013, which we incurred in connection with the acquisition of two properties, 9022 Heritage Parkway and Wallingford Plaza. 9022 Heritage Parkway is 100% leased pursuant to a net lease, whereby most the property's direct operating expenses are paid by the tenant. Wallingford Plaza, which was acquired on December 18, 2013, has five tenants all of which are obligated to make certain operating expense reimbursements to us under their leases. As a result, the property operating expenses for the year ended December 31, 2013 were $35,872. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because (1) the amounts of these expenses reported during the year ended December 31, 2013 reflect only seven months of activity and (2) we anticipate acquiring additional properties in the future.

Interest Expense

On May 1, 2013, we entered into a revolving credit facility, and on May 31, 2013, we borrowed $6,700,000 under the credit facility to fund our first property acquisition. During the quarter ended September 30, 2013, we utilized proceeds from our offering to reduce the line of credit balance to zero. We then borrowed $5,500,000 on December 18, 2013 to partially fund our second property acquisition. For the year ended December 31, 2013, we incurred $44,414 of interest expense, $96,462 of unused line of credit fees and $183,684 of amortization of deferred financing costs. We expect our interest expense to increase in future periods because (1) the interest expense reported during the year ended December 31, 2013 reflects approximately four months of interest and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, we sold a portion of our marketable securities and reinvested the proceeds in other marketable securities. For the year ended December 31, 2013, these portfolio refinements resulted in a net realized loss of $85,824. As of December 31, 2013, we owned a portfolio of publicly traded common stock of 45 REITs with a cost basis of $3,057,777 and a fair value of $2,882,206, reflecting a net unrealized loss of $175,571.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2013:

Component of NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$12.07	$12.07
Investments in real estate equity securities (2)	1.32	1.32
Other assets, net	1.43	1.43
Line of credit	(2.51)	(2.51)
Other liabilities, net	(0.14)	(0.08)
NAV per share	$12.17	$12.23

(1)	The value of our investments in real estate was approximately 1.5% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 5.7% less than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the offer and redemption price for our shares, as of December 31, 2013.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$20,175,072	$9.18	$9.24
Plus:
Unrealized gain on real estate investments	400,000	0.18	0.18
Accumulated depreciation	192,616	0.09	0.09
Accumulated amortization related to intangible lease assets and liabilities	408,148	0.19	0.19
Deferred offering costs and expenses	5,616,599	2.56	2.56
Less:
Deferred rent receivable	(64,384)	(0.03)	(0.03)
Net asset value	$26,728,051	$12.17	$12.23
As of December 31, 2013, only the 9022 Heritage Parkway property had been appraised by a third-party appraisal firm in addition to our independent valuation expert. The Wallingford Plaza property will be appraised by a third-party appraisal firm during the quarter ended March 31, 2014 in accordance with our valuation policy. In the future, once more than one property has been appraised, we will disclose the key assumptions used by our independent valuation expert in appraising the properties in that property type and the range or weighted average for each key assumption used. We will also disclose a quantitative illustration of the sensitivity of the NAV to a change in the most significant assumption and whether any key assumptions are based on information provided by our advisor.

The deferred offering costs and expenses of $5,616,599 are initially excluded from the NAV calculation. These costs will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the expense support agreement. This amount is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because certain amounts payable to our advisor as of December 31, 2013 were recorded as assets and as such have no impact on our NAV as of December 31, 2013.

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
Company-defined FFO
Company-defined FFO is also a non-GAAP supplemental financial performance measure that excludes all of the same items as FFO and MFFO. In addition, Company-defined FFO excludes realized gains and losses from sales of securities and excludes certain operating expenses that are paid on our behalf by our advisor, all of which are included in determining our net loss under GAAP. While investment of a portion of our capital into a portfolio of real estate securities is an integral part of our business plan, we do not intend to execute a strategy considered to be trading in accordance with GAAP and as such, realized gains and losses from sales of securities generally will be incidental in nature and result primarily from periodic re-positioning of the portfolio. Our operating expenses, which are excluded from Company-defined FFO to the extent they are paid by our advisor, will be reflected in our Company-defined FFO after our advisor's expense support ends. Therefore, the exclusion from Company-defined FFO of the operating expenses paid by our advisor may not be indicative of our future operations once we have surpassed the start-up and initial acquisition phase of our operations. However, we believe that the exclusion of the operating expenses being paid by our advisor provides a better understanding of the impact of our advisor's expense support on our current operations. In addition, when we begin reimbursing our advisor for the operating expenses paid by our advisor (as described below under Liquidity and Capital Resources, and Critical Accounting Policies - Organization and Offering Expenses), such reimbursements will be deducted in determining Company-defined FFO, which we believe will further a better understanding of the overall impact of our advisor's expense support on our operations during the entire period in which the expense support agreement is in effect.
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

The following unaudited table presents a reconciliation of net loss to FFO, MFFO and Company-defined FFO:

Year Ended December 31, 2013
Net loss	$(1,981,203)

Real estate related depreciation	192,616
Real estate related amortization	409,194
NAREIT defined FFO	(1,379,393)

Additional adjustments
Acquisition expenses	137,484
Straight line rents	(64,384)
Amortization of above- and below-market lease intangibles	(1,047)
IPA defined MFFO	(1,307,340)

Add (deduct) Company-defined adjustments
Net realized loss on sale of securities	85,824
Expense support from advisor	1,924,902
Company-defined FFO	$703,386
We believe that our FFO for the year ended December 31, 2013, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through December 31, 2013, we raised $12,074,100 from the sale of Class A shares and $14,312,553 from the sale of Class B shares. Approximately, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The applicable spread in place as of December 31, 2013 was 220 basis points. The spread is adjusted once per quarter upon submission of our covenant calculations, which are due 60 days after quarter end. As of December 31, 2013, amounts outstanding on our line of credit accrued interest at an annual rate of 2.37%. Refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. As of December 31, 2013, the outstanding balance on the line of credit was $5,500,000.

If we do not have at least $50 million of tangible net worth (as defined in the line of credit agreement) by May 1, 2014, the available, undrawn commitments under the line of credit will be canceled, and we will have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the line of credit. Otherwise, the line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and dividend payout and REIT status requirements. During the quarterly period ended December 31, 2013, we obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant does not apply until the quarter ended June 30, 2014. We believe we were in compliance with all covenants as of December 31, 2013.

The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. Up to 10.0% of the line of credit may be used for issuing letters of credit and up to 10.0% of the line of credit may be used for short term advances. The line of credit contains provisions that define the borrowing capacity, or the borrowing base, at any time as the sum of (1) the lesser of (a) 60% of the value of our real estate investments which are encumbered by the line of credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of our investments in eligible marketable securities. As of December 31, 2013, our borrowing base was $17,079,698, comprised of $15,616,769 from our real estate and $1,462,929 from our marketable securities. We do not intend to borrow from the line of credit to purchase marketable securities, but the additional borrowing base supported by the marketable securities provides us flexibility in having funds available for acquisitions, redemptions and other corporate purposes. In the future, however, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013. Pursuant to the terms of the expense support agreement, as amended, our advisor has incurred, and may continue to incur, expenses related to our operations that are not required to be reimbursed over the 60-month period following January 3, 2014 in accordance with our advisory agreement, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organizational and offering expenses and operating expenses under the advisory agreement. Our advisor may incur these expenses until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $5,100,000. Through December 31, 2013, our advisor has incurred $3,018,422 in expense payments.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (our dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through December 31, 2013, our advisor has paid on our behalf or reimbursed us for $5,359,679 in organization and offering costs and $2,277,061 in operating expenses. However, as a result of the 15% limitation, the total organization and offering costs paid by our advisor exceeded the limitation by $1,630,918 as of December 31, 2013. In accordance with this limitation, this excess is not reflected on our balance sheet as of December 31, 2013. We may become obligated to reimburse our advisor for all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the year ended December 31, 2013 was $667,849. This was primarily a result of the expense support payments from our advisor amounting to $1,792,450 that effectively offsets all of our general and administrative expenses and most of our deferred financing costs.

Cash flow used in investing activities during the year ended December 31, 2013 was $29,163,955. During this period, we used $26,027,948 to acquire 9022 Heritage Parkway and Wallingford Plaza and approximately $3,100,000 (net of proceeds from sales of investments) to purchase investments in common stock of publicly traded REITs.

Cash flow provided by financing activities was $31,212,250. We raised $26,071,653 in our offering during the year ended December 31, 2013. Of this amount, $10,000,002 was from our sponsor. We paid $217,622 in offering costs that were not covered by our sponsor. We borrowed $12,200,000 under our line of credit to acquire 9022 Heritage Parkway and Wallingford Plaza. Of this amount, $6,700,000 was fully repaid during the quarter ended September 30, 2013 with proceeds raised in our offering. Cash distributions to stockholders declared and paid during the year ended December 31, 2013 were $430,695 of which $339,130 was reinvested via our distribution reinvestment plan. Deferred financing costs paid by us in connection with obtaining our line of credit or with the lender's property specific underwriting and not reimbursed by our sponsor amounted to $50,216.

Prior to our commencement of operations, we were in our organizational period and had no operations. For the period February 7, 2012, our inception date, through December 31, 2012, our cash flows consisted entirely of the receipt of a $200,000 initial investment from RREEF America.

Distributions

Our board of directors authorized and declared daily cash distributions of $0.00164384 per share per day, which were payable monthly for the period commencing on June 1, 2013 and ending on September 30, 2013 for each share of Class A and Class B common stock outstanding (as adjusted for applicable class-specific expenses). Our board of directors authorized and declared a cash distribution equal to $0.00166682 per Class A and Class B share (as adjusted for applicable class-specific expenses) for all such shares of record on each day from October 1, 2013 through December 31, 2013. The amount of dividends for the seven months ended December 31, 2013 was $473,003. Of this amount, $430,695 was paid, with the balance remaining payable in cash as of December 31, 2013. Further, $339,130 of the total distributions were reinvested into shares of Class A and Class B common stock while $133,873 were paid from cash that was 100% generated from the operations of our real estate and equity securities portfolio.

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

Redemptions

Our redemption plan commenced on July 1, 2013. Through December 31, 2013, no redemption requests were received. One redemption request was received and processed during January 2014 for approximately 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading penalty.

Market Outlook

Economic growth stabilized and strengthened in late 2013, and we expect current improving trends to continue into 2014 and 2015. Gross domestic product ("GDP") expansion is expected to accelerate during the next two years due to growing private demand and diminishing drags on growth from government spending cuts. Consumer spending is stabilizing near a more normal rate of growth as consumer confidence has been boosted by rising stock and home values, lower fuel costs, reduced debt-service levels and a strengthening labor market. Business investment should also remain healthy in 2014. The pace of productivity gains is decelerating, but companies have plenty of cash and access to cheap credit, both of which could be used to expand current production. Additionally, construction spending should continue to rebound off of a low base in 2014 and 2015, adding to investment growth. Total government spending may also boost overall economic growth in 2014 due to strengthening state and local governments and fewer cuts from the Federal sector. The completion of a Federal budget and suspended debt ceiling should also add to business and consumer confidence.

There are a number of risks to our forecast, but their range and potential magnitude appear to be declining. While overall global economic growth is expected to increase, the European recovery remains tepid, and an unexpected shock could put a drag on the U.S. economy. Distress in emerging markets, while not a direct risk to the U.S. economy, could lead to widening impacts to more mature markets. Additionally, although it is likely that interest rates will increase during the next five years, unexpectedly large jumps in rates due to the unwinding of the Federal Reserve’s stimulus program may cause some constraints on growth. That said, a strong dollar, lower commodity prices, and elevated levels of unemployment should restrain inflationary pressures and allow accommodative monetary policy to continue longer than otherwise expected. The for-sale housing recovery is important to our forecast, and if it were to falter, employment and output growth would likely slow. While there are a number of risks to our forecast, the potential for them to materialize have diminished compared to previous years.

Commercial real estate fundamentals are continuing to improve broadly, with the strongest improvement forecast to come in the next two years. Expansions in the job base, retail spending, household growth, income levels and economic output are supporting widespread positive absorption in the apartment, industrial, office and retail property sectors. The development pipeline is increasing, particularly for apartments, but remains below historical average levels in most metropolitan areas. The combination of increasing demand and limited supply continues to push vacancy rates downward, leading to market rent increases in many metropolitan areas, and the list of markets experiencing rental rate increases is expanding. Overall, property markets are firmly in the growth phase of the cycle. However, if the economy does not recover as anticipated or supply exceeds expectations, the performance of the real estate sector could be impacted negatively.

Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts.
Real Estate Investments and Lease Intangibles
Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 20 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements and lease commissions are amortized over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years.
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.
The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of forgone rents, real estate taxes, recoverable charges and insurance) that would be incurred during the lease-up period, which generally ranges up to one year. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.
Acquired above- and below-market lease values are estimated based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain fixed-rate renewal options. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value of the real estate investment is lower than its carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by us from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell.
Investments in Marketable Securities
In accordance with our investment guidelines as approved by our board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. We determine the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2013, we classified our investments in marketable securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
Any non-temporary decline in the market value of an available-for-sale security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether evidence indicating the cost of the investment being recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.
Securities may be sold if we believe a security has attained its target maximum value or if other conditions exist whereby we believe that the value of its investment in a particular security has a larger than desired risk of declining. We consider many factors in determining whether to hold or sell a security, including, but not limited to, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first.
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
Organization and Offering Expenses
RREEF America, our advisor, agreed to pay all of our organization and offering expenses through January 3, 2013 (the “Initial O&O”). This included costs and expenses incurred by us in connection with our formation, preparing for the offering, the qualification and registration of the offering, and the marketing and distribution of our shares. The offering expenses portion of the Initial O&O includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the offering, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse our advisor, or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.
In addition to the Initial O&O, RREEF America has agreed to pay the portion of our organization and offering expenses from January 3, 2013 through January 3, 2014 that are incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O” and, together with the Initial O&O, the “Deferred O&O”). RREEF America has incurred $4,618,318 in Deferred O&O on our behalf from our inception through December 31, 2013. Also see Note 7 to our consolidated financial statements beginning on page F - 1 of this Annual Report on Form 10-K.
We will reimburse RREEF America for the Deferred O&O monthly on a straight-line basis over 60 months beginning January 3, 2014.
Prior to our commencement of operations, RREEF America also agreed to pay all of our expenses which are not included in the Deferred O&O (the “Other Expenses”), amounting to $940,000 from our inception through May 30, 2013. The Other Expenses will be covered under the expense support agreement discussed in Note 7 to our consolidated financial statements included herein, and thus will be subject to the repayment provisions of that agreement.
Prior to the commencement of operations, we were not obligated to reimburse RREEF America for the Deferred O&O or the Other Expenses. Accordingly, prior to the commencement of operations, neither the Deferred O&O nor the Other Expenses were accrued on our consolidated balance sheet.
Organizational expenses and Other Expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs incurred by us, RREEF America and its affiliates on our behalf will be deferred and will be paid from the proceeds of the offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by us will not exceed 15% of the gross proceeds from the primary offering.
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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to (1) differences between the financial statement carrying amounts and their respective tax bases, and (2) net operating losses. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. .

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2013. The table does not include commitments with respect to the expense payments made by our advisor under our expense support agreement, as neither the timing nor ultimate amount of future payments due on such commitments can be determined. Through December 31, 2013, our advisor has incurred $3,018,422 in expense payments.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Regions Bank	$5,500,000	$—	$5,500,000	$—	$—
Deferred O&O (1)	2,987,400	923,664	1,847,327	216,409	—
Total	$8,487,400	$923,664	$7,347,327	$216,409	$—

(1) Excludes $1,630,918 of offering costs in excess of the 15% limitation contained in our advisory agreement based on the total proceeds raised in our primary offering through December 31, 2013. Although we may become obligated to repay all or a portion of this excess amount with additional capital raise, the annual amount of the repayments as reflected above will not change. Instead, the additional obligations will extend the total time period over which the repayments are made.

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
Off Balance Sheet Arrangements
As of December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2013, we had $5,500,000 outstanding under our line of credit at 2.37%, representing approximately a 21.1% loan-to-cost ratio. At this balance, a change in the interest rate of 50 basis points would result in a change in our interest expense of $27,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

As of December 31, 2013, we owned $2,882,206 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2013 would result in a change of $288,221 to the unrealized loss on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective to ensure that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers
Our directors and executive officers are set forth below.

Name	Age	Position
W. Todd Henderson	46	Director, Chairman of the Board
James N. Carbone	58	Chief Executive Officer, President and Director
Julianna S. Ingersoll	34	Chief Financial Officer and Vice President
Neal P. Armstrong	44	Vice President and Treasurer
Aimee E. Samford	43	Vice President and Secretary
Marc L. Feliciano	43	Director
Murray J. McCabe	46	Lead Independent Director
Deborah H. McAneny	55	Independent Director
M. Peter Steil, Jr.	71	Independent Director
Charles H. Wurtzebach, Ph. D.	65	Independent Director

W. Todd Henderson has served as our Chairman of the Board of directors since February 2012. Mr. Henderson has also served as a Managing Director and Head of Real Estate, Americas, Deutsche Asset & Wealth Management since January 2012, where he has been responsible for all facets of the direct real estate investment management business in the Americas. From March 2009 to January 2012, Mr. Henderson served as the Chief Investment Officer of RREEF Real Estate, Americas. From June 2007 to March 2009, he supervised RREEF Real Estate’s Value-Added and Development team, managing a $4.5 billion real estate investment portfolio for multiple institutional investors. Mr. Henderson served as a Managing Director of RREEF Real Estate’s Acquisitions team from 2003 to June 2007. Prior to joining RREEF Real Estate in 2003, Mr. Henderson was Director of Acquisitions for The J.E. Robert Company in Washington, D.C., where he was involved in the sourcing, executing and financing of over $6 billion of real estate transactions. He began his career at First Gibraltar Bank in 1991, managing the restructuring and disposition of nonperforming real estate loans on behalf of the bank and the Resolution Trust Company. Mr. Henderson holds a B.A. in History from the University of North Texas and an M.B.A. from The Wharton School of the University of Pennsylvania. Our board of directors has determined that Mr. Henderson will be a valuable member of our board because of his experience as a real estate industry executive with extensive investment, capital markets and portfolio management expertise, all of which we expect to bring valuable insight to the board of directors.

James N. Carbone has served as our Chief Executive Officer and President and as one of our directors since February 2012. Mr. Carbone has also served as a Managing Director and Head of Real Estate Retail Products, Americas, Deutsche Asset & Wealth Management since September 2012, where he is responsible for growing real estate retail offerings in the Americas. Mr. Carbone served as Managing Director and Head of Global Business Development for RREEF Real Estate from January 2009 to September 2012. During this period, Mr. Carbone also served as Global Head of RREEF Real Estate from January 2009 to July 2010. He led the Strategic Initiatives Group for RREEF Real Estate from 2006 to January 2009. Mr. Carbone served as Office Specialist of RREEF Real Estate, overseeing all of the firm’s investments in commercial office properties and managing acquisition and disposition transactions in the office sector, from 1999 to 2007. In 1997, Mr. Carbone was named a partner of RREEF Real Estate and in 1998 became a member of RREEF Real Estate’s Americas Investment Committee. From 1979 until he joined RREEF Real Estate in 1995, Mr. Carbone worked in various capacities in the commercial real estate business, gaining experience in the management, brokerage, development, disposition and acquisition of properties. He is affiliated with numerous industry groups, including the Urban Land Institute and the National Association of

Industrial and Office Properties. Mr. Carbone holds a B.A. in Economics from the University of California, Davis. Our board of directors has determined that Mr. Carbone’s experience with real estate investment products, particularly alternative investments, experience in acquiring commercial real estate and oversight of a multi-billion dollar real estate portfolio will make him a valuable member of our board of directors.

Julianna S. Ingersoll has served as our Chief Financial Officer and Vice President since February 2012. Ms. Ingersoll has also served as a Director, Real Estate Retail Products, Americas, Deutsche Asset & Wealth Management since February 2012. Prior to this position, Ms. Ingersoll was a Vice President of Business Development for RREEF Real Estate from November 2007 to February 2012, where she sourced, underwrote and executed strategic transactions. Prior to joining RREEF Real Estate, she held various positions with Deutsche Bank. From May 2006 to November 2007, Ms. Ingersoll served as Vice President of the Residential Mortgage-Backed Securities group of Deutsche Bank, where she was responsible for sourcing, underwriting and executing strategic acquisitions and joint ventures. From 2004 to 2006, she served as an Associate and Vice President of the Corporate Investments group of Deutsche Bank, where she was responsible for sourcing and executing strategic acquisitions and divestitures. From 2003 to 2004, she served as an Analyst for the Corporate Investments group of Deutsche Bank. Ms. Ingersoll joined Deutsche Bank in June 2001 as an analyst for the Technology Investment Banking team. Ms. Ingersoll holds a B.S. in Business Administration from Washington & Lee University.

Neal P. Armstrong has served as our Vice President and Treasurer since November 2012. Mr. Armstrong has also served as a Director and Head of Real Estate Fund Finance, Americas, Deutsche Asset & Wealth Management since October 2012. From February 2008 until October 2012, he was Co-Head of Fund Finance, Americas, RREEF Real Estate. Mr. Armstrong is responsible for overseeing the accounting and financial reporting for a number of funds and separate accounts with real estate and mezzanine investments. From April 2004 until February 2008, he was a Vice President in the Fund Finance team and the Controller for certain funds and separate accounts with real estate and mezzanine investments. Prior to joining RREEF Real Estate in 2004, Mr. Armstrong was a senior manager in KPMG LLP’s real estate audit practice, where his clients included public and private companies. He previously served as the Co-Chairman and Co-Vice Chairman of the Accounting Committee of NCREIF and on the Real Estate Information Standards (REIS) council. Mr. Armstrong has served as Treasurer and Board Member of Seven Generations Ahead since 2012 and as Treasurer for Grace Lutheran Church in River Forest, IL since 2010. Mr. Armstrong is a certified public accountant and received a B.S. in accounting from Valparaiso University.

Aimee E. Samford has served as our Vice President and Secretary since November 2012. Ms. Samford has also served as a Director and Chief Operating Officer, Real Estate, Americas, Deutsche Asset & Wealth Management since September 2011. From 2005 to September 2011, Ms. Samford was a Director in RREEF Real Estate’s Strategic Planning and Analysis group. From 2004 to 2005, she was a Director in Corporate Finance. From 2001 to 2004, Ms. Samford was a Vice President, Assistant Controller and Corporate Controller of RREEF Real Estate. She joined RREEF Real Estate in 1998 as a Manager of Corporate Finance. From 1996 until joining RREEF Real Estate in 1998, Ms. Samford was a Financial Analyst at Mattel, Inc. From 1993 to 1996, she served as an Audit and Tax Professional at Deloitte & Touche LLP. Ms. Samford holds a B.A. in Business Economics from the University of California, Los Angeles and is a certified public accountant.

Marc L. Feliciano has served as one of our directors since November 2012. Mr. Feliciano has also served as a Managing Director, Chief Investment Officer and Head of Real Estate Portfolio Management, Americas, Deutsche Asset & Wealth Management since September 2012. As Chief Investment Officer, he works with portfolio managers in developing specific portfolio strategies for each account or fund as part of the annual investment plan process. Mr. Feliciano also serves as Chairman of Deutsche Asset & Wealth Management’s real estate investment business’ Americas Investment Committee, which governs equity and debt investments and portfolios, a member of the Americas Leadership Committee and Co-Portfolio Manager of the RREEF Debt Investments Fund. From September 2010 to January 2012, he served as Global Head of Risk and Performance Analysis for RREEF Real Estate, where he was responsible for the development of allocation, risk and performance tools. In this role, he was a member of the Global Chief Investment Officer Group, which formulated global and regional house views and strategy and developed the House Portfolio for each region. From 2005 to September 2010, Mr. Feliciano was a Portfolio Manager and assisted in the restructuring of real estate debt. Prior to joining RREEF Real Estate in 2005, Mr. Feliciano worked in the private and public real estate industries in various positions for Morgan Stanley, Heitman Real Estate Securities LLC (formerly Heitman/PRA

Securities Advisors) and INVESCO Realty Advisors, Inc. He holds a B.A. in Business Administration from the University of Texas at Austin and a M.B.A. from the University of Texas McCombs School of Business. Our board of directors has determined that Mr. Feliciano will be a valuable member of our board of directors because of his extensive experience with real estate investments and portfolio management.

Murray J. McCabe has served as one of our independent directors since November 2012 and as our lead independent director since March 2013. In September 2012, Mr. McCabe joined Blum Capital Partners, L.P., or Blum Capital, an investment firm, as a Managing Partner, where he serves as a member of the Management Committee of the firm. He is responsible for overseeing and managing Blum Capital’s global real estate-related investment initiatives, focusing on distressed debt, opportunistic equity investments and structured investments in public securities. Prior to joining Blum Capital, Mr. McCabe worked at JPMorgan Chase & Co., or JPMorgan, from 1992 through August 2012. During his 20-year tenure at JPMorgan, Mr. McCabe held several positions in the Investment Banking Division, including Managing Director and Co-Head of Real Estate and Lodging Investment Banking, North America, from March 2007 to March 2008, and Global Head of Real Estate and Lodging Investment Banking, from March 2008 through his departure in August 2012. In addition, Mr. McCabe served as a member of JPMorgan’s Mergers and Acquisitions Fairness Opinion Committee from 2001 to 2002, the Investment Banking Coverage Management Committee from 2010 through his departure in August 2012 and on the board of JPMorgan Real Estate Advisors during the same period. Mr. McCabe is a member of the advisory board for the Fisher Center for Real Estate and Urban Economics at the University of California at Berkeley; an executive council member of the Real Estate Finance and Investment Center and serves on the REIT Investment Funds advisory board for the McCombs School of Business at the University of Texas, Austin. Mr. McCabe holds a B.A. in Finance from the University of Texas at Austin. Our board of directors has determined that Mr. McCabe’s extensive investment banking and transactional experience in the real estate industry will make him a valuable member of the board of directors.

Deborah H. McAneny has served as one of our independent directors since November 2012. Ms. McAneny served as the Chief Operating Officer of Benchmark Assisted Living, LLC, or Benchmark, an owner and operator of senior living facilities in New England, from April 2007 to May 2009. Since April 2007, she has also served as a director of Benchmark and member of its audit committee. Prior to joining Benchmark, she was employed by John Hancock Financial Services, or John Hancock, for approximately 20 years, where she advanced to Executive Vice President and was responsible for a portfolio of structured and alternative investment businesses including John Hancock’s real estate, structured fixed-income, timber and agricultural investment business units. Prior to joining John Hancock in 1985, she was a senior auditor for Arthur Anderson & Co. for four years. Ms. McAneny serves on the board of directors of several other companies. Since 2005, she has served as a director of KKR Financial Holdings LLC, or KFN, a publicly traded specialty finance company listed on the NYSE. She is also the Chairperson of KFN’s Compensation Committee and a member of KFN’s Affiliated Transaction Committee and Nominating and Corporate Governance Committee. Since January 2007, Ms. McAneny has served on the board of HFF, Inc., or HFF, a publicly traded provider of commercial real estate capital market services also listed on the NYSE. She is currently the lead independent director of HFF, the Chairperson of its Nominating and Corporate Governance Committee and a member of its Audit Committee. Ms. McAneny has also served as a director of RREEF America REIT II, Inc., a private REIT sponsored by our sponsor, since May 2011, a trustee of the University of Vermont since 2004 and a trustee of the Rivers School since 2004. From 2001 to 2004, she served as President of the CRE Finance Council, formerly known as the Commercial Mortgage Securities Association, an international trade organization for the commercial real estate finance markets. Ms. McAneny holds a Masters Professional Director Certification from the American College of Corporate Directors and a B.S. in Business Management from the University of Vermont. Our board of directors has determined that Ms. McAneny will be a valuable member of our board because of her leadership positions on boards of public companies and experience with management of commercial real estate portfolios.
M. Peter Steil, Jr. has served as one of our independent directors since November 2012. Mr. Steil has served as the Chief Executive Officer of the National Council of Real Estate Investment Fiduciaries, or NCREIF, an association of institutional real estate professionals, since July 2012. From January 2007 to July 2012, he served as a Managing Director of Prescott Capital Advisors, LLC, or Prescott, where he was responsible for Prescott’s real estate investment banking and advisory efforts and raising debt and equity capital for its principal investments. From 2001 to 2006, he served as a Managing Director of Wells Hill Partners, Ltd., a real estate investment banking firm based in New York. From 1998 to 2001, Mr. Steil served as a Managing Director of Putnam Lovell Securities, Inc.,

or Putnam Lovell, an investment bank that provides mergers and acquisitions advisory services to asset management firms. Prior to joining Putnam Lovell, he served in senior positions at several financial services firms, including Nesbitt Burns Securities, Inc. and KPMG Baymark Capital, LLC. Mr. Steil also serves as a Vice Chairman of the Global Exchange Council for the Urban Land Institute, is a member of PREA and serves on the Real Estate Advisory Committee of the Ontario Public Service Employees Union Pension Trust. Mr. Steil holds a B.A. in Political Science from Stanford University and an M.B.A. in International Business from the Harvard Business School. Our board of directors has determined that Mr. Steil will be a valuable member of our board of directors because of his extensive experience with investment banking, real estate advisory services and portfolio management.
Charles H. Wurtzebach, Ph.D., has served as one of our independent directors since November 2012. Since January 2009, Dr. Wurtzebach has served as the George L. Ruff Professor in Real Estate Studies in the Department of Real Estate at DePaul University in Illinois, lecturing at the undergraduate and graduate levels, participating in research projects and providing support to the DePaul Real Estate Center. From 1999 to November 2008, Dr. Wurtzebach served as Managing Director and Property Chief Investment Officer of Henderson Global Investors (North America) Inc., or Henderson, an international investment management company headquartered in London, where he was responsible for the strategic portfolio planning and the overall management of Henderson’s North American business. He served as a member of Henderson’s Senior Management Team from 2001 to November 2008 and Chairman of Henderson’s North America Senior Management Committee from 1999 to November 2008. Dr. Wurtzebach served as President and Chief Executive Officer of Heitman Capital Management from 1994 to 1998 and President of JMB Institutional Realty from 1991 to 1994. His responsibilities included supervising the financial risk exposure, financial reporting and internal control procedures of each company. Since May 2009, Dr. Wurtzebach has served as a director of Inland Diversified Real Estate Trust, Inc., a public non-listed REIT. He is also a founder, former president and former director of the Real Estate Research Institute, or RERI. Dr. Wurtzebach holds a B.S. in Finance from DePaul University in Illinois, an M.B.A. from Northern Illinois University and a Ph.D in finance from the University of Illinois at Urbana. Our board of directors has determined that Dr. Wurtzebach will be a valuable member of our board because of his academic experience as a real estate professor, his industry experience as an executive for investment management companies and his board experience with a public non-listed REIT.
Audit Committee
Our board of directors has one permanent committee, the Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibility to oversee the quality and integrity of our financial reporting and the audits of our financial statements. The Audit Committee is comprised of three of our independent directors, and its duties include the appointment, retention and oversight of our independent registered public accounting firm. Deborah H. McAneny, M. Peter Steil, Jr. and Charles H. Wurtzebach, each of whom meets the qualifications for audit committee independence under the rules of the NYSE, have been appointed to serve as members of the Audit Committee. Dr. Wurtzebach serves as the Chairperson of the Audit Committee, and our board of directors has determined that Dr. Wurtzebach qualifies as an “audit committee financial expert” as that term is defined by SEC rules. The Audit Committee must have at least three members and be comprised solely of members of our board of directors that meet the independence criteria of our charter and the NYSE listing standards.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to each of our directors, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Ethics is available on our website, www.rreefpropertytrust.com. Stockholders may also request a copy of the Code of Ethics, which will be provided without charge, by writing to RREEF Property Trust, Inc. at 345 Park Avenue, 26th Floor, New York, New York 10154, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation
We do not compensate our executive officers and have no employees as all of our day-to-day operations are managed by RREEF America, our advisor. Furthermore, we do not have any stock based compensation plans for our executive officers.
Director Compensation
The following director compensation table sets forth the compensation paid to our independent directors in fiscal year 2013 for services to us. Directors who are not independent directors are not compensated by us for their service on our board of directors. All compensation was paid in cash.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Deborah H. McAneny	$54,250	$—	$54,250
Murray J. McCabe	53,000	—	53,000
M. Peter Steil, Jr.	54,250	—	54,250
Charles H. Wurtzebach, Ph. D.	61,750	—	61,750
Total	$223,250	$—	$223,250

(1)
Each of our current independent directors will receive a grant of 5,000 Class B shares of restricted stock at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our public offering.

We compensated each of our independent directors with an annual retainer of $50,000, plus an additional retainer of $7,500 to the Chairman of the audit committee. We paid $1,000 for each board or board committee meeting the director attended in person and $250 for each meeting the director attended by telephone. In the event that there was a meeting of the board of directors and one or more committees thereof in a single day, the fees paid to each director were limited to $1,250 per day.
In addition, our board of directors approved the grant of shares of restricted stock to each of our independent directors under our independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan, as described below. Under our independent directors compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors will receive an initial grant of 5,000 Class B shares of restricted stock, which we refer to as the “initial restricted stock grant,” at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our public offering. Each new independent director that subsequently joins the board will receive the initial restricted stock grant on the date he or she joins the board. The initial restricted stock grant will generally vest in equal installments over a three-year period beginning on the first anniversary of the grant date; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of our company. The board of directors may approve, at its discretion, an additional award of Class B shares of restricted stock upon an independent director’s subsequent re-election to the board, subject to such terms and conditions as provided by the board at such time.
All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings. If a director is also one of our officers, we will not pay separate compensation for services rendered as a director.
Our board of directors has adopted a long-term incentive plan, which we use to attract and retain directors, officers, employees and consultants. Our incentive plan offers qualified individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The incentive plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units and other stock-based awards and cash-

based awards to directors, employees and consultants of ours selected by the board of directors for participation in the plan. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant and may not have a term in excess of ten years from the grant date.
Our board of directors or a committee appointed by our board of directors administers the incentive plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the plan will be transferable except through the laws of descent and distribution.
Our board of directors has authorized and reserved an aggregate maximum number of 300,000 Class B shares for issuance under the incentive plan. However, no awards shall be granted under the incentive plan on any date on which the aggregate number of shares subject to awards previously issued under the incentive plan, together with the proposed awards to be granted on such date, exceeds 2% of the number of outstanding shares of common stock on such date. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the plan will be adjusted proportionately and our board of directors will make adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
Our board of directors may, in its sole discretion at any time, determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising its discretion. The incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our board of directors and stockholders, unless extended or earlier terminated by the board of directors. Our board of directors may terminate the plan at any time. The expiration or other termination of the plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the plan expires or is terminated. Our board of directors may amend the plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the plan.

Our board of directors is responsible for determining the form and amount of compensation that is paid to our independent directors. In addition, our executive officers may make recommendations regarding the compensation level for the independent directors and provide comparison data. Our board of directors periodically assesses the level of independent director compensation, taking into account the responsibilities and duties of the independent directors and the time required to perform those duties. In determining the level of independent director compensation, our board of directors attempts to be consistent with market practices, but does not set compensation at a level that would call into question the independent directors’ objectivity.

Compensation Committee

We do not have a compensation committee because we do not compensate our executive officers or non-independent directors. Recommendations with respect to compensation of our independent directors are made by our board of directors
Compensation Committee Interlocks and Insider Participation

Our executive officers are compensated by RREEF America and not by us. In 2013, our entire board of directors determined the compensation of our independent directors. As noted above, we have no employees. During the fiscal year ended December 31, 2013, none of our executive officers served as:

•
a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or

•	a director of another entity, one of whose executive officers served on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Beneficial Owners and Management
The following table shows the beneficial ownership of shares of our common stock as of March 11, 2014 by:

•	any beneficial owner of more than five percent of our outstanding common stock;

•	each of our directors;

•	each of our current executive officers; and

•	all of our current directors and executive officers as a group.
To our knowledge, other than our sponsor and the Saginaw Chippewa Tribe of Michigan, there is no person, or group of affiliated persons, that beneficially owns more than five percent of our common stock. Information with respect to beneficial ownership has been furnished by each director and officer.
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. The address for each of the persons and RREEF America listed in the table below is c/o RREEF Property Trust, Inc., 345 Park Avenue, 26th Floor, New York, New York 10154, and the address of the Saginaw Chippewa Tribe of Michigan is 7070 E Broadway Road, Mt. Pleasant, Michigan 48858.

Class of Stock	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
	Directors and Executive Officers:		%
	W. Todd Henderson	—	—
B	James N. Carbone	21,109.32	1.68%
	Marc L. Feliciano	—	—
	Murray J. McCabe	—	—
	Deborah H. McAneny	—	—
	M. Peter Steil, Jr.	—	—
	Charles H. Wurtzebach, Ph.D.	—	—
B	Julianna S. Ingersoll	1,661.06	0.13%
	Neal P. Armstrong	—	—
	Aimee E. Samford	—	—
	All current executive officers and directors as a group (10 persons)	22,770.38	1.81%
	5% Stockholders:
B	RREEF America L.L.C.	882,914.35	70.23%
A	Saginaw Chippewa Tribe of Michigan	444,138.45	39.37%

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our incentive plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	—	—	300,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	300,000

(1)
Each of our current independent directors will receive a grant of 5,000 Class B shares of restricted stock at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our public offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The following describes all transactions during the year ended December 31, 2013 and currently proposed transactions involving us, our directors, our advisor, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests

RREEF America has invested an aggregate of $10.2 million through purchases of shares of our Class B common stock. Our executive officers and independent directors, as a group, own no shares of our Class A common stock and 22,770.38 shares of Class B common stock.

Our Relationship with Our Advisor and our Sponsor
We are externally advised and managed by our sponsor, which is responsible for the management, acquisition, disposal, leasing, maintenance and operating of all our real estate investments. RREEF America’s executive offices are located at 345 Park Avenue, 26th floor, New York, New York 10154. RREEF America’s telephone number is (212) 454-6260. All of our officers and directors, other than the independent directors, are employees of RREEF America. We have and will continue to have certain relationships with RREEF America and its affiliates.
Advisory Agreement
We are managed and advised by RREEF America pursuant to the Advisory Agreement (the “Advisory Agreement”) that became effective December 21, 2012 and was renewed on November 5, 2013. Pursuant to the Advisory Agreement and subject to the supervision of our board of directors, the advisor will have the responsibility to, among other things:

•	consult with our board of directors in formulating our financial, investment, valuation and other policies, consistent with achieving our investment objectives;

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and investment policies;

•	determine the proper allocation of our investments between properties, real estate loans, real estate equity securities and cash, cash equivalents and other short-term investments;

•	select its sub-advisor, joint venture and strategic partners, and service providers for us such as our transfer agent and structure corresponding agreements;

•
calculate, at the end of each business day, the Class A NAV per share and Class B NAV per share in accordance with the valuation guidelines, and in connection therewith, obtain appraisals performed by the independent valuation advisor and other independent third-party appraisal firms concerning the value of the real properties;

•	monitor our independent valuation advisor’s valuation process to ensure that it complies with our valuation guidelines and report on such compliance to our board of directors on a quarterly basis;

•	provide our independent valuation advisor with periodic asset and portfolio level information on our properties and real estate-related assets;

•
monitor our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor and notify our independent valuation advisor of such events;

•	provide the daily management and perform and supervise the various administrative functions reasonably necessary for our management and operations;

•
enter into leases of property and service contracts for assets and, to the extent necessary, perform all other operational functions for the maintenance and administration of such assets, including the servicing of mortgages and selecting, engaging and supervising the performance of third-party property managers and leasing agents for property management and leasing services;

•
hire, direct and establish policies for employees who will have direct responsibility for the operations of each property we acquire, which may include, but is not limited to, on-site managers and building and maintenance personnel;

•
investigate, select, and on our behalf, engage and conduct business with such third parties as the advisor deems necessary to the proper performance of the advisor’s obligations under the advisory agreement;

•	consult with, and provide information to, our officers and our board of directors and assist our board of directors in formulating and implementing our financial policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	review and analyze each property’s operating and capital budget;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	arrange, structure and negotiate financing and refinancing of properties;

•	actively manage our real estate portfolio in accordance with our investment objectives, strategies and policies;

•
provide periodic reports to our board of directors on the performance of our investments and prepare and review on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies; and

•	dispose of properties on our behalf in compliance with our investment objectives, strategies and policies.

Advisory Fee
Pursuant to the Advisory Agreement, we pay RREEF America an advisory fee comprised of two separate components:

(1)	a fixed component in an amount equal to 1/365th of 1.0% of our NAV for each class of our common stock (Class A and Class B) for each day, payable monthly in arrears; and

(2)	a performance component calculated based on the total return of each class of our common stock (Class A and Class B) in any calendar year, payable annually.
The fixed component of the advisory fee will accrue on a daily basis. The fixed component will not be earned and, therefore, will not begin to accrue until the date on which our combined NAV for both classes of shares has reached $50,000,000. The performance component will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% per annum, which we refer to as the “6% return,” our advisor will receive 25% of the excess total return above the 6% return; provided that in no event will the performance component exceed 10% of the aggregate total return for such year. The total return to stockholders is defined for each class of common stock as the change in NAV per share for such class plus distributions per share for such class. However, in the event the our NAV per share for any class of common stock decreases below $12.00, the performance component will not be earned on any increase in NAV up to $12.00 per share with respect to that class. We will reimburse our advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitations described below under the heading “2%/25% Guidelines.’
On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013. Pursuant to the terms of the expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our company. Our advisor’s expense payments may include, without limitation, organizational and offering expenses and operating expenses under the Company's advisory agreement. Our advisor may incur these expenses until the earlier of (i) the date we have raised $200,000,000 in aggregate gross proceeds from our public offering or (ii) the date upon which the aggregate expense payments by our advisor exceed $5,100,000.

Pursuant to the expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from our public offering, within five business days after the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount, subject to certain limitations, equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us.

Term and Termination Rights under the Advisory Agreement
Our advisory agreement has a one-year term expiring January 3, 2015, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. The Advisory Agreement may be terminated (1) immediately by us for “cause,” upon the bankruptcy of our advisor, (2) at the option of either party upon a change of control, (3) upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors or (4) upon 60 days’ written notice by our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses pursuant to the reimbursement schedule described above and all earned but unpaid fees.

2%/25% Guidelines

As described above, our advisor is entitled to reimbursement of certain expenses. However, we will not reimburse our advisor at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income (the “2%/25% Guidelines”). Our advisor must reimburse us for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Our advisor must reimburse us for the amount by which our operating expenses for the proceeding four fiscal quarters then ended exceed the 2%/25% Guidelines.

For purposes of these limits, (1) “total operating expenses” are our aggregate expenses of every character paid or incurred as determined under GAAP, including the advisory fee, but excluding: (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses, and tax incurred in connection with the issuance, distribution, transfer and registration of our shares; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses, brokerage fees on resale of properties and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property); (2) “average invested assets” is the average of the aggregate book value of our assets (other than intangibles) invested, directly or indirectly, in real estate and other real estate related assets, before deducting depreciation, bad debts or other non-cash reserves, computed by taking the average of such values at the end of each month during the period; and (3) “net income” is our total revenues less our total expenses excluding reserves for depreciation, bad debts and other similar non-cash reserves. For the year ended December 31, 2013 our total operating expenses were 11.1% of our average invested assets and 83.45% of our net income.

Fees and Reimbursements Paid to Our Advisor
The following table sets forth the fees paid, and the amount of expenses reimbursed, to our advisor for the year ended December 31, 2013.

Year ended December 31, 2013
Fixed advisory fee	$0
Performance advisory fee(1)	$0
Reimbursement of organization and offering expenses(2)	$0
Reimbursement of operating expenses(3)	$0
Reimbursement for out-of-pocket acquisition expenses(4)	$0

(1)    Our advisor waived any performance fee earned for in 2013.
(2)    As of December 31, 2013, we owed our advisor $3,728,761 for organization and offering costs.
(3)     As of December 31, 2013, we owed our advisor $2,277,061 for operating expenses.
(4)     As of December 31, 2013, we owed our advisor zero for out-of-pocket acquisition expenses.

Selling Commissions and Fees Paid to the Dealer Manager

SC Distributors, LLC (the “Dealer Manager”), is the dealer manager for our continuous public offering. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to marketing the offering. The selling commissions and other fees that we pay to the Dealer Manager are set forth below.

•
A selling commission of up to 3.0% of the NAV per Class A share on the date of purchase. We do not pay selling commissions with respect to purchases of Class B shares or shares of either class sold pursuant to our distribution reinvestment plan. All or a portion of the selling commission may be reallowed to participating broker-dealers.

•
A dealer manager fee that accrues daily in an amount equal to up to 1/365th of 0.55% of our NAV for each of our outstanding Class A and Class B shares for such day on a continuous basis from year to year. The dealer manager fee is payable in arrears on a quarterly basis. A portion of the dealer manager fee may be reallowed to participating broker-dealers.

•
A distribution fee with respect to our outstanding Class A shares only that accrues daily in an amount equal to 1/365th of 0.50% of the amount of our NAV for the outstanding Class A shares for such day on a continuous basis from year to year. The distribution fee is payable in arrears on a quarterly basis. We will not pay a distribution fee with respect to Class B shares. A portion of the distribution fee may be reallowed to participating broker-dealers.

The following table sets forth the selling commissions, dealer manager fees and distribution fees incurred by us for the year ended December 31, 2013.

Year ended December 31, 2013
Selling commissions	$196,777
Distribution fees	13,413
Dealer manager fees (1)	19,047
$229,237

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.

From January 3, 2013, the date we commenced our offering, through December 31, 2013, the ratio of the cost of raising capital to capital raised was 14.67%.
As of December 31, 2013, the aggregate amount of advisory and other fees paid to our advisor, affiliates and third parties doing business with us is zero.
Conflicts of Interest with RREEF America and its Affiliates
Conflicts of interest may arise between RREEF America, as our advisor and sponsor, and us with respect to our management. It is anticipated that the officers and employees of RREEF America will devote as much time to us as necessary to effectively manage our operations. RREEF America and its affiliates engage in a broad spectrum of activities including financial advisory activities, and have extensive investment activities that are independent from, and may from time to time conflict with, our investment activities. In the future, there might arise instances where the interests of RREEF America conflict with our interests and/or the interests of our stockholders. Subject to specified exceptions, our advisor may engage in transactions with, provide services to, invest in, advise, sponsor and/or act as investment manager to portfolio companies, investment vehicles and other persons or entities (including our prospective investors) that may have similar structures and investment objectives and policies to ours and that may compete with us for investment opportunities. RREEF America, its affiliates and their respective clients may invest in investments that would be appropriate for us and may compete with us for such investment opportunities and may invest in investments that are senior or junior to, or have rights and interests different from or adverse to, our investment opportunities. RREEF America’s interests in such investments may conflict with our interests in related investments at the time of origination or in the event of default or work out of the investment.
In order to reduce or eliminate certain potential conflicts of interest, our charter and our Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates.  Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction.  In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

RREEF America will allocate investment opportunities suitable for us or for other persons, including RREEF America or an affiliate of RREEF America or an account managed or advised by RREEF America or an affiliate of RREEF America, in accordance with an equitable and reasonable allocation procedure consistent with RREEF America’s fiduciary duty to us and with due regard to our investment objectives and the characteristics of the specific investment. When our RREEF America identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.
We have also adopted a Code of Ethics that applies to our officers and directors, each of which we refer to as “covered person”.  The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Advisor and their respective affiliates.

Director Independence
Although our shares are not listed for trading on any national securities exchange, our board of directors has determined that a majority of the members of our board of directors, and all of the members of the audit committee, are “independent” as defined by the New York Stock Exchange (the “NYSE”). The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

In addition, our board of directors determined that these directors are independent pursuant to the definition of independence in our charter, as required by the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. Our charter provides that an independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with our advisor or sponsor. A director is deemed to be associated with our advisor or sponsor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our advisor, our sponsor, or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs organized by our sponsor or advised by our advisor.  A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor, and any of their affiliates exceeds five percent of (i) the director’s annual gross revenue derived from all sources during either of the last two years or (ii) the director's net worth on a fair market value basis.  An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our advisor, our sponsor or any of their affiliates. Our charter requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Our board of directors has determined that Murray J. McCabe, Deborah H. McAneny, M. Peter Steil, Jr., and Charles H. Wurtzebach, Ph.D. are independent directors pursuant to our charter and the definition of independence as defined by the NYSE.
Review of our Policies

Our board of directors, including our Independent Directors, has reviewed our policies described in this Annual Report and our registration statement related to our public offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm
The following tables set forth the aggregate fees billed or to be billed to us for services performed for the fiscal years ended December 31, 2013 and 2012 by KPMG LLP ("KPMG"), our independent auditor.

	Year Ended December 31
	2013	2012
Audit fees	$227,800	$134,900
Audit-related fees	—	—
Tax fees	11,810	—
All other fees	—	—
Total	$239,610	$134,900
Audit fees. The audit fees listed above relate to professional services rendered for the audit of our annual financial statements contained in our annual report, audits of acquired properties, reviews of the financial statements included in our Quarterly Reports on Form 10‑Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.
Audit-related fees. The audit-related fees listed above relate to professional services rendered for assurance and related services that are reasonably related to the performance of the audit of our financial statements (other than the audit fees described above).
Tax fees. These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
All other fees. None identified.
Audit Committee Pre-Approval Policies and Procedures
Except as set forth in our Audit Committee’s pre-approval policy described below, our Audit Committee must pre-approve all audit services and permissible non-audit services to be provided to us by the independent auditor. Our Audit Committee must also review and approve in advance any proposal from RREEF America, and any entity controlling, controlled by, or under common control with RREEF America, that provides ongoing services to us (a “Service Affiliate”) or employs the independent auditor to render non-audit services, if such engagement would relate directly to our operations and financial reporting. As a part of its review, our Audit Committee will consider whether the provision of such services impacts the auditors’ independence.
Our Audit Committee may delegate to one or more of its members (each, a “Delegate”) authority to pre-approve the independent auditor’s provision of audit services or permissible non-audit services to us, or the provision of non-audit services to RREEF America or a Service Affiliate. Any pre-approval determination made by a Delegate shall be presented to the full Audit Committee at its next meeting. Our Audit Committee will communicate any pre-approval made by it or a Delegate to RREEF America or a Service Affiliate, who will ensure that the appropriate disclosure is made in our periodic reports and other documents as required under the federal securities laws.
In addition, our board of directors has adopted the following pre-approval policy with respect to non-audit services. Pre-approval by our Audit Committee of non-audit services is not required so long as:
1.    (A) with respect to us, the amount of such permissible non-audit service provided to us constitutes no more than 5% of the total amount of revenues paid to the independent auditor by us during the fiscal year in which the services are provided; and (B) with respect to RREEF America or a Service Affiliate, the amount of any such non-audit service provided constitutes no more than 5% of the total amount of revenues paid to the independent auditor by us, RREEF America and any Service Affiliate during the fiscal year in which the services are provided; and

2.
such services under (1) above were not recognized by us at the time of the engagement to be non-audit services and such services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee or its Delegate(s) prior to the completion of the audit.

Since January 1, 2012, all audit and non-audit services performed by KPMG for us, RREEF America and any Service Affiliates that required the pre-approval of our Audit Committee were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The list of the financial statements contained herein is set forth on page F-1 hereof.
2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth following the Exhibit Index.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description
1.1
Dealer Manager Agreement, dated as of December 28, 2012, by and among the Company, RREEF Property Operating Partnership, LP and SC Distributors, LLC, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 5 to this Registration Statement filed December 31, 2012 (“Pre-Effective Amendment No. 5”).

3.1
Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to this Registration Statement filed November 29, 2012 (“Pre-Effective Amendment No. 3”).

3.2	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3.
10.1
Advisory Agreement, dated as of December 21, 2012, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 4.

10.2	Valuation Services Agreement, dated as of December 21, 2012, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4.
10.3
Amended and Restated Escrow Agreement, dated as of December 28, 2012, by and among the Company, SC Distributors, LLC and UMB Bank, N.A., incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5.

10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to this Registration Statement filed September 21, 2012 (“Pre-Effective Amendment No. 2”).
10.5	RREEF Property Trust, Inc. Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 2.
10.6	RREEF Property Trust, Inc. Independent Director Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3.
10.7	Form of Independent Directors Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.7 to the initial Registration Statement on Form S-11 filed March 26, 2012.
10.8
Credit Agreement, dated as of May 1, 2013, by and among RREEF Property Operating Partnership, LP, as borrower, the Company, as guarantor, Regions Bank, as Lender and administrative agent, and Regions Capital Markets, as sole lead arranger and sole book runner, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2013.

10.9
Agreement of Purchase and Sale, dated March 28, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013.

10.10
First Amendment to Agreement of Purchase and Sale, dated April 30, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 31, 2013.

10.11
Second Amendment to Agreement of Purchase and Sale, dated May 7, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 31, 2013.

10.12
Assignment of Agreement of Purchase and Sale, dated May 31, 2013, by and between RREEF America L.L.C. and RPT Heritage Parkway, LLC, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 31, 2013.

10.13
First Amended and Restated Expense Support Agreement, dated November 11, 2013, by and between the Company and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2013.

10.14
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 20, 2013, by and between WP Partners LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 6 to this Registration Statement filed March 11, 2014 ("Post-Effective Amendment No. 6").

10.15
Assignment of Agreement of Purchase and Sale, dated as of December 9, 2013, by and between RREEF America L.L.C. and RPT Wallingford Plaza, LLC, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 6.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 2.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith

*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2013

		Initial cost (A)			Gross Amount at Which Carried at December 31, 2013 (B)
Property Name	Encumbrance (E)	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	$—	$2,310,684	$10,989,316	$—	$13,300,000	$(586,757)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	5,500,000	3,713,306	9,014,642	—	12,727,948	(14,007)	1916	12/18/2013	5 - 40
Total Investments in Real Estate	$5,500,000	$6,023,990	$20,003,958	$—	$26,027,948	$(600,764)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2013 for federal income tax purposes was approximately $26,165,000 (unaudited).

(C)	Reconciliation of real estate owned:	2013
	Balance at January 1, 2013	$—
	Acquisitions	26,027,948
	Balance at December 31, 2013	$26,027,948

(D)	Reconciliation of accumulated depreciation:	2013
	Balance at January 1, 2013	$—
	Depreciation expense	600,764
	Balance at December 31, 2013	$600,764

(E) Encumbrance of $5,500,000 is from the line of credit that is secured by both Heritage Parkway and Wallingford Plaza.
(F) Includes gross intangible lease assets of $5,961,974 and gross intangible lease liabilities of $791,100.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ JAMES N. CARBONE	Chief Executive Officer	March 14, 2014
James N. Carbone

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
James N. Carbone

/s/ JULIANNA S. INGERSOLL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
Julianna S. Ingersoll

/s/ W. TODD HENDERSON	Chairman of the Board	March 14, 2014
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 14, 2014
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 14, 2014
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 14, 2014
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 14, 2014
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 14, 2014
Charles H. Wurtzebach

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RREEF Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. (the Company) as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013, and the related consolidated statements of stockholder’s equity and cash flows for the period February 7, 2012 (inception) through December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RREEF Property Trust, Inc. as of December 31, 2013 and 2012, the results of their operations and their cash flows for the year then ended December 31, 2013, and the cash flows for the period February 7, 2012 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Dallas, Texas
March 14, 2014

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$6,023,990	$—
Buildings and improvements, less accumulated depreciation of $192,616	14,640,468	—
Acquired intangible lease assets, less accumulated amortization of $410,215	5,551,759	—
Total investment in real estate assets, net	26,216,217	—
Investment in marketable securities	2,882,206	—
Total investment in real estate assets and marketable securities, net	29,098,423	—
Cash and cash equivalents	2,916,144	200,000
Receivables	266,756	—
Prepaid expenses	22,505	—
Deferred financing costs, less accumulated amortization of $183,684	388,206	—
Total assets	$32,692,034	$200,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$5,500,000	$—
Accounts payable and accrued expenses	53,956	—
Due to affiliates	6,005,822	—
Acquired below market lease intangibles, less accumulated amortization of $2,067	789,033	—
Distributions payable	42,308	—
Other liabilities	125,843	—
Total liabilities	12,516,962	—
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 978,160 and none issued and outstanding, respectively	9,782	—
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 1,212,197 and 16,667 shares issued and outstanding, respectively	12,122	167
Additional paid in capital	22,782,945	199,833
Accumulated deficit	(2,454,206)	—
Accumulated other comprehensive loss	(175,571)	—
Total stockholders' equity	20,175,072	200,000
Total liabilities and stockholders' equity	$32,692,034	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2013
Revenues
Rental and other property income	$761,684
Tenant reimbursement income	14,705
Investment income on marketable securities	81,316
Total revenues	857,705
Expenses
General and administrative expenses	1,653,358
Property operating expenses	35,872
Acquisition related expenses	137,484
Depreciation	192,616
Amortization	409,194
Total operating expenses	2,428,524
Operating loss	(1,570,819)
Interest expense	(324,560)
Net realized loss upon sale of marketable securities	(85,824)
Net loss	$(1,981,203)
Weighted average number of common shares outstanding:
Basic and diluted	800,194
Net loss per common share:
Basic and diluted	$(2.48)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Year Ended December 31, 2013
Net loss	$(1,981,203)
Other comprehensive loss:
Reclassification of previous unrealized (gain) loss on marketable securities into net loss	85,824
Unrealized loss on marketable securities	(261,395)
Total other comprehensive loss	(175,571)
Comprehensive loss	$(2,156,774)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, February 7, 2012 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	16,667	167	199,833	—	—	200,000
Balance, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$—	$—	$200,000
Issuance of common stock	—	—	976,426	9,765	1,169,426	11,694	26,165,194	—	—	26,186,653
Issuance of common stock through the distribution reinvestment plan	—	—	1,734	17	26,104	261	338,852	—	—	339,130
Distributions to investors	—	—	—	—	—	—	—	(473,003)	—	(473,003)
Dealer-manager fees	—	—	—	—	—	—	(19,047)	—	—	(19,047)
Other offering costs	—	—	—	—	—	—	(3,901,887)	—	—	(3,901,887)
Comprehensive loss	—	—	—	—	—	—	—	(1,981,203)	(175,571)	(2,156,774)
Balance, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	For the Period February 7, 2012 (inception) through December 31, 2012
Cash flows from operating activities:
Net loss	$(1,981,203)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	192,616	—
Net realized loss upon sale of marketable securities	85,824	—
Amortization of intangible lease assets and liabilities	408,148	—
Amortization of deferred financing costs	183,684	—
Straight line rent	(64,384)	—
Changes in assets and liabilities:
Receivables	(65,492)	—
Prepaid expenses	(22,505)	—
Accounts payable and accrued expenses	42,341	—
Other liabilities	96,370	—
Due to affiliates	1,792,450	—
Net cash provided by operating activities	667,849	—
Cash flows from investing activities:
Investment in real estate and related assets	(26,027,948)	—
Investment in marketable securities	(5,529,794)	—
Proceeds from sale of marketable securities	2,393,787
Net cash used in investing activities	(29,163,955)	—
Cash flows from financing activities:
Proceeds from line of credit	12,200,000	—
Repayments of line of credit	(6,700,000)	—
Proceeds from issuance of common stock	26,071,653	200,000
Payment of offering costs	(217,622)	—
Distributions to investors	(430,695)	—
Common stock issued through the distribution reinvestment plan	339,130	—
Deferred financing costs paid	(50,216)	—
Net cash provided by financing activities	31,212,250	200,000
Net increase in cash and cash equivalents	2,716,144	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$2,916,144	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$3,691,697	$—
Distributions declared and unpaid	$42,308	$—
Accrued deferred financing costs	$521,675	$—
Unrealized loss on marketable securities	$(175,571)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$44,414

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

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
Real Estate Investments and Lease Intangibles
Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 20 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements and lease commissions are amortized over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years. Costs related to the acquisition of properties, as well as ongoing, ordinary repair and maintenance costs, are expensed as incurred.
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
Acquired above- and below-market lease values are estimated based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain fixed-rate renewal options if, at the time of acquisition, the exercise of such renewal options are determined to be reasonably assured. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2013, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2013, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

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
Investment income from marketable securities is accrued at the time the income becomes payable to the Company.
Organization and Offering Expenses
RREEF America agreed to pay all of the Company’s organization and offering expenses through January 3, 2013 (the “Initial O&O”). This included costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. The offering expenses portion of the Initial O&O includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor, or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.
In addition to the Initial O&O, RREEF America has agreed to pay the portion of the Company’s organization and offering expenses from January 3, 2013 through January 3, 2014 that are incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O” and, together with the Initial O&O, the “Deferred O&O”). RREEF America incurred $4,618,318 in Deferred O&O on behalf of the Company from the Company’s inception through December 31, 2013. See Note 7.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company’s REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to the Company’s stockholders, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.
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
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans.
Concentration of Credit Risk
As of December 31, 2013, the Company had cash on deposit at multiple financial institutions, one of which had deposits in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2013, the Company owned two properties. For the year ended December 31, 2013, 94.6% of the Company’s gross rental revenues were from an office building located outside Chicago, Illinois. This property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation. The Allstate Corporation trades on the New York Stock Exchange under the ticker symbol “ALL.” As of December 31, 2013, in-place base annualized rental revenues were concentrated 58.0% in Allstate Insurance Company and 24.7% in Walgreen Company. Walgreen Company trades on the New York Stock Exchange under the ticker symbol “WAG” and is a tenant in the Company's property located in Seattle, Washington.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at December 31, 2013 approximates its fair value.
The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
On May 31, 2013, the Company acquired 9022 Heritage Parkway ("Heritage"), a low-rise office building located outside of Chicago, Illinois. Heritage was acquired for $13,300,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and $6,700,000 from the Company's line of credit. Heritage is 100% leased to Allstate Insurance Company through November 30, 2018. On December 18, 2013, the Company acquired a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of approximately $12,750,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $5,500,000 under the Company's line of credit.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

	Heritage	Wallingford Plaza	Total
Land	$2,310,684	$3,713,306	$6,023,990
Building and improvements	7,206,490	7,626,594	14,833,084
Acquired in-place leases	3,773,246	2,179,148	5,952,394
Acquired above-market leases	9,580	—	9,580
Acquired below-market leases	—	(791,100)	(791,100)
Total purchase price	$13,300,000	$12,727,948	$26,027,948

Future amortization related to acquired intangible assets and liabilities as of December 31, 2013 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2014	$882,281	$1,741	$(54,929)
2015	882,281	1,741	(54,929)
2016	882,281	1,741	(54,929)
2017	881,421	1,741	(54,861)
2018	813,185	1,597	(53,946)
Thereafter	1,201,749	—	(515,439)
	$5,543,198	$8,561	$(789,033)
The Company recorded rental and other property income and net loss of $776,389 and 4,377, respectively, related to the properties for the year ended December 31, 2013.
The Company’s estimated revenues and net loss, on an unaudited pro forma basis (as if the acquisitions of Heritage and Wallingford Plaza were completed on February 7, 2012), for the year ended December 31, 2013 are $2,150,472 and $1,969,858, respectively. The Company’s estimated revenues and net income, on an unaudited pro forma basis (as if the acquisitions of Heritage and Wallingford Plaza were completed on February 7, 2012), for the period from February 7, 2012 (inception) to December 31, 2012 are $2,108,467 and $96,195, respectively. The pro forma information for the years ended December 31, 2013 and 2012 does not include acquisition costs of $137,484 as such costs are non-recurring.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.
The future minimum base rents payable under the non-cancelable portions of the in-place leases as of December 31, 2013 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

Year ended December 31
2014	$2,000,146
2015	2,064,398
2016	2,123,406
2017	2,177,689
2018	2,093,017
Thereafter	9,335,041
$19,793,697

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2013, which consisted entirely of publicly-traded shares of common stock in REITs. All marketable securities held as of December 31, 2013 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

Marketable securities—cost	$3,057,777
Unrealized gains	42,003
Unrealized losses	(217,574)
Net unrealized loss	(175,571)
Marketable securities—fair value	$2,882,206

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2013, marketable securities sold generated proceeds of $2,393,787 resulting in gross realized gains of $35,197 and gross realized losses of $121,021.

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has an initial capacity of $50 million and is expandable up to a maximum capacity of $150 million within 12 months upon satisfaction of certain conditions and payment of certain fees. The Line of Credit may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, subject to a single one-year extension option. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of December 31, 2013, the outstanding balance and interest rate were $5,500,000 and 2.37%, respectively.
If the Company does not have at least $50 million of tangible net worth (as defined in the Line of Credit agreement) by May 1, 2014, the available, undrawn commitments under the Line of Credit will be canceled, and the Company will have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the Line of Credit. Otherwise, the Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and dividend payout and REIT status requirements. During the quarterly period ended December 31, 2013, the Company obtained an extension of time to

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

comply with the fixed charge coverage ratio such that this particular covenant would not apply to the Company until the quarter ended June 30, 2014. The Company would need to comply with this covenant to expand the capacity of the line of credit. A breach of this covenant would trigger an event of default, which provides the lenders the right to exercise their rights and remedies under the credit agreement. If the Company anticipates that it will not be able to meet this covenant by June 30, 2014, the Company intends to take steps prior to this date to mitigate the situation to avoid an event of default under the loan agreement. The Company believes it was in compliance with all covenants as of December 31, 2013.
The borrowing capacity under the Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of December 31, 2013, the Company’s Borrowing Base was $17,079,698 (unaudited).

NOTE 7 — RELATED PARTY ARRANGEMENTS
RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company. The advisory agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. Prior to December 31, 2013, the Company's board of directors approved the renewal of the advisory agreement on the same terms and conditions, and accordingly, the advisory agreement has a current expiration date of January 3, 2015. There is no limit to the number of terms the advisory agreement can be renewed.
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
Through December 31, 2013, no fees were earned by RREEF America under the fixed component of the advisory fee as the Company's combined NAV for both classes of shares had not yet reached $50,000,000. In addition, for the year ended December 31, 2013, RREEF America waived all amounts earned under the performance component of the advisory fee.
On May 29, 2013, the Company entered into an expense support agreement with RREEF America, which was amended and restated on November 11, 2013 (as amended and restated, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, RREEF America has incurred, and may continue to incur, expenses related to the Company that are not part of the Deferred O&O (“Expense Payments”). The Expense Payments include the Other Expenses referred to in Note 2 and may include, organizational and offering expenses and operating expenses under the Company's advisory agreement. RREEF America may incur these expenses until

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $5,100,000.
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
Notwithstanding the above provisions, the Company will not reimburse RREEF America for any organizational and offering costs which would cause the Company's total organizational and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organizational and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. In accordance with these limitations, the total organizational and offering expenses incurred by RREEF America through December 31, 2013 exceeded these limitations by $1,630,918.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

During the year ended December 31, 2013, no amounts were paid to RREEF America under the Expense Support Agreement. As of December 31, 2013, the Company owed RREEF America for the following amounts, after application of the aforementioned reimbursement limitations:

	Offering	Organizational	Operating (3)	Due to Affiliate
Deferred O&O	$2,950,336	$37,064	$—	$2,987,400	(1)
Expense Payments	741,361	—	2,277,061	3,018,422	(2)
Total Due to RREEF	3,691,697	$37,064	$2,277,061	$6,005,822
Offering costs not subject to reimbursement by RREEF America	229,237
Total offering costs	$3,920,934

(1)
To be repaid ratably over 60 months beginning January 2014. Total Deferred O&O would be $4,618,318 without the reimbursement limitations. The monthly amount to be repaid to RREEF America will be based on the unlimited Deferred O&O of $4,618,318, but the total repayments will not exceed the limited amount, as described above, at any point in time.

(2)
To be repaid in quarterly payments of $250,000 (subject to certain limitations), commencing in the quarter after the earlier of (a) the quarter beginning January 1, 2015 or (b) the quarter in which the Company raises at least $200,000,000 in aggregate gross proceeds from the Offering.

(3)	Of this amount, $389,223 remains in assets on the consolidated balance sheet as of December 31, 2013.
The excess organizational and offering costs incurred by RREEF America of $1,630,918 on behalf of the Company is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

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
Each redemption request will be evaluated by the Company in consideration of rules and regulations promulgated by the Internal Revenue Service with respect to dividend equivalent redemptions. Redemptions that may be considered dividend equivalent redemptions may adversely affect the Company or its stockholders. Accordingly, the Company may reject any redemption request that it reasonably believes may be treated as a dividend equivalent redemption.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

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
The Company's board of directors declared cash distributions of $0.00166682 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from October 1, 2013 through December 31, 2013. Distributions reinvested for this three-month period resulted in the issuance of approximately 1,715 Class A shares and 11,806 Class B shares.
NOTE 10 — INCOME TAXES

The Company intends to elect to be taxed as a REIT for federal income tax purposes. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Also see Note 2. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions that constitute a return of capital generally are non-taxable return and will reduce the stockholder's basis in the shares. For the year ended December 31, 2013, 100% of the Company's distributions were characterized as return of capital.
NOTE 11 — SEGMENT INFORMATION

For the year ended December 31, 2013, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2013 and net loss for the year ended December 31, 2013.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2013	$26,216,217	$2,882,206	$29,098,423

Reconciliation to total assets of December 31, 2013
Carrying value per reportable segments			$29,098,423
Corporate level assets			3,593,611
Total assets			$32,692,034

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

Year Ended December 31, 2013
Revenues
Rental and other property income	$761,684	$—	$761,684
Tenant reimbursement income	14,705	—	14,705
Investment income on marketable securities	—	81,316	81,316
Total revenues	$776,389	$81,316	$857,705
Operating expenses
Property operating expenses	35,872	—	35,872
Total segment operating expenses	35,872	—	35,872
Operating income - Segments	$740,517	$81,316	$821,833

Reconciliation to net loss
Operating income - Segments			$821,833
General and administrative expenses			(1,653,358)
Acquisition related expenses			(137,484)
Depreciation			(192,616)
Amortization			(409,194)
Operating loss			(1,570,819)
Interest expense			(324,560)
Net realized loss upon sale of marketable securities			(85,824)
Net loss			$(1,981,203)

NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — COMMITMENTS AND CONTINGENCIES
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2013

NOTE 14 — STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
The Company commenced operations on May 30, 2013. As a result, for the period February 7, 2012 (inception) through December 31, 2012, the Company did not recognize revenues or expenses of any kind. Accordingly, the consolidated statements of operations and the consolidated statements of comprehensive income for the period February 7, 2012 (inception) through December 31, 2012 have not been included within these consolidated financial statements.
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2013. As the Company commenced operations on May 30, 2013, there are no results of operations for the three months ended March 31, 2013.

	For the Quarter Ended
	June 30, 2013	September 30, 2013	December 31, 2013
Revenues from real estate investments	$107,494	$313,307	$355,588
Investment income on marketable securities	19,990	29,299	32,027
Total revenues	127,484	342,606	387,615
Operating expenses	(704,342)	(796,012)	(928,169)
Interest expense	(73,098)	(138,375)	(113,087)
Net realized gain (loss) upon sale of marketable securities	(29,753)	4,678	(60,749)
Net loss	$(679,709)	$(587,103)	$(714,390)
Weighted average number of common shares outstanding:	310,026	1,095,953	1,755,768
Net loss per common share:	$(2.19)	$(0.54)	$(0.41)
NOTE 16 — SUBSEQUENT EVENTS

On January 3, 2014, the Company announced that its board of directors declared a cash distribution equal to $0.00167167 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from January 1, 2014 through March 31, 2014.