Form 10-Q
period 2014-03-31
RREEF Property Trust, Inc.
filed 2014-05-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2014, the registrant had 1,250,077 shares of Class A common stock, $.01 par value, outstanding, and 1,279,748 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$6,023,990	$6,023,990
Buildings and improvements, less accumulated depreciation of $318,234 and $192,616, respectively	14,514,850	14,640,468
Acquired intangible lease assets, less accumulated amortization of $631,220 and $410,215, respectively	5,330,754	5,551,759
Total investment in real estate assets, net	25,869,594	26,216,217
Investment in marketable securities	3,166,772	2,882,206
Total investment in real estate assets and marketable securities, net	29,036,366	29,098,423
Cash and cash equivalents	2,933,960	2,916,144
Receivables	249,551	266,756
Prepaids and other assets	706,520	22,505
Deferred financing costs, less accumulated amortization of $256,353 and $183,684, respectively	321,591	388,206
Total assets	$33,247,988	$32,692,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$2,900,000	$5,500,000
Accounts payable and accrued expenses	124,538	53,956
Due to affiliates	7,032,950	6,005,822
Acquired below market lease intangibles, less accumulated amortization of $15,800 and $2,067, respectively	775,300	789,033
Distributions payable	47,379	42,308
Other liabilities	128,246	125,843
Total liabilities	11,008,413	12,516,962
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 1,171,274 and 978,160 issued and outstanding, respectively	11,713	9,782
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 1,273,804 and 1,212,197 issued and outstanding, respectively	12,738	12,122
Additional paid in capital	25,477,894	22,782,945
Accumulated deficit	(3,390,370)	(2,454,206)
Accumulated other comprehensive income (loss)	127,600	(175,571)
Total stockholders' equity	22,239,575	20,175,072
Total liabilities and stockholders' equity	$33,247,988	$32,692,034

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2014
Revenues
Rental and other property income	$544,218
Tenant reimbursement income	50,249
Investment income on marketable securities	25,521
Total revenues	619,988
Expenses
General and administrative expenses	588,037
Property operating expenses	80,083
Acquisition related expenses	38,542
Depreciation	125,618
Amortization	220,570
Total operating expenses	1,052,850
Operating loss	(432,862)
Interest expense	(128,088)
Net realized loss upon sale of marketable securities	(26,567)
Net loss	$(587,517)
Weighted average number of common shares outstanding:
Basic and diluted	2,320,089
Net loss per common share:
Basic and diluted	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31, 2014
Net loss	$(587,517)
Other comprehensive income:
Reclassification of previous unrealized loss on marketable securities into net loss	26,567
Unrealized gain on marketable securities	276,604
Total other comprehensive income	303,171
Comprehensive loss	$(284,346)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	195,913	1,959	49,103	491	3,026,992	—	—	3,029,442
Issuance of common stock through the distribution reinvestment plan	—	—	5,163	52	12,504	125	217,562	—	—	217,739
Redemption of common stock	—	—	(7,962)	(80)	—	—	(95,189)	—	—	(95,269)
Distributions to investors	—	—	—	—	—	—	—	(348,647)	—	(348,647)
Dealer-manager fees	—	—	—	—	—	—	(23,965)	—	—	(23,965)
Other offering costs	—	—	—	—	—	—	(430,451)	—	—	(430,451)
Comprehensive loss	—	—	—	—	—	—	—	(587,517)	303,171	(284,346)
Balance, March 31, 2014	—	$—	1,171,274	$11,713	1,273,804	$12,738	$25,477,894	$(3,390,370)	$127,600	$22,239,575

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net loss	$(587,517)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	125,618	—
Net realized loss upon sale of marketable securities	26,567	—
Amortization of intangible lease assets	207,272	—
Amortization of deferred financing costs	72,669	—
Straight line rent	(32,539)	—
Changes in assets and liabilities:
Receivables	(50,641)	—
Prepaids and other assets	(184,015)	—
Accounts payable and accrued expenses	61,340	—
Other liabilities	(1,452)	—
Due to affiliates	824,132	—
Net cash provided by operating activities	461,434	—
Cash flows from investing activities:
Deposit for investment in real estate	(500,000)	—
Investment in marketable securities	(734,338)	—
Proceeds from sale of marketable securities	715,615	—
Net cash used in investing activities	(518,723)	—
Cash flows from financing activities:
Repayments of line of credit	(2,600,000)	—
Proceeds from issuance of common stock	3,144,443	200,000
Payment of offering costs	(248,231)	—
Distributions to investors	(343,577)	—
Repurchase of shares	(95,269)	—
Common stock issued through the distribution reinvestment plan	217,739	—
Net cash provided by financing activities	75,105	200,000
Net increase in cash and cash equivalents	17,816	200,000
Cash and cash equivalents, beginning of period	2,916,144	—
Cash and cash equivalents, end of period	$2,933,960	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$388,502	$—
Distributions declared and unpaid	$47,379	$—
Unrealized gain on marketable securities	$303,171	$—
Purchases of marketable securities not yet paid	$33,328	$—
Proceeds from sale of marketable securities not yet received	$36,494	$—
Supplemental Cash Flow Disclosures:
Interest paid	$23,507	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. On February 14, 2012, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased 16,667 shares of the Company’s Class B common stock for a total cash consideration of $200,000 to provide the Company’s initial capitalization. Substantially all of the Company's business will be conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company and the initial limited partner of the Operating Partnership, contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the net proceeds of the offering to the Operating Partnership.
The Company was organized to invest primarily in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and multifamily properties (“Real Estate Properties”). Although the Company intends to invest primarily in Real Estate Properties, it also intends to acquire common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2014.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses
RREEF America agreed to pay all of the Company’s organization and offering expenses through January 3, 2013 (the “Initial O&O”). This included costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. The offering expenses portion of the Initial O&O includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.
In addition to the Initial O&O, RREEF America agreed to pay the portion of the Company’s organization and offering expenses from January 3, 2013 through January 3, 2014 that were incurred in connection with sponsoring and attending industry conferences, preparing filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, membership dues for industry trade associations, broker-dealer due diligence and obtaining a private letter ruling from the Internal Revenue Service (the “Additional O&O” and, together with the Initial O&O, the “Deferred O&O”). RREEF America incurred $4,618,318 in Deferred O&O on behalf of the Company from the Company’s inception through January 3, 2014. The Company began reimbursing RREEF America for the Deferred O&O monthly on a straight-line basis over 60 months during the three months ended March 31, 2014. Also see Note 7.
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
Concentration of Credit Risk
As of March 31, 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2014, the Company owned two properties. For the three months ended March 31, 2014, 52.6% of the Company’s gross rental revenues were from an office building located outside Chicago, Illinois. This property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation. The Allstate Corporation trades on the New York Stock Exchange under the ticker symbol “ALL.” Similarly, for the three months ended March 31, 2014, 47.4% of the Company's gross rental revenues were from a mixed use building

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

located in Seattle, Washington. This property includes Walgreen Company and Keller Williams as significant tenants, who contributed 25.3% and 12.2% of the Company's gross rental revenues, respectively, for the three months ended March 31, 2014. As of March 31, 2014, in-place annualized base rental revenues were concentrated 58.0% in Allstate Insurance Company and 24.7% in Walgreen Company. Walgreen Company trades on the New York Stock Exchange under the ticker symbol “WAG.”
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at March 31, 2014 and at December 31, 2013 approximated its fair value.
The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
On May 31, 2013, the Company acquired 9022 Heritage Parkway ("Heritage"), a low-rise office building located outside of Chicago, Illinois. Heritage was acquired for $13,300,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and $6,700,000 from the Company's line of credit. Heritage is 100% leased to Allstate Insurance Company through November 30, 2018. On December 18, 2013, the Company acquired a mixed-use (retail and office) building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of approximately $12,750,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $5,500,000 under the Company's line of credit.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

	Heritage	Wallingford Plaza	Total
Land	$2,310,684	$3,713,306	$6,023,990
Building and improvements	7,206,490	7,626,594	14,833,084
Acquired in-place leases	3,773,246	2,179,148	5,952,394
Acquired above-market leases	9,580	—	9,580
Acquired below-market leases	—	(791,100)	(791,100)
Total purchase price	$13,300,000	$12,727,948	$26,027,948
On April 11, 2014, the Company acquired 1109 Commerce Boulevard ("Commerce Corner") for a purchase price of $19,750,000 (excluding closing costs). The acquisition was funded with proceeds from the Offering and by borrowing $17,600,000 under the Company's line of credit. Of this borrowed amount, $8,840,000 relates to Commerce Corner while the balance was borrowed against available capacity from Heritage and Wallingford Plaza. Commerce Corner consists of a 259,910 square foot industrial building fully leased to two tenants and an adjacent land parcel. As the Company recently acquired Commerce Corner, the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has not yet been completed.
For the three months ended March 31, 2014, the Company recorded rental and other property income and net income of $594,466 and $168,196, respectively, related to the properties owned as of March 31, 2014.
The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Heritage, Wallingford Plaza and Commerce Corner were completed on January 1, 2013), for the three months ended March 31, 2014 are $1,089,604 and $371,743, respectively. The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Heritage, Wallingford Plaza and Commerce Corner were completed on January 1, 2013), for the three months ended March 31, 2013 are $789,643 and $315,754, respectively. The pro forma information for the three months ended March 31, 2014 and 2013 does not include acquisition costs of $137,484 as such costs are non-recurring.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of March 31, 2014, which consisted entirely of publicly-traded shares of common stock in REITs. All marketable securities held as of March 31, 2014 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

Marketable securities—cost	$3,039,172
Unrealized gains	164,561
Unrealized losses	(36,961)
Net unrealized gain	127,600
Marketable securities—fair value	$3,166,772

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the quarter ended March 31, 2014, marketable securities sold generated proceeds of $730,228 resulting in gross realized gains of $14,392 and gross realized losses of $40,959.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has a capacity of $50 million and may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, subject to a single one-year extension option. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of March 31, 2014, the outstanding balance and interest rate were $2,900,000 and 2.36%, respectively.
The borrowing capacity under the Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of March 31, 2014, the Company’s Borrowing Base was $17,244,832.
The Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and dividend payout and REIT status requirements. In December 2013, the Company obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant would not apply to the Company until the three months ended June 30, 2014. The Company would need to comply with this covenant to expand the capacity of the Line of Credit. A breach of this covenant would trigger an event of default, which provides the lenders the right to exercise their rights and remedies under the credit agreement. The Company believes it was in compliance with all covenants as of March 31, 2014.
In addition, the Line of Credit contained a provision whereby if the Company did not have at least $50 million of tangible net worth (as defined in the Line of Credit agreement) by May 1, 2014, the available, undrawn commitments under the Line of Credit would be canceled, and the Company would have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the Line of Credit.

On April 30, 2014, the Company and Regions Bank entered into an amendment to the Line of Credit. See Note 15.

NOTE 7 — RELATED PARTY ARRANGEMENTS
RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company. The advisory agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. Prior to December 31, 2013, the Company's board of directors approved the renewal of the advisory agreement on the same terms and conditions, and accordingly, the advisory agreement has a current expiration date of January 3, 2015. There is no limit to the number of terms for which the advisory agreement can be renewed.
The Company pays RREEF America an advisory fee equal to (a) a fixed component that accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day; provided that the fixed component will not be earned and, therefore, will not begin to accrue until the date on which the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

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
For the three months ended March 31, 2014, no fees were earned by RREEF America under the fixed component of the advisory fee as the Company's combined NAV for both classes of shares had not yet reached $50,000,000. In addition, no amounts were earned under the performance component of the advisory fee as such fee is based on an annual calculation.
On May 29, 2013, the Company entered into an expense support agreement with RREEF America, which was amended and restated on November 11, 2013 (as amended and restated, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, RREEF America has agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O (“Expense Payments”). The Expense Payments may include organizational and offering expenses and operating expenses under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $5,100,000.
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which the Company surpasses $200 million in aggregate gross proceeds from the Offering. Upon the commencement of reimbursement, the Company will reimburse RREEF America within five business days after the end of each calendar quarter in an amount, subject to certain limitations, equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all Expense Payments made by RREEF America prior to the last day of the previous calendar quarter that have not been previously reimbursed by the Company to RREEF America, until the aggregate of all Expense Payments have been reimbursed by the Company.
On May 8, 2014, the Company into the second amended and restated expense support agreement with RREEF America, thereby increasing the maximum possible Expense Payments and modifying the reimbursement provisions. See Note 15.
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
The Company will reimburse RREEF America for all expenses paid or incurred by RREEF America in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse RREEF America for any amount by which the Company's operating expenses (including the advisory fee and any reimbursements pursuant to the Expense Support Agreement) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of its average invested assets or (b) 25% of its net income determined without reduction for any

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period. Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.
Notwithstanding the above provisions, the Company will not reimburse RREEF America for any organizational and offering costs which would cause the Company's total organizational and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organizational and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. In accordance with these limitations, the total organizational and offering expenses incurred by RREEF America through March 31, 2014 exceeded these limitations by $1,639,589. In addition, the Company reimbursed RREEF America $185,506 for offering costs and $37,064 for organization costs during the three months ended March 31, 2014.
During the three months ended March 31, 2014, no amounts were paid to RREEF America under the Expense Support Agreement. For the three months ended March 31, 2014, RREEF America provided expense support of $861,196 in operating expenses and $388,502 in offering costs. In addition, the Company incurred $65,914 of offering costs not subject to reimbursement by RREEF America. As of March 31, 2014 and December 31, 2013, the Company owed RREEF America for the following amounts, after application of the aforementioned reimbursement limitations:

	Offering	Organizational	Operating (3)	Due to Affiliate
December 31, 2013
Deferred O&O	$2,950,336	$37,064	$—	$2,987,400
Expense Payments	741,361	—	2,277,061	3,018,422
Total Due to RREEF America	3,691,697	$37,064	$2,277,061	$6,005,822
Offering costs not subject to reimbursement by RREEF America	229,237
Total offering costs	$3,920,934

March 31, 2014
Deferred O&O	$2,756,159	$—	$—	$2,756,159	(1)
Expense Payments	1,138,534	—	3,138,257	4,276,791	(2)
Total Due to RREEF America	3,894,693	$—	$3,138,257	$7,032,950
Reimbursements paid to RREEF America	185,506
Offering costs not subject to reimbursement by RREEF America	295,151
Total offering costs	$4,375,350

(1)
To be repaid ratably over 60 months beginning January 2014. Total Deferred O&O, before reimbursement, would be $4,618,318 without the reimbursement limitations. The monthly amount to be repaid to RREEF America will be based on the unlimited Deferred O&O of $4,618,318, but the total repayments will not exceed the limited amount, as described above, at any point in time. During the three months ended March 31, 2014, the Company reimbursed RREEF America for $222,570 for Deferred O&O. Also see Note 2.

(2)
To be repaid in quarterly payments initially of $250,000 (subject to certain limitations), commencing in the quarter after the earlier of (a) the quarter beginning January 1, 2015 or (b) the quarter in which the Company raises at least $200,000,000 in aggregate gross proceeds from the Offering. Quarterly payments may increase in accordance with the second amended and restated expense support agreement. See Note 15.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

(3)	Of this amount, $563,176 remains in assets on the consolidated balance sheet as of March 31, 2014.
The excess organizational and offering costs of $1,639,589 incurred by RREEF America on behalf of the Company is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

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
During the three months ended March 31, 2014, one redemption request was received and processed for approximately 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount.
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

NOTE 9 — DISTRIBUTIONS
In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions with a daily record date, payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013.
The Company's board of directors declared cash distributions of $0.00167167 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from January 1, 2014 through March 31, 2014. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued. Distributions reinvested for the three months ended March 31, 2014 resulted in the issuance of approximately 5,162 Class A shares and 12,505 Class B shares.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

NOTE 10 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions that constitute a return of capital generally are non-taxable and will reduce the stockholder's basis in the shares. The characterization of the distributions is generally determined during the month of January following the close of the tax year.

NOTE 11 — SEGMENT INFORMATION

For the three months ended March 31, 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2014 and December 31, 2013 and net loss for the three months ended March 31, 2014.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2014	$25,869,594	$3,166,772	$29,036,366

Reconciliation to total assets of March 31, 2014
Carrying value per reportable segments			$29,036,366
Corporate level assets			4,211,622
Total assets			$33,247,988

Carrying value as of December 31, 2013	$26,216,217	$2,882,206	$29,098,423

Reconciliation to total assets of December 31, 2013
Carrying value per reportable segments			$29,098,423
Corporate level assets			3,593,611
Total assets			$32,692,034

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

Three Months Ending March 31, 2014
Revenues
Rental and other property income	$544,218	$—	$544,218
Tenant reimbursement income	50,249	—	50,249
Investment income on marketable securities	—	25,521	25,521
Total revenues	594,467	25,521	619,988
Operating expenses
Property operating expenses	80,083	—	80,083
Total segment operating expenses	80,083	—	80,083
Operating income - segments	$514,384	$25,521	$539,905

Reconciliation to net loss
Operating income - segments			$539,905
General and administrative expenses			(588,037)
Acquisition related expenses			(38,542)
Depreciation			(125,618)
Amortization			(220,570)
Operating loss			(432,862)
Interest expense			(128,088)
Net realized loss upon sale of marketable securities			(26,567)
Net loss			$(587,517)

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
As discussed in Note 7, the Company may become liable to RREEF America for additional amounts that RREEF America has paid on behalf of the Company, with such additional liability dependent upon the amount of shares sold by the Company.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

NOTE 14 — STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
The Company commenced operations on May 30, 2013. As a result, for the three months ended March 31, 2013, the Company did not recognize revenues or expenses of any kind. Accordingly, the consolidated statements of operations and the consolidated statements of comprehensive income for the three months ended March 31, 2013 have not been included within these consolidated financial statements.
NOTE 15 — SUBSEQUENT EVENTS

On April 1, 2014, the Company announced that its board of directors declared a cash distribution equal to $0.00169307 per Class A and Class B share (as adjusted to reflect applicable class-specific expenses) for all such shares of record on each day from April 1, 2014 through June 30, 2014.

On April 11, 2014, the Company closed on the acquisition of 1109 Commerce Corner in Logan Township, New Jersey, for $19,750,000 (excluding closing costs). This property is comprised of a 259,910 square foot industrial building fully leased to two tenants and an adjacent land parcel.

On April 24, 2014, one redemption request was received and processed for approximately 2,047 shares at a price of $12.30 per share, before adjustment for the 2% early trading discount.

On April 30, 2014, the Company and Regions Bank entered into an amendment to the Line of Credit whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required until the earlier of (a) the date the Company achieved total cumulative capital raise of $200 million, (b) the Line of Credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. If the Company does not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then a default under the Line of Credit will not be triggered but the undrawn commitments may be reduced to zero in which case the Company will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, pursuant to the Company not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the Line of Credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the Line of Credit will increase by 200 basis points over the interest rate in effect prior to either test not being met.

On May 8, 2014, the Company entered into a second amended and restated expense support agreement with RREEF America (the "Second Amended Expense Support Agreement"). Pursuant to the terms of the Second Amended Expense Support Agreement, RREEF America may incur expense payments until the earlier of (1) the date the Company has surpassed $200 million in aggregate gross proceeds from the Offering or (2) the date the aggregate Expense Payments by RREEF America exceed $7.1 million. RREEF America has agreed to defer reimbursement of the Expense Payments until the earlier of (1) the quarter beginning on January 1, 2015 or (2) the quarter in which the Company surpasses $200 million in aggregate gross proceeds from the Offering. Upon the commencement of reimbursements, the Company will reimburse RREEF America within five business days following the end of each quarter in an amount equal to the lesser of (1) $250,000 and (2) the aggregate amount of all Expense Payments made by RREEF America prior to the last day of the previous calendar quarter that have not been previously reimbursed to RREEF America, until the Company has reimbursed RREEF America for the aggregate of all Expense Payments; provided, however, that the maximum reimbursement will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which the Company surpasses $850 million in gross proceeds from the Offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which the Company surpasses $1.9 billion in gross proceeds from the Offering. In all cases, however, such reimbursement payments to RREEF America will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment, when taken together with the Company's cumulative total operating expenses for the four calendar quarters ending with

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2014
(Unaudited)

such calendar quarter, will not cause the Company's total operating expenses for any four consecutive fiscal quarters to exceed the greater of 2% of the Company's average invested assets or 25% of the Company's net income, or, if an excess over the 2%/25% guidelines has been previously approved by the Company's independent directors, such approved excess, and (2) such reimbursement payment will not cause the aggregate organizational and offering expenses paid by the Company to exceed 15% of the gross proceeds from the sale of shares in the Offering as of the date of the reimbursement payment.

In addition, the Second Amended Expense Support Agreement provides that the Company will reimburse RREEF America in cash for all remaining unreimbursed Expense Payments (the "Lump Sum Payment"), in the event that, for a period of two consecutive calendar quarters, (1) the Company has positive cash flow for the quarter after the payment of a 5.0% annualized dividend, excluding any reinvestment of dividends, and (2) dividends paid for the quarter are 100% or less as a percentage of both the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts, and modified funds from operations, as defined by the Investment Program Association, for such quarter. The amount of any Lump Sum Payment will be reduced by an amount necessary to ensure that (1) the Company's total operating expenses for any four consecutive fiscal quarters do not exceed the greater of 2% of the Company's average invested assets or 25% of the Company's net income, or, if an excess over the 2%/25% guidelines has been previously approved by the Company's independent directors, such approved excess, and (2) such Lump Sum Payment will not cause the aggregate organizational and offering expenses paid by the Company to exceed 15% of the gross proceeds from the sale of shares in the Offering as of the date of the reimbursement payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guaranty of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “plan,” “potential,” “predict” or other similar words.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that qualified as a REIT for the calendar year ended December 31, 2013 for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
We invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class B shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock.

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
During the quarter ended March 31, 2014, we did not acquire any properties. As of March 31, 2014, our weighted average remaining lease term was 6.6 years. The following table represents certain additional information about the properties we owned as of March 31, 2014:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Total		94,233	1	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Total		30,761	5	100.0%
Grand total		124,994	6	100.0%

(1) Occupancy is based on executed leases as of March 31, 2014.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our line of credit. Of the $17,600,000 borrowed, $8,760,000 is from existing borrowing capacity on previously acquired properties, while $8,840,000 is allocated to Commerce Corner. The credit facility bears interest at a variable per annum rate equal to the adjusted British Bankers Association LIBOR Rate plus 2.20%, payable monthly, which equated to 2.35% at the time of acquisition for these borrowings. With these borrowings, our three properties have a combined loan-to-cost ratio of approximately 45%.
Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
Commerce Corner had an occupancy rate of 100% and an average effective annual rental per square foot rate of $4.58 as of the closing (excluding the 9.7 acre parcel of land). The industrial building is leased to two tenants, Performance Food Group, Inc. and Mission Produce, Inc.
Real Estate Equity Securities Portfolio

As of March 31, 2014, our real estate equity securities portfolio consisted of publicly traded common stock of 44 REITs with a value of $3,166,772. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intention.

The following chart summarizes our marketable securities by property type as of March 31, 2014:

As of March 31, 2014, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group Inc.	11.1%
Boston Properties Inc.	5.8%
Public Storage	5.6%
Ventas Inc.	5.0%
Avalon Bay Communities Inc.	4.8%
Vornado Realty Trust	4.6%
Equity Residential	4.3%
General Growth Properties	4.3%
Prologis Inc.	3.8%
Douglas Emmett Inc.	3.2%
Total	52.5%

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. As a result, our operating results described below discuss only the activity of the three months ended March 31, 2014. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations.

Revenues

Our total revenue for the three months ended March 31, 2014 was $619,988, comprised of $594,467 of rental and reimbursement income and $25,521 of investment income. Of our rental and reimbursement income, which is inclusive of $32,539 of straight-line rental revenue for the three months ended March 31, 2014, 52.6% was derived from 9022 Heritage Parkway and 47.4% was provided by Wallingford Plaza.

On May 31, 2013, $3,066,298 was invested in a diversified portfolio of publicly traded common stock of 31 REITs. Since that date, some of these securities were sold and the proceeds were reinvested in the common stock of other publicly traded REITs. All of our $25,521 of investment income for the three months ended March 31, 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses during the three months ended March 31, 2014 were $1,052,850. The most significant component of our operating expenses, general and administrative expenses of $626,579, included a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. Additionally, during the three months ended March 31, 2014 we incurred $38,542 of costs related to pursuit of an acquisition that we ultimately decided not to complete.

Our Heritage Parkway property is 100% leased pursuant to a net lease, whereby most the property's direct operating expenses are paid by the tenant. Wallingford Plaza has five tenants all of which are obligated to make certain operating expense reimbursements to us under their leases. As a result, the property operating expenses for the three months ended March 31, 2014 were $80,083. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

As of December 31, 2013, our outstanding balance on our line of credit was $5,500,000 as a result of our acquisition of Wallingford Plaza on December 18, 2013. During January 2014, we partially repaid this borrowing down to a balance of $2,900,000, which was also the outstanding balance as of March 31, 2014. For the three months ended March 31, 2014, we incurred $20,527 of interest expense, $34,892 of unused line of credit fees and $72,669 of amortization of deferred financing costs. We expect our interest expense to increase in future periods because (1) the interest expense reported during the three months ended March 31, 2014 reflects a lower leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements in positions held. All proceeds from sales of marketable securities are reinvested into other marketable securities. For the three months ended March 31, 2014, these portfolio refinements resulted in a net realized loss of $26,567. As of March 31, 2014, we owned a portfolio of publicly traded common stock of 44 REITs with a cost basis of $3,039,172 and a fair value of $3,166,772, reflecting a net unrealized gain of $127,600. For the three months ended March 31, 2014, our securities portfolio experienced a net unrealized gain of $303,171, primarily attributable to the strong performance of the public REIT sector of the equities markets, but also in part due to superior stock selection by our advisor's securities investment team.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of March 31, 2014:

Component of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$26,700,000	$10.90	$10.94
Investments in real estate equity securities (2)	3,166,772	1.29	1.30
Other assets, net	3,551,524	1.45	1.46
Line of credit	(2,900,000)	(1.18)	(1.19)
Other liabilities, net	(300,163)	(0.13)	(0.12)
NAV per share	$30,218,133	$12.33	$12.39

(1)	The value of our investments in real estate was approximately 2.6% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 4.2% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2014.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$22,239,575	$9.08	$9.12
Plus:
Unrealized gain on real estate investments	672,052	0.27	0.28
Accumulated depreciation	318,234	0.13	0.13
Accumulated amortization related to intangible lease assets and liabilities	615,420	0.25	0.25
Deferred offering costs and expenses	6,469,774	2.64	2.65
Less:
Deferred rent receivable	(96,922)	(0.04)	(0.04)
Net asset value	$30,218,133	$12.33	$12.39
As of December 31, 2013, only the 9022 Heritage Parkway property had been appraised by a third-party appraisal firm in addition to our independent valuation expert. The Wallingford Plaza property was appraised by a third-party appraisal firm during the quarter ended March 31, 2014 in accordance with our valuation policy. In the future, once more than one property of a particular property type has been appraised, we will disclose the key assumptions used by our independent valuation expert in appraising the properties in that property type and the range or weighted average for each key assumption used. We will also disclose a quantitative illustration of the sensitivity of the NAV to a change in the most significant assumption and whether any key assumptions are based on information provided by our advisor.

The deferred offering costs and expenses of $6,469,774 are initially excluded from the NAV calculation. This amount is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because certain amounts payable to our advisor as of March 31, 2014 were recorded as assets and as such have no impact on our NAV as of March 31, 2014. These costs will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the expense support agreement. For the three months ended March 31, 2014, we reimbursed our advisor for $222,570 of deferred offering costs and expenses, which were included as a deduction to our NAV calculation in a pro rata amount on a daily basis.

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
Company-defined FFO
Company-defined FFO is also a non-GAAP supplemental financial performance measure that excludes all of the same items as FFO and MFFO. In addition, Company-defined FFO excludes realized gains and losses from sales of securities and excludes certain operating expenses that are paid on our behalf by our advisor, all of which are included in determining our net loss under GAAP. While investment of a portion of our capital into a portfolio of real estate securities is an integral part of our business plan, we do not intend to execute a strategy considered to be trading in accordance with GAAP and as such, realized gains and losses from sales of securities generally will be incidental in nature and result primarily from periodic re-positioning of the portfolio. Our operating expenses, which are excluded from Company-defined FFO to the extent they are paid by our advisor, will be reflected in our Company-defined FFO after our advisor's expense support ends. Therefore, the exclusion from Company-defined FFO of the operating expenses paid by our advisor may not be indicative of our future operations once we have surpassed the start-up and initial acquisition phase of our operations. However, we believe that the exclusion of the operating expenses being paid by our advisor provides a better understanding of the impact of our advisor's expense support on our current operations. In addition, when we begin reimbursing our advisor for the operating expenses paid by our advisor (as described below under Liquidity and Capital Resources), such reimbursements will be deducted in determining Company-defined FFO, which we believe will further a better understanding of the overall impact of our advisor's expense support on our operations during the entire period in which the expense support agreement is in effect.
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

The following unaudited table presents a reconciliation of net loss to FFO, MFFO and Company-defined FFO:

Three Months Ended March 31, 2014
Net loss	$(587,517)

Real estate related depreciation	125,618
Real estate related amortization	220,570
NAREIT defined FFO	(241,329)

Additional adjustments
Acquisition expenses	38,542
Straight line rents	(32,539)
Amortization of above- and below-market lease intangibles	(13,297)
IPA defined MFFO	(248,623)

Add (deduct) Company-defined adjustments
Net realized loss on sale of securities	26,567
Expense support from advisor	687,244
Company-defined FFO	$465,188
We believe that our FFO for the three months ended March 31, 2014, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through March 31, 2014, we raised $14,401,809 from the sale of Class A shares and $14,917,082 from the sale of Class B shares. Approximately, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has a capacity of $50 million. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The applicable spread in place as of March 31, 2014 was 220 basis points. The spread is adjusted once per quarter upon submission of our covenant calculations, which are due 60 days after quarter end. As of March 31, 2014, amounts outstanding on our line of credit accrued interest at an annual rate of 2.36%. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further explanation. As of March 31, 2014, the outstanding balance on the line of credit was $2,900,000.

The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. Up to 10.0% of the line of credit may be used for issuing letters of credit and up to 10.0% of the line of credit may be used for short term advances. The line of credit contains provisions that define the borrowing capacity, or the borrowing base, at any time as the sum of (1) the lesser of (a) 60% of the value of our real estate investments which are encumbered by the line of credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of our investments in eligible marketable securities. As of March 31, 2014, our borrowing base was $17,244,832, comprised of $15,616,769 from our real estate and $1,628,063 from our marketable securities. We do not intend to borrow from the line of credit to purchase marketable securities, but the additional borrowing base supported by the marketable securities provides us flexibility in having funds available for acquisitions, redemptions and other corporate purposes. In the future, however, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

The line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and dividend payout and REIT status requirements. During the quarterly period ended December 31, 2013, we obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant does not apply until the quarter ended June 30, 2014. We believe we were in compliance with all covenants as of March 31, 2014.

In addition to the above-referenced covenants, the line of credit contained a provision whereby if we did not have at least $50 million of tangible net worth (as defined in the line of credit agreement) by May 1, 2014, the available, undrawn commitments under the line of credit would be canceled, and we would have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the line of credit.

On April 30, 2014, we entered into an amendment to the line of credit with Regions Bank whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required until the earlier of (a) the date we achieve a total cumulative capital raise of $200 million, (b) the line of credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. If we do not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then a default under the line of credit will not be triggered but the undrawn commitments may be reduced to zero in which case we will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, pursuant to us not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the line of credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the line of credit will increase by 200 basis points over the interest rate in effect prior to either test not being met.

In connection with our advisory agreement with sponsor, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf. These costs amounted to $4,618,318. The total of these costs are to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements at any time will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering. As of March 31, 2014, these costs exceeded the 15% limit by $1,639,589. During the three months ended March 31, 2014, we reimbursed RREEF America for $222,570 in organization and offering costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013 and again on May 8, 2014, which we refer to as the second amended expense support agreement. Pursuant to the terms of the second amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations that are not required to be reimbursed over the 60-month period following January 3, 2014 in accordance with our advisory agreement, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organizational and offering expenses and operating expenses under the advisory agreement. Our advisor may incur these expenses until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $7,100,000. Through March 31, 2014, our advisor has incurred $4,276,791 in expense payments.

Pursuant to the second amended expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from the offering, within five business days of the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum reimbursement will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment, when taken together with our cumulative total operating expenses for the four calendar quarters ending with such calendar quarter, will not cause our total operating expenses for any four consecutive fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income, or, if an excess over the 2%/25% guidelines has been previously approved by our independent directors, such approved excess, and (2) such reimbursement payment will not cause the aggregate organizational and offering expenses paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (the dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through March 31, 2014, our advisor has paid on our behalf or reimbursed us for $5,756,852 in organization and offering costs and $3,138,257 in operating expenses. However, as a result of the 15% limitation, the total organization and offering costs paid by our advisor exceeded the limitation by $1,639,589 as of March 31, 2014. In accordance with this limitation, this excess is not reflected on our balance sheet as of March 31, 2014. We may become obligated to reimburse our advisor for all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2014 was $461,434. This was primarily a result of the expense support payments from our advisor of $1,046,702, offset by payments to our advisor of $222,570, netting to $824,132. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs.

Cash flow used in investing activities during the three months ended March 31, 2014 was $518,723. During this period, we used $500,000 for a deposit on the acquisition of the Commerce Corner property, and approximately $19,000 net for additional investments in common stock of publicly traded REITs.

Cash flow provided by financing activities was $75,105. We received proceeds of $3,144,443 in our offering during the three months ended March 31, 2014. We paid $62,725 in offering costs that were not covered by our advisor and we reimbursed our advisor for $185,506 of offering costs previously funded by our advisor under the our advisor agreement. We repaid $2,600,000 under our line of credit during the quarter with proceeds raised in our offering. Cash distributions to stockholders paid during the three months ended March 31, 2014 were $343,577. Of the total distributions declared for the three months ended March 31, 2014, $217,739 was reinvested via our distribution reinvestment plan. Additionally, a redemption by one stockholder resulted in a payout by us of $95,269.

Prior to our commencement of operations, we were in our organizational period and had no operations. For the three months ended March 31, 2013, our cash flows consisted entirely of the receipt of a $200,000 initial investment from RREEF America.

Distributions

Our board of directors authorized and declared daily cash distributions of $0.00167167 per share per day (before adjustment for class-specific expenses), which were payable monthly for the period commencing on January 1, 2014 and ending on March 31, 2014 for each share of Class A and Class B common stock outstanding. The amount of distributions declared for the three months ended March 31, 2014 were $348,647. Total distributions of $343,577 were paid during the three months ended March 31, 2014, inclusive of amounts that were payable at the beginning of the period. As of March 31, 2014, $47,379 of first quarter distributions were payable in cash. Further, during the three months ended March 31, 2014, $217,739 of the total distributions were reinvested into shares of Class A and Class B common stock while $125,838 were paid from cash that was 100% generated from the operations of our real estate and equity securities portfolio.

For the three months ended March 31, 2014, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Quarterly Report on Form 10-Q. Please see Liquidity and Capital Resources and Note 7 to our unaudited consolidated financial statements. For the three months ended March 31, 2014, cash flow from operations benefited by $1,046,702 from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $7,100,000. Through March 31, 2014, our advisor has incurred $4,276,791 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended March 31, 2014, one redemption request was received and processed for approximately 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount. Subsequent to quarter end, we received a second redemption request for approximately 2,047 Class A shares, which was accepted and processed at a price of $12.30 per share before allowing for the 2% short-term trading discount.

Market Outlook

The US economy is continuing to improve and we expect growth in 2014 is likely to exceed performance in 2013. Some key indicators registered weak readings earlier in the year and late 2013, specifically from retail sales, worker hours and most recently first quarter Gross Domestic Product, but much of the reported softness was weather related or normal fluctuations, and we expect the delays in growth in fourth quarter 2013 and first quarter 2014 will be reversed during the spring and summer as many of the positives that existed in 2013 continue to be a boost to economic growth. The job market is on a strong footing and payroll numbers should re-obtain the previous peak by June. While the unemployment rate has stagnated recently at around 6.7%, the stall in decline is mostly attributable to workers reentering the labor force.
Other leading indicators also continue to be moving in a positive direction. Capacity utilization, which leads job growth, is 120 basis points higher than a year ago and is nearing its 40-year average of 80.1%. The housing market continues to improve. Home prices are improving and inventory is starting to bottom, both of which will eventually bring about stronger residential construction. Lastly, low interest rates, an improving economy and stable banking sector is increasing demand for loans. Stronger loan growth and credit availability should give an added boost to economic growth.
Moreover, the federal government is much less of a drag on growth. The Bipartisan Budget Act, enacted in December, reduced some of budget cuts that affected growth in 2013. Additionally, the debt ceiling will not be an issue in 2014, reducing the risk of a government shutdown. Meanwhile, state and local governments are growing, thereby reversing the government drag.
There are still a number of risks to US economic growth in 2014. The largest risk is quicker than expected interest rate increases from the unwinding of the quantitative easing program. Rapidly rising rates would weigh on both domestic and international growth. Additionally, while low inflation has been a tailwind during most of the recovery, some inflation indicators are hitting ‘disinflationary levels,’ which could portend slower growth globally. Finally, while there are many tail risks, top of the list is the escalation of the Ukrainian Crisis. While this has so far had little impact on growth, a larger conflict could lead to a near-term hit on US economic growth.
Overall, economic growth is continuing to rise boosted by a number of tailwinds and fewer risks. Stronger job growth and the reduced drag on growth from government spending should lead to better GDP readings during the year. However, there are still some risks, mainly stemming from quantitative easing tapering, rising rates and disinflation.
Commercial real estate fundamentals are continuing to improve broadly, with the strongest improvement forecast to come in the next two years. Industrial production has expanded, trade is improving, retail sales have grown and job growth continues, leading to more tenants leasing space in the apartment, industrial, office and retail property sectors. The development pipeline is increasing, particularly for apartments, but remains below historical average levels in most metropolitan areas. The combination of increasing demand and limited supply continues to push vacancy rates downward, leading to market rent increases in many metropolitan areas. Overall, property markets remain firmly in the growth phase of the cycle. However, if the economy does not recover as anticipated or new construction expands beyond expectations, the performance of the real estate sector could be impacted negatively.
Critical Accounting Policies
Our accounting policies have been established to conform with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:
•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses
A complete description of such policies and our considerations is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, for the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

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
Off Balance Sheet Arrangements
As of March 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2014, we had $2,900,000 outstanding under our line of credit at 2.36%, representing approximately a 11.1% loan-to-cost ratio. At this balance, a change in the interest rate of 50 basis points would result in a change in our interest expense of $14,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

As of March 31, 2014, we owned $3,166,772 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2014 would result in a change of $316,677 to the unrealized gain on marketable securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2014, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors contained in Part I, Item 1A set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, was initially declared effective by the SEC under the Securities Act, and we commenced our initial public offering. The per share price for each class of common stock sold in our public offering equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions. SC Distributors, LLC, an unaffiliated broker-dealer is serving as the dealer manager for our initial public offering.
Neither class of our common stock is currently traded on any exchange and there is no established public trading market. As of May 12, 2014, there were 147 stockholders of record of our common stock, including 104 holders of Class A shares and 43 holders of Class B shares.
Through March 31, 2014, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	1,164,371	$14,401,809
Class B shares	1,235,202	14,917,082
Distribution Reinvestment Plan:
Class A shares	6,903	84,619
Class B shares	38,602	472,242
Total	2,445,078	$29,875,752
From the commencement of our public offering through March 31, 2014, we incurred the following expenses related thereto:

Selling commissions	$222,411
Distribution fees	29,728
Dealer manager fees (1)	43,012
Other offering expenses	4,080,199
Total offering expenses	$4,375,350

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through March 31, 2014, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $29,580,601. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") to our consolidated financial statements.
From the commencement of the public offering through March 31, 2014, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $13,850,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $3,100,000 was used to purchase real estate equity securities;

•	Approximately $9,300,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $3,300,000 was available for working capital or subsequent investment.

During the three months ended March 31, 2014, we received and processed one redemption request pursuant to our share redemption plan for approximately 7,962 Class A shares of our common stock at a price of $12.21 per share, before allowing for the 2.0% short-term trading discount.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended March 31, 2014.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1-January 31, 2014	7,962	$12.21	7,962	(1)
February 1-February 28, 2014	—	$—	—	—
March 1-March 31, 2014	—	$—	—	—

(1)	Redemptions are limited as described in Note 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(2)
In January 2014, we redeemed approximately 7,962 Class A shares of our common stock at a price of $12.21 per share for an aggregate redemption price of $97,213, before allowing for the 2.0% short-term trading discount. After allowing for the 2.0% short-term trading discount, the aggregate redemption price paid was $95,269, or $11.97 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the first quarter of 2014, there was no information that was required to be disclosed in a Current Report on Form 8-K that was not disclosed in a Current Report on Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Julianna S. Ingersoll
Name:	Julianna S. Ingersoll
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2014

EXHIBIT INDEX

Exhibit No.	Description
10.1
Wholesaling Agreement, dated and effective as of March 18, 2014, by and between RREEF Property Trust, Inc., RREEF Operating Partnership, LP, SC Distributors, LLC and Realty Capital Securities, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2014.

10.2
Purchase and Sale Agreement, dated as of March 12, 2014, by and between DP 1109 Commerce LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 8 to this Registration Statement filed April 4, 2014 ("Post-Effective Amendment No. 8").

10.3
Assignment of Agreement of Purchase and Sale, dated as of March 24, 2014, by and between RREEF America L.L.C. and RPT 1109 Commerce Boulevard, LLC, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 8.

10.4*	Second Amended and Restated Expense Support Agreement, dated May 8, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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