Form 10-Q
period 2014-06-30
RREEF Property Trust, Inc.
filed 2014-08-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2014, the registrant had 1,512,111 shares of Class A common stock, $.01 par value, outstanding, and 1,499,232 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$9,420,670	$6,023,990
Buildings and improvements, less accumulated depreciation of $525,933 and $192,616, respectively	28,611,423	14,640,468
Acquired intangible lease assets, less accumulated amortization of $913,847 and $410,215, respectively	7,700,506	5,551,759
Total investment in real estate assets, net	45,732,599	26,216,217
Investment in marketable securities	3,424,150	2,882,206
Total investment in real estate assets and marketable securities, net	49,156,749	29,098,423
Cash and cash equivalents	5,217,218	2,916,144
Receivables	270,285	266,756
Prepaids and other assets	151,824	22,505
Deferred financing costs, less accumulated amortization of $341,720 and $183,684, respectively	293,614	388,206
Total assets	$55,089,690	$32,692,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$20,500,000	$5,500,000
Accounts payable and accrued expenses	103,149	53,956
Due to affiliates	7,838,825	6,005,822
Acquired below market lease intangibles, less accumulated amortization of $38,588 and $2,067, respectively	1,355,843	789,033
Distributions payable	54,033	42,308
Other liabilities	231,607	125,843
Total liabilities	30,083,457	12,516,962
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 1,370,746 and 978,160 issued and outstanding, respectively	13,708	9,782
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 1,407,103 and 1,212,197 issued and outstanding, respectively	14,071	12,122
Additional paid in capital	29,037,163	22,782,945
Accumulated deficit	(4,363,102)	(2,454,206)
Accumulated other comprehensive income (loss)	304,393	(175,571)
Total stockholders' equity	25,006,233	20,175,072
Total liabilities and stockholders' equity	$55,089,690	$32,692,034

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenues
Rental and other property income	$841,326	$107,494	$1,385,543	$107,494
Tenant reimbursement income	111,068	—	161,317	—
Investment income on marketable securities	26,715	19,990	52,236	19,990
Total revenues	979,109	127,484	1,599,096	127,484
Expenses
General and administrative expenses	504,134	545,876	1,092,169	545,876
Property operating expenses	141,582	4,213	221,664	4,213
Advisory expenses	120,604	—	120,604	—
Acquisition related expenses	126,057	58,486	164,599	58,486
Depreciation	207,699	36,788	333,317	36,788
Amortization	270,867	58,979	491,437	58,979
Total operating expenses	1,370,943	704,342	2,423,790	704,342
Operating loss	(391,834)	(576,858)	(824,694)	(576,858)
Interest expense	(220,538)	(73,098)	(348,626)	(73,098)
Net realized gain (loss) upon sale of marketable securities	36,165	(29,753)	9,598	(29,753)
Net loss	$(576,207)	$(679,709)	$(1,163,722)	$(679,709)
Weighted average number of common shares outstanding:
Basic and diluted	2,577,389	310,026	2,449,450	164,157
Net loss per common share:
Basic and diluted	$(0.22)	$(2.19)	$(0.48)	$(4.14)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Net loss	$(576,207)	$(679,709)	$(1,163,722)	$(679,709)
Other comprehensive income:
Reclassification of previous unrealized (gain) loss on marketable securities into net loss	(36,165)	29,753	(9,598)	29,753
Unrealized gain (loss) on marketable securities	212,959	(88,573)	489,562	(88,573)
Total other comprehensive income (loss)	176,794	(58,820)	479,964	(58,820)
Comprehensive loss	$(399,413)	$(738,529)	$(683,758)	$(738,529)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	391,187	3,912	169,105	1,691	6,959,340	—	—	6,964,943
Issuance of common stock through the distribution reinvestment plan	—	—	11,407	114	25,801	258	459,459	—	—	459,831
Redemption of common stock	—	—	(10,008)	(100)	—	—	(119,840)	—	—	(119,940)
Distributions to investors	—	—	—	—	—	—	—	(745,174)	—	(745,174)
Dealer-manager fees	—	—	—	—	—	—	(52,529)	—	—	(52,529)
Other offering costs	—	—	—	—	—	—	(992,212)	—	—	(992,212)
Comprehensive loss	—	—	—	—	—	—	—	(1,163,722)	479,964	(683,758)
Balance, June 30, 2014	—	$—	1,370,746	$13,708	1,407,103	$14,071	$29,037,163	$(4,363,102)	$304,393	$25,006,233

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(1,163,722)	$(679,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	333,317	36,788
Net realized (gain) loss upon sale of marketable securities	(9,598)	29,753
Amortization of intangible lease assets	467,111	59,129
Amortization of deferred financing costs	158,036	35,621
Straight line rent	(99,907)	(10,697)
Changes in assets and liabilities:
Receivables	(20,385)	(11,701)
Prepaids and other assets	(81,344)	(106,491)
Accounts payable and accrued expenses	43,976	26,940
Other liabilities	27,667	(96,947)
Due to affiliates	1,338,508	667,085
Net cash provided by operating activities	993,659	(50,229)
Cash flows from investing activities:
Investment in real estate and related assets	(19,705,415)	(13,202,657)
Investment in marketable securities	(1,674,690)	(3,303,557)
Proceeds from sale of marketable securities	1,609,607	222,762
Net cash used in investing activities	(19,770,498)	(16,283,452)
Cash flows from financing activities:
Proceeds from line of credit	17,600,000	6,700,000
Repayments of line of credit	(2,600,000)	—
Proceeds from issuance of common stock	7,079,943	10,020,002
Payment of offering costs	(559,844)	—
Distributions to investors	(733,451)	(41,946)
Repurchase of shares	(119,940)	—
Common stock issued through the distribution reinvestment plan	459,831	41,946
Deferred financing costs paid	(48,626)	(13,973)
Net cash provided by financing activities	21,077,913	16,706,029
Net increase in cash and cash equivalents	2,301,074	372,348
Cash and cash equivalents, beginning of period	2,916,144	200,000
Cash and cash equivalents, end of period	$5,217,218	$572,348

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$895,340	$4,443,140
Distributions declared and unpaid	$54,033	$—
Unrealized gain (loss) on marketable securities	$479,964	$(58,820)
Purchases of marketable securities not yet paid	$15,010	$531,880
Proceeds from sale of marketable securities not yet received	$20,116	$543,212

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Supplemental Cash Flow Disclosures:
Interest paid	$113,144	$—
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$19,750,000	$13,300,000
Prepaids and other assets assumed	47,975	—
Other liabilities assumed	(92,560)	(97,343)
Investment in real estate and related assets	$19,705,415	$13,202,657

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2014.
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
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, the Company owned three properties housing eight tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

Property	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Wallingford Plaza, Seattle, WA	28.2%	35.6%
Heritage, Woodridge, IL	32.8%	40.4%
Commerce Corner, Logan Township, NJ	39.0%	24.0%
	100.0%	100.0%

Tenant	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Allstate Insurance - Heritage	32.8%	40.4%
Walgreen Company - Wallingford Plaza	15.1%	19.1%
Performance Food Group Inc. - Commerce Corner	23.6%	14.5%
Total	71.5%	74.0%
As of June 30, 2014, in-place annualized base rental revenues were concentrated 36.2% in Allstate Insurance Company, 24.6% in Performance Food Group Inc. and 15.5% in Walgreen Company. Walgreen Company trades on the New York Stock Exchange under the ticker symbol “WAG.”
Correction of a Prior Period Misstatement
During the second quarter of 2014, the Company identified errors to prior periods related to amounts presented in the consolidated statement of cash flows for business combinations. The Company concluded the errors were not material to any prior period consolidated financial statements. The Company corrected the consolidated statement of cash flows for the six months ended June 30, 2013 to reclassify assets acquired and liabilities assumed related to business combinations by reducing the cash paid for investment in real estate and related assets by $97,343 in the investing activities section and increasing the change in other liabilities by $97,343 in the operating activities section. Additionally, the Company included the comparative non-cash disclosure to reconcile the purchase price to the cash paid for investment in real estate and related assets.
Reclassifications
Certain reclassifications to prior period amounts have been made to conform to the current period presentation. For the six months ended June 30, 2013, $10,697 was reclassified from the change in receivables to the adjustment for straight line rent in the operating activities section on the consolidated statement of cash flows.
Recent Accounting Pronouncements
On April 10, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 amends the definition of what qualifies as discontinued operations to disposals of assets, assets held for sale, or abandoned assets which represent a major strategic shift that has or will have a major effect on an entity’s operations and financial results. In addition, ASU 2014-08 may modify an entity's presentation of held for sale assets in prior periods. Further, ASU 2014-08 contains some disclosure changes. ASU 2014-08 is effective for the Company beginning January 1, 2015, and is not expected to have an effect on the Company's consolidated financial statements.
On May 28, 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2017. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at June 30, 2014 and at December 31, 2013 approximated its fair value.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

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
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

	Heritage	Wallingford Plaza	Commerce Corner	Total
Land	$2,310,684	$3,713,306	$3,396,680	$9,420,670
Building and improvements	7,206,490	7,626,594	14,304,272	29,137,356
Acquired in-place leases	3,773,246	2,179,148	2,258,817	8,211,211
Acquired above-market leases	9,580	—	393,562	403,142
Acquired below-market leases	—	(791,100)	(603,331)	(1,394,431)
Total purchase price	$13,300,000	$12,727,948	$19,750,000	$45,777,948
On July 2, 2014, the Company acquired Anaheim Hills Office Plaza ("Anaheim Hills") for a purchase price of $18,500,000 (excluding closing costs). The acquisition was funded with proceeds from the Offering and by borrowing $14,700,000 under the Company's line of credit. Of this borrowed amount, $10,130,000 relates to Anaheim Hills while the balance was borrowed against available capacity from the other three properties. Anaheim Hills consists of a 73,892 square foot industrial building fully leased to three tenants. As the Company recently acquired Anaheim Hills, the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has not yet been completed.
For the three and six months ended June 30, 2014, the Company recorded revenues and net income of $370,836 and $38,470, respectively, related to the properties acquired during the six months ended June 30, 2014.
The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Commerce Corner and Anaheim Hills were completed on January 1, 2013), for the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$1,454,554	$3,017,048
Net loss	$(448,179)	$(932,506)
The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Heritage, Wallingford Plaza, Commerce Corner and Anaheim Hills were completed on January 1, 2013), for the three and six months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues	$1,297,661	$2,520,639
Net loss	$(641,995)	$(725,950)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

The pro forma information for the three and six months ended June 30, 2014 does not include acquisition costs of $126,057 and $164,599, respectively, as such costs are non-recurring. The pro forma information for the three and six months ended June 30, 2013 does not include acquisition costs of $58,486 as such costs are non-recurring.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of June 30, 2014 and December 31, 2013, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of June 30, 2014 and December 31, 2013 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	June 30, 2014	December 31, 2013
Marketable securities—cost	$3,119,757	$3,057,777
Unrealized gains	307,805	42,003
Unrealized losses	(3,412)	(217,574)
Net unrealized gain	304,393	(175,571)
Marketable securities—fair value	$3,424,150	$2,882,206

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2014, marketable securities sold generated proceeds of $877,615 resulting in gross realized gains of $46,270 and gross realized losses of $10,105. During the six months ended June 30, 2014, marketable securities sold generated proceeds of $1,607,842 resulting in gross realized gains of $60,662 and gross realized losses of $51,064.

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has a capacity of $50 million and may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, subject to a single one-year extension option. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of June 30, 2014, the outstanding balance and interest rate were $20,500,000 and 2.35%, respectively.
The borrowing capacity under the Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of June 30, 2014, the Company’s Borrowing Base was $29,188,584.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

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
On April 30, 2014, the Company and Regions Bank entered into an amendment to the Line of Credit whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required until the earlier of (a) the date the Company achieved total cumulative capital raise of $200 million, (b) the Line of Credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. If the Company does not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then, while a default under the Line of Credit will not be triggered, the undrawn commitments may be reduced to zero in which case the Company will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, resulting from the Company not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the Line of Credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the Line of Credit will increase by 200 basis points over the interest rate in effect prior to either test not being met. The Company was in compliance with all covenants as of June 30, 2014.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

For the three and six months ended June 30, 2014, no fees were earned by RREEF America under the fixed component of the advisory fee as the Company's combined NAV for both classes of shares had not yet reached $50,000,000. Advisory fees for the performance component were accrued by the Company for the three and six months ended June 30, 2014 of $120,604, as the total return to stockholders, before the performance component, for the six months ended June 30, 2014 exceeded the required 6% hurdle. The actual performance component earned by RREEF America during the year ended December 31, 2014, if any, is dependent on several factors, including but not limited to the performance of the Company's investments, interest rates, and the expense support provided by RREEF America, as hereinafter described.
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which the Company made its first investment, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”) for such four-quarter period. Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2014, total operating expenses of the Company were $2,195,616, which exceeded the 2%/25% Guidelines by $1,620,596. On August 5, 2014, the Company’s independent directors determined the Excess Amount of total operating expenses for the four quarters ended June 30, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is in its first year of operations and is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of a single property for the first five months of the four fiscal quarters ended June 30, 2014. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement with RREEF America (described below).
On May 29, 2013, the Company entered into an expense support agreement with RREEF America, which was amended and restated on November 11, 2013 and again on May 8, 2014 (as amended and restated, the “Expense Support Agreement”). Pursuant to the terms of the Expense Support Agreement, RREEF America has agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O (“Expense Payments”). The Expense Payments may include organizational and offering expenses and operating expenses under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $7,100,000. Through June 30, 2014, RREEF America had incurred a total of $5,071,624 in Expense Payments.
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which the Company surpasses $200 million in aggregate gross proceeds from the Offering. Upon the commencement of reimbursement, the Company will reimburse RREEF America within five business days after the end of each calendar quarter in an amount, subject to certain limitations, equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all Expense Payments made by RREEF America prior to the last day of the previous calendar quarter that have not been previously reimbursed by the Company to RREEF America, until the aggregate of all Expense Payments have been reimbursed by the Company; provided, however, that the maximum reimbursement will be increased (a) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which the Company surpasses $850 million in gross proceeds from the Offering and (b) from $325,000 to $400,000 per

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

quarter commencing with the quarter immediately following the calendar quarter in which the Company surpasses $1.9 billion in gross proceeds from the Offering. In all cases, however, such reimbursement payments to RREEF America will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment, when taken together with the Company's cumulative total operating expenses for the four calendar quarters ending with such calendar quarter, will not cause the Company's total operating expenses for any four consecutive fiscal quarters to exceed the 2%/25% Guidelines, or, if an excess over the 2%/25% Guidelines has been previously approved by the Company's independent directors, such approved excess, and (2) such reimbursement payment will not cause the aggregate organizational and offering expenses paid by the Company to exceed 15% of the gross proceeds from the sale of shares in the Offering as of the date of the reimbursement payment.
In addition, the Second Amended Expense Support Agreement provides that the Company will reimburse RREEF America in cash for all remaining unreimbursed Expense Payments (the "Lump Sum Payment"), in the event that, for a period of two consecutive calendar quarters, (1) the Company has positive cash flow for the quarter after the payment of a 5.0% annualized dividend, excluding any reinvestment of dividends, and (2) dividends paid for the quarter are 100% or less as a percentage of both the Company's funds from operations, as defined by the National Association of Real Estate Investment Trusts, and modified funds from operations, as defined by the Investment Program Association, for such quarter. The amount of any Lump Sum Payment will be reduced by an amount necessary to ensure that (1) the Company's total operating expenses for any four consecutive fiscal quarters do not exceed the 2%/25% Guidelines, or, if an excess over the 2%/25% Guidelines has been previously approved by the Company's independent directors, such approved excess, and (2) such Lump Sum Payment will not cause the aggregate organizational and offering expenses paid by the Company to exceed 15% of the gross proceeds from the sale of shares in the Offering as of the date of the reimbursement payment.
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
The Company will not reimburse RREEF America for any organizational and offering costs which would cause the Company's total organizational and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organizational and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. The total organizational and offering expenses incurred by RREEF America through June 30, 2014 exceeded the 15% limitation by $1,518,994, which has not been reimbursed to RREEF America. The Company reimbursed RREEF America $415,663 for offering costs and $37,064 for organization costs during the six months ended June 30, 2014. The Company reimbursed RREEF America $230,157 for offering costs during the three months ended June 30, 2014.
During the three and six months ended June 30, 2014, no amounts were paid to RREEF America under the Expense Support Agreement. For the three months ended June 30, 2014, RREEF America provided expense support of $408,590 in operating expenses and $506,838 in offering costs. In addition, the Company incurred $83,486 of offering costs not subject to reimbursement by RREEF America. For the six months ended June 30, 2014, RREEF America provided expense support of $1,269,786 in operating expenses and $895,340 in offering costs. In addition, the Company incurred $149,400 of offering costs not subject to reimbursement by RREEF America.
As of June 30, 2014 and December 31, 2013, the Company owed RREEF America for the following amounts, after application of the aforementioned reimbursement limitations:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

June 30, 2014	Offering	Organizational	Operating (3)	Due to Affiliate
Deferred O&O	$2,646,597	$—	$—	$2,646,597	(1)
Expense Payments	1,524,777	—	3,546,847	5,071,624	(2)
Total Due to RREEF	4,171,374	$—	$3,546,847	$7,718,221
Reimbursement to RREEF America	415,663
Offering costs not subject to reimbursement by RREEF America	378,638
Total offering costs	$4,965,675

December 31, 2013	Offering	Organizational	Operating (3)	Due to Affiliate
Deferred O&O	$2,950,336	$37,064	$—	$2,987,400	(1)
Expense Payments	741,361	—	2,277,061	3,018,422	(2)
Total Due to RREEF	3,691,697	$37,064	$2,277,061	$6,005,822
Offering costs not subject to reimbursement by RREEF America	229,237
Total offering costs	$3,920,934

(1)
To be repaid ratably over 60 months beginning January 2014. Total Deferred O&O, before reimbursement, would be $4,618,318 without the reimbursement limitations. The monthly amount to be repaid to RREEF America will be based on the total amount of Deferred O&O of $4,618,318, subject to the limitation that the Company will not reimburse RREEF America for any organizational and offering costs which would cause the total organizational and offering costs to exceed 15% of the gross proceeds from the primary Offering at any point in time and the 2%/25% Guidelines. During the three and six months ended June 30, 2014, the Company reimbursed RREEF America for $230,157 and $452,727, respectively for Deferred O&O. Also see Note 2.

(2)
To be repaid in quarterly payments initially of $250,000 (subject to certain limitations), commencing in the quarter after the earlier of (a) the quarter beginning January 1, 2015 or (b) the quarter in which the Company raises at least $200,000,000 in aggregate gross proceeds from the Offering. Quarterly payments may increase in accordance with the Expense Support Agreement.

(3)	Of this amount, $376,675 remains in assets on the consolidated balance sheet as of June 30, 2014.
The organizational and offering costs of $1,518,994 incurred by RREEF America on behalf of the Company through June 30,2014 which exceeded the 15% limitation is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

During the six months ended June 30, 2014, two redemption requests were received and processed. During the first quarter, the Company processed one redemption request for approximately 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount. During the second quarter, the Company processed one redemption request for approximately 2,047 Class A shares at a price of $12.30 per share, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flows from operations.
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
The Company's board of directors declared cash distributions of $0.00167167 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2014 through March 31, 2014. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued. Distributions reinvested for the three months ended March 31, 2014 resulted in the issuance of approximately 5,162 Class A shares and 12,505 Class B shares.
The Company's board of directors declared cash distributions of $0.00169307 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from April 1, 2014 through June 30, 2014. Distributions reinvested for the three months ended June 30, 2014 resulted in the issuance of approximately 6,244 Class A shares and 13,296 Class B shares.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

NOTE 11 — SEGMENT INFORMATION

For the three and six months ended June 30, 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2014 and December 31, 2013 and net loss for the three and six months ended June 30, 2014 and 2013.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2014	$45,732,599	$3,424,150	$49,156,749

Reconciliation to total assets of June 30, 2014
Carrying value per reportable segments			$49,156,749
Corporate level assets			5,932,941
Total assets			$55,089,690

Carrying value as of December 31, 2013	$26,216,217	$2,882,206	$29,098,423

Reconciliation to total assets of December 31, 2013
Carrying value per reportable segments			$29,098,423
Corporate level assets			3,593,611
Total assets			$32,692,034

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Three Months Ended June 30, 2014
Revenues
Rental and other property income	$841,326	$—	$841,326
Tenant reimbursement income	111,068	—	111,068
Investment income on marketable securities	—	26,715	26,715
Total revenues	952,394	26,715	979,109
Operating expenses
Property operating expenses	141,582	—	141,582
Total segment operating expenses	141,582	—	141,582
Operating income - segments	$810,812	$26,715	$837,527

Three Months Ended June 30, 2013
Revenues
Rental and other property income	$107,494	$—	$107,494
Tenant reimbursement income	—	—	—
Investment income on marketable securities	—	19,990	19,990
Total revenues	107,494	19,990	127,484
Operating expenses
Property operating expenses	4,213	—	4,213
Total segment operating expenses	4,213	—	4,213
Operating income - Segments	$103,281	$19,990	$123,271

Reconciliation to net loss		Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Operating income - segments		$837,527	$123,271
General and administrative expenses		(504,134)	(545,876)
Advisory expenses		(120,604)	—
Acquisition related expenses		(126,057)	(58,486)
Depreciation		(207,699)	(36,788)
Amortization		(270,867)	(58,979)
Operating loss		(391,834)	(576,858)
Interest expense		(220,538)	(73,098)
Net realized gain (loss) upon sale of marketable securities		36,165	(29,753)
Net loss		$(576,207)	$(679,709)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Six Months Ended June 30, 2014
Revenues
Rental and other property income	$1,385,543	$—	$1,385,543
Tenant reimbursement income	161,317	—	161,317
Investment income on marketable securities	—	52,236	52,236
Total revenues	1,546,860	52,236	$1,599,096
Operating expenses
Property operating expenses	221,664	—	221,664
Total segment operating expenses	221,664	—	221,664
Operating income - Segments	$1,325,196	$52,236	$1,377,432

Six Months Ended June 30, 2013
Revenues
Rental and other property income	$107,494	$—	$107,494
Tenant reimbursement income	—	—	—
Investment income on marketable securities	—	19,990	19,990
Total revenues	107,494	19,990	127,484
Operating expenses
Property operating expenses	4,213	—	4,213
Total segment operating expenses	4,213	19,990	4,213
Operating income - Segments	$103,281	$19,990	$123,271

Reconciliation to net loss		Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Operating income - Segments		$1,377,432	$123,271
General and administrative expenses		(1,092,169)	(545,876)
Advisory expenses		(120,604)	—
Acquisition related expenses		(164,599)	(58,486)
Depreciation		(333,317)	(36,788)
Amortization		(491,437)	(58,979)
Operating loss		(824,694)	(576,858)
Interest expense		(348,626)	(73,098)
Net realized gain (loss) upon sale of marketable securities		9,598	(29,753)
Net loss		$(1,163,722)	$(679,709)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2014
(Unaudited)

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

NOTE 14 — SUBSEQUENT EVENTS

On July 1, 2014, the Company announced that its board of directors declared a cash distribution equal to $0.00169924 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from July 1, 2014 through September 30, 2014.

On July 2, 2014, the Company acquired Anaheim Hills Office Plaza in Anaheim, California, for $18,500,000, excluding closing costs. This property is comprised of a single, 73,892 square foot three-story office building fully leased to three tenants. This acquisition was funded with existing capital and by borrowing $14,700,000 from the Company's line of credit.

On August 5, 2014, the Company’s independent directors determined that the amount by which the Company’s total operating expenses for the four quarters ended June 30, 2014 exceeded the 2%/25% Guidelines was justified. See Note 7.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise and effectively deploy the proceeds raised in our public offering;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

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

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("9022 Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of $12,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
During the quarter ended June 30, 2014, we acquired one property, Commerce Corner. As of June 30, 2014, our weighted average remaining lease term was 9.0 years. The following table represents certain additional information about the properties we owned as of June 30, 2014:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Total		94,233	1	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Total		30,761	5	100.0%
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Total		259,910	2	100.0%
Grand total		384,904	8	100.0%

(1) Occupancy is based on executed leases as of June 30, 2014.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California ("Anaheim Hills Office Plaza") for a purchase price of $18,500,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $14,700,000 from our line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. The credit facility currently bears interest at a variable rate per annum equal to the adjusted British Bankers Association LIBOR Rate plus 2.20%, payable monthly, which equated to 2.35% at the time of acquisition.

Anaheim Hills Office Plaza is a 73,892 square foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.
Anaheim Hills Office Plaza had an occupancy rate of 100% and an average effective annual rental rate per square foot of $24.02 as of the closing. The property is leased to three tenants: Gateway One Lending and Finance L.L.C., Raytheon Applied Signal Technology, Inc. and AS Real Estate Holding L.L.C.

Real Estate Equity Securities Portfolio

As of June 30, 2014, our real estate equity securities portfolio consisted of publicly traded common stock of 43 REITs with a value of $3,424,150. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2014:

As of June 30, 2014, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group Inc.	10.1%
Equity Residential	5.1%
Boston Properties Inc.	4.7%
Avalon Bay Communities Inc.	4.6%
Vornado Realty Trust	4.4%
Health Care REIT Inc.	4.1%
HCP Inc.	3.8%
Public Storage	3.4%
Ventas Inc.	3.2%
Douglas Emmett Inc.	3.2%
Total	46.6%

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through June 30, 2014, we acquired two additional properties and significantly increased our outstanding debt balance. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Revenues

Our total rental and reimbursement income for the three months ended June 30, 2014 and 2013 was $952,394 and $107,494, respectively. Our total rental and reimbursement income for the six months ended June 30, 2014 and 2013 was $1,546,860 and $107,494, respectively. Our 2013 results for both the three and six month periods included income only from 9022 Heritage Parkway for one month, while our 2014 results are reflective of the subsequent acquisitions as described above under Portfolio Information-Real Estate Portfolio. Straight line revenues were $67,367 and $10,697, respectively, for the three months ended June 30, 2014 and 2013, and were $99,906 and $10,697, respectively, for the six months ended June 30, 2014 and 2013. The increase in 2014 over 2013 is reflective of our additional property acquisitions.

On May 31, 2013, $3,066,298 was invested in a diversified portfolio of publicly traded common stock of 31 REITs. The portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three and six months ended June 30, 2013 and 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2014 and 2013 were $1,370,943 and $704,342, respectively. Our total operating expenses during the six months ended June 30, 2014 and 2013 were $2,423,790 and $704,342, respectively. The most significant component of our operating expenses in each period presented is general and administrative expenses, which includes a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the three months ended June 30, 2014 and 2013, general and administrative expenses were $504,134 and $545,876, respectively. The amount for 2013 is higher than 2014 primarily because upon breaking escrow and commencing operations in May 2013, we recognized all general and administrative expenses that had accumulated to date. Certain of these expenses represented more than three months of activity, such as independent director fees and compensation and directors and officers insurance. These excess costs for the quarter were offset by other general and administrative expenses that were recognized only for the month of June 2013, such as audit and legal fees and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the six months ended June 30, 2014 and 2013, general and administrative expenses were $1,092,169 and $545,876, respectively. The amount for 2014 is significantly higher than 2013 primarily because the 2013 period represents less than six months of costs for most general and administrative expenses, and only one month for some of the general and administrative expenses as previously noted. The six months ended June 30, 2014 includes a full period of general and administrative expenses.

Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2014, our total operating expenses were $2,195,616, which exceeded the 2%/25% guidelines by $1,620,596. On August 5, 2014, our independent directors determined that the excess amount of total operating expenses for the four quarters ended June 30, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are in our first year of operations and are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of a single property for the first five months of the last four fiscal quarter period. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement with our advisor.

During the three months ended June 30, 2014, we accrued advisory fees under the performance component of the advisory fee of $120,604. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2014 through June 30, 2014, the total return to stockholders in each of the Class A and Class B shares exceeded the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2014, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates, and the expense support provided by RREEF America.

9022 Heritage Parkway is 100% leased pursuant to a net lease, whereby most of the property's direct operating expenses are paid by the tenant. Wallingford Plaza (five tenants) and Commerce Corner (two tenants) have leases which obligate the tenants to make certain operating expense reimbursements to us. As a result, property operating expenses for the three and six months ended June 30, 2014, at $141,582 and $221,664, respectively, were significantly higher than the same periods of 2013 at $4,213 for each of the three and six months ended June 30, 2013. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Acquisition related expenses during the three months ended June 30, 2014 and 2013 were $126,057 and $58,486, respectively, with the 2014 amount related to our acquisition of Commerce Corner and the 2013 amount related to our acquisition of 9022 Heritage Parkway. Acquisition related expenses during the six months ended June 30, 2014 additionally include costs related to pursuit of an acquisition that we ultimately decided not to complete.

Interest Expense

For the three and six months ended June 30, 2014, interest expense was $220,538 and $348,626, respectively, compared to $73,098 for the three and six months ended June 30, 2013. As we broke escrow and commenced operations on May 30, 2013 and acquired our first property on May 31, 2013, the 2013 interest expense includes only one month of outstanding borrowings of $6,700,000. In addition, the 2013 periods include only two months of unused line of credit fees and deferred financing cost amortization. In contrast, the 2014 periods include a full period of these financing costs. Further, the three months ended June 30, 2014 saw a weighted average outstanding balance on our line of credit of $18.8 million and the six months ended June 30, 2014 saw a weighted average outstanding balance on our line of credit of $11.2 million. The increased weighted average balances in 2014 are primarily due to the $17.6 million borrowing connected with the Commerce Corner acquisition in early April. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements in positions held. All proceeds from sales of marketable securities are reinvested into other marketable securities. For the three and six months ended June 30, 2014, these portfolio refinements resulted in a net realized gains of $36,165 and $9,598, respectively. For the three and six months ended June 30, 2013, we had net realized losses of $29,753. Compared to the 2013 periods, the public REIT sector of the equities market made a significant comeback during 2014. For the three and six months ended June 30, 2014, our securities portfolio experienced a net unrealized gain of $176,794 and $479,964, primarily due to the performance of the REIT sector, but also enhanced by superior stock selection by our advisor's securities investment team. As of June 30, 2014, we owned a portfolio of publicly traded common stock of 43 REITs with a cost basis of $3,119,757 and a fair value of $3,424,150, reflecting a net unrealized gain of $304,393.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of June 30, 2014:

Component of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$46,650,000	$16.75	$16.83
Investments in real estate equity securities (2)	3,424,150	1.23	1.24
Other assets, net	5,391,977	1.94	1.95
Line of credit	(20,500,000)	(7.36)	(7.40)
Other liabilities, net	(509,394)	(0.19)	(0.18)
NAV per share	$34,456,733	$12.37	$12.44

(1)    The value of our investments in real estate was approximately 1.9% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 9.8% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2014.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$25,006,233	$8.98	$9.03
Plus:
Unrealized gain on real estate investments	872,052	0.31	0.31
Accumulated depreciation	525,933	0.19	0.19
Accumulated amortization related to intangible lease assets and liabilities	875,259	0.31	0.32
Deferred offering costs and expenses	7,341,546	2.64	2.65
Less:
Deferred rent receivable	(164,290)	(0.06)	(0.06)
Net asset value	$34,456,733	$12.37	$12.44
As of June 30, 2014, only 9022 Heritage Parkway and Wallingford Plaza had been appraised by a third-party appraisal firm in addition to our independent valuation expert. In the future, once more than one property of a particular property type has been appraised, we will disclose the key assumptions used by our independent valuation expert in appraising the properties in that property type and the range or weighted average for each key assumption used. We will also disclose a quantitative illustration of the sensitivity of the NAV to a change in the most significant assumption and whether any key assumptions are based on information provided by our advisor.

The deferred offering costs and expenses of $7,341,546 are initially excluded from the NAV calculation. This amount is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because certain amounts payable to our advisor as of June 30, 2014 were recorded as assets and as such have no impact on our NAV as of June 30, 2014. These costs will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the second amended expense support agreement. For the six months ended June 30, 2014, we reimbursed our advisor for $452,727 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis.

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

The following unaudited table presents a reconciliation of net loss to FFO, MFFO and Company-defined FFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(576,207)	$(679,709)	$(1,163,722)	$(679,709)

Real estate related depreciation	207,699	36,788	333,317	36,788
Real estate related amortization	270,867	58,979	491,437	58,979
NAREIT defined FFO	(97,641)	(583,942)	(338,968)	(583,942)

Additional adjustments
Acquisition expenses	126,057	58,486	164,599	58,486
Straight line rents	(67,367)	(10,697)	(99,906)	(10,697)
Amortization of above- and below-market lease intangibles	(11,027)	150	(24,324)	150
IPA defined MFFO	(49,978)	(536,003)	(298,599)	(536,003)

Add (deduct) Company-defined adjustments
Net realized (gain) loss on sale of securities	(36,165)	29,753	(9,598)	29,753
Expense support from advisor	595,090	604,489	1,282,334	604,489
Company-defined FFO	$508,947	$98,239	$974,137	$98,239
We believe that our FFO for the three and six months ended June 30, 2014, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through June 30, 2014, we raised $16,944,600 from the sale of Class A shares and $16,406,996 from the sale of Class B shares. Approximately $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has a capacity of $50 million. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The applicable spread in place as of June 30, 2014 was 220 basis points. The spread is adjusted once per quarter upon submission of our covenant calculations, which are due 60 days after quarter end. As of June 30, 2014, amounts outstanding on our line of credit accrued interest at an annual rate of 2.35%. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further explanation. As of June 30, 2014, the outstanding balance on the line of credit was $20,500,000.

The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. Up to 10.0% of the line of credit may be used for issuing letters of credit and up to 10.0% of the line of credit may be used for short term advances. The line of credit contains provisions that define the borrowing capacity, or the borrowing base, at any time as the sum of (1) the lesser of (a) 60% of the value of our real estate investments which are encumbered by the line of credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of our investments in eligible marketable securities. As of June 30, 2014, our borrowing base was $29,188,584, comprised of $27,450,000 from our real estate and $1,738,584 from our marketable securities. We do not intend to borrow from the line of credit to purchase marketable securities, but the additional borrowing base supported by the marketable securities provides us flexibility in having funds available for acquisitions, redemptions and other corporate purposes. In the future, however, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

The line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and payout and REIT status requirements. During the quarterly period ended December 31, 2013, we obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant did not apply until the quarter ended June 30, 2014. In addition, the line of credit contained a provision whereby if we did not have at least $50 million of tangible net worth (as defined in the line of credit agreement) by May 1, 2014, the available, undrawn commitments under the line of credit would be canceled, and we would have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the line of credit.

On April 30, 2014, we entered into an amendment to the line of credit agreement with Regions Bank whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required until the earlier of (a) the date we achieve a total cumulative capital raise of $200 million, (b) the line of credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. If we do not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then a default under the line of credit will not be triggered but the undrawn commitments may be reduced to zero in which case we will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and second amended expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, resulting from us not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the line of credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the line of credit will increase by 200 basis points over the interest rate in effect prior to either test not being met. We believe we were in compliance with all covenants as of June 30, 2014.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf. These costs amounted to $4,618,318. The total of these costs are to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of June 30, 2014, these organization and offering costs paid by our advisor exceeded the 15% limit by $1,518,994. During the six months ended June 30, 2014, we reimbursed RREEF America for $452,727 in organization and offering costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013 and again on May 8, 2014, which we refer to as the second amended expense support agreement. Pursuant to the terms of the second amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations that are not required to be reimbursed to our advisor over the 60-month period following January 3, 2014 in accordance with our advisory agreement, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organizational and offering expenses and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $7,100,000. Through June 30, 2014, our advisor has incurred $5,071,624 in expense payments.

Pursuant to the second amended expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from the offering, within five business days of the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum quarterly reimbursement will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment, when taken together with our cumulative total operating expenses for the four calendar quarters ending with such calendar quarter, will not cause our total operating expenses for any four consecutive fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income, or, if an excess over the 2%/25% Guidelines has been previously approved by our independent directors, such approved excess, and (2) such reimbursement payment will not cause the aggregate organizational and offering expenses paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment.
In addition, the second amended expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we has positive cash flow for the quarter after the payment of a 5.0% annualized dividend, excluding any reinvestment of dividends, and (2) dividends paid for the quarter are 100% or less as a percentage of both our funds from operations, as defined by the National Association of Real Estate Investment Trusts, and modified funds from operations, as defined by the Investment Program Association, for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) our total operating expenses for any four consecutive fiscal quarters do not exceed the greater of 2% of our average invested assets or 25% of our net income, or, if an excess over the 2%/25% Guidelines has been previously approved by our independent directors, such approved excess, and (2) such lump sum payment will not cause the aggregate organizational and offering expenses paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment.
We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (the dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through June 30, 2014, our advisor has paid on our behalf or reimbursed us for $6,143,095 in organization and offering costs and $3,546,847 in operating expenses. However, , the total organization and offering costs paid by our advisor exceeded the 15% limitation by $1,518,994 as of June 30, 2014. In accordance with this limitation, this excess is not reflected on our balance sheet as of June 30, 2014. We may become obligated to reimburse our advisor for all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2014 and 2013 was $993,659 and $50,229, respectively. The 2014 period benefited significantly from the expense support payments from our advisor of $1,791,235, offset by payments to our advisor of $452,727, netting to $1,338,508. Comparatively, the 2013 period benefited from expense support payments of $667,085. The primary difference between the two periods relates to the shortened activity period in 2013 due to our breaking escrow and commencing operations in May 2013. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs.

Cash flow used in investing activities during the six months ended June 30, 2014 was $19,770,498, compared to net usage of $16,283,452 for the six months ended June 30, 2013. During 2014 we acquired Commerce Corner for $19.75 million while in 2013 we acquired 9022 Heritage Parkway for $13.3 million. 2013 also reflects the initial investment of approximately $3.1 million into our real estate securities portfolio.

Cash flow provided by financing activities was $21,077,913 for the six months ended June 30, 2014. We received proceeds of $7,079,943 in our offering. We paid $144,181 in offering costs that were not covered by our advisor and we reimbursed our advisor for $415,663 of offering costs previously funded by our advisor under our advisory agreement. We repaid $2,600,000 under our line of credit during 2014 with proceeds raised in our offering. Cash distributions to stockholders paid during the six months ended June 30, 2014 were $733,451. Of the total distributions declared for the six months ended June 30, 2014, $459,831 was reinvested via our distribution reinvestment plan. Additionally, redemptions by two stockholders resulted in a payout by us of $119,940.

Given we commenced operations on May 30, 2013, cash flows provided by financing activities for the six months ended June 30, 2013 shows limited activity. We raised $10,020,002 from our offering of which $20,000 was not from RREEF America's initial investment. Additionally, we borrowed $6,700,000 to finance our first acquisition.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2014 and ending on June 30, 2014 for each share of Class A and Class B common stock outstanding. Shown below are details of the distributions for 2014:

	Three Months Ended		Six Months Ended June 30, 2014
	March 31, 2014	June 30, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307
Distributions paid or payable in cash	$130,908	$154,435	$285,343
Distributions reinvested	217,739	242,092	459,831
Distributions declared	$348,647	$396,527	$745,174

From our inception through June 30, 2014, we declared cumulative distributions of $1,218,177 to common stockholders, as compared to cumulative funds from operations (“FFO”) and modified funds from operations (“MFFO”) of negative $1,718,363 and negative $1,605,941, respectively. From our inception through June 30, 2014, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Quarterly Report on Form 10-Q. Please see Liquidity and Capital Resources and Note 7 to our unaudited consolidated financial statements. For the six months ended June 30, 2014, cash flow from operations benefited by $1,791,235 from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $7,100,000. Through June 30, 2014, our advisor has incurred $5,071,624 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, the payment of our distributions would have come from proceeds of our offering or from additional borrowings. The payment of distributions from sources other than FFO or MFFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

We expect that we will continue to pay distributions monthly in arrears. Any dividends not reinvested will be payable in cash, and there can be no assurances regarding the portion of the dividends that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit or from the proceeds of our offering. The payment of distributions from sources other than cash flow from operations, FFO or MFFO, may be dilutive to our NAV because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended June 30, 2014, one redemption request was received and processed for approximately 2,047 Class A shares at a price of $12.30 per share, before allowing for the 2% short-term trading discount.

Market Outlook

Although results for first quarter US Gross Domestic Product ("GDP") were disappointing, other indicators are, in our view, presenting the economy in a positive light, including the second quarter GDP results. Employment grew at a pace of 230,000 jobs per month during the first half of the year, the strongest first half since 1999. Other key indicators, such as the Institute of Supply Management’s Purchasing Managers Index, consumer and business loan growth, home prices and industrial production are also, in our view, pointing to relatively strong economic growth during the first six months of 2014. Inflation appears to be accelerating from low readings last winter, which we believe is an additional healthy indicator pointing to growth. Strengthening consumer demand, recovery in the housing market, private investment from businesses and increased credit availability should all be drivers of growth. However, we believe shrinking Federal government spending and softer, but improving global demand will continue to be a drag on growth. Interest rates are expected to rise in step with improving economic growth, and we believe poses limited risk to recovery.
Demand drivers for real estate continue to improve, and vacancy rates are declining for all four property types. Apartment demand is being supported by rising household formation and home prices, and strong population growth of renters. Additionally, stronger import demand from US consumers and growth of e-commerce is translating into demand for industrial real estate, while recovery in office-using jobs is supporting demand for office space. Finally, demand for retail space is growing due to strengthening consumer wealth and higher consumer confidence.
All four property types are experiencing robust demand. Although the development pipeline is increasing compared to 2013, particularly in the apartment sector, new supply remains below historical average levels in most metropolitan areas for all property types. The combination of increasing demand and limited supply is resulting in falling vacancy rates and leading to rising rental rates in many markets. Overall, we believe property markets are firmly in the growth phase of the cycle.

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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code, for the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

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
Off Balance Sheet Arrangements
As of June 30, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2014, we had $20,500,000 outstanding under our line of credit at 2.35%, representing approximately a 44.8% loan-to-cost ratio. At this balance, a change in the interest rate of 50 basis points would result in a change in our interest expense of $102,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

As of June 30, 2014, we owned $3,424,150 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2014 would result in a change of $342,415 to the unrealized gain on marketable securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2014, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014:
We may pay distributions from sources other than our FFO. To the extent that we pay distributions from sources other than FFO, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2013 and the six months ended June 30, 2014, our distributions were not covered by our FFO. In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO or MFFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.

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
Neither class of our common stock is currently traded on any exchange and there is no established public trading market.

Through June 30, 2014, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	1,367,614	$16,944,600
Class B shares	1,355,198	16,406,996
Distribution Reinvestment Plan:
Class A shares	13,140	161,620
Class B shares	51,905	637,341
Total	2,787,857	$34,150,557
From the commencement of our public offering through June 30, 2014, we incurred the following expenses related thereto:

Selling commissions	$257,916
Distribution fees	49,145
Dealer manager fees (1)	71,577
Other offering expenses	4,587,037
Total offering expenses	$4,965,675

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through June 30, 2014, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $33,771,919. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") to our consolidated financial statements.
From the commencement of the public offering through June 30, 2014, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $16,000,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $3,100,000 was used to purchase real estate equity securities;

•	Approximately $9,300,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $5,400,000 was available for working capital or subsequent investment.

During the three months ended June 30, 2014, we received and processed one redemption request pursuant to our share redemption plan for approximately 2,047 Class A shares of our common stock at a price of $12.30 per share, before allowing for the 2.0% short-term trading discount. We funded this redemption with cash flow from operations.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended June 30, 2014.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1-April 30, 2014 (2)	2,047	$12.30	2,047	(1)
May 1-May 31, 2014	—	$—	—	—
June 1-June 30, 2014	—	$—	—	—

(1)	Redemptions are limited as described in Note 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(2)
In April 2014, we redeemed approximately 2,047 Class A shares of our common stock at a price of $12.30 per share for an aggregate redemption price of $25,174, before allowing for the 2.0% short-term trading discount. After allowing for the 2.0% short-term trading discount, the aggregate redemption price paid was $24,671, or $12.05 per share. This redemption was paid from cash flow from operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the second quarter of 2014, there was no information that was required to be disclosed in a Current Report on Form 8-K that was not disclosed in a Current Report on Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Julianna S. Ingersoll
Name:	Julianna S. Ingersoll
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 12, 2014

EXHIBIT INDEX

Exhibit No.	Description
10.1
Second Amended and Restated Expense Support Agreement, dated May 8, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed May 13, 2014.

10.2
Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated June 16, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 filed July 3, 2014 (“Post-Effective Amendment No. 10”).

10.3
First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, as of June 26, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 10.

10.4
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, as of June 30, 2014, by RREEF America L.L.C. and RPT Anaheim Hills Office Plaza, LLC, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 10.

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