Form 10-Q
period 2014-09-30
RREEF Property Trust, Inc.
filed 2014-11-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2014, the registrant had 1,694,915 shares of Class A common stock, $.01 par value, outstanding, and 1,757,266 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$15,940,201	$6,023,990
Buildings and improvements, less accumulated depreciation of $832,112 and $192,616, respectively	37,307,701	14,640,468
Acquired intangible lease assets, less accumulated amortization of $1,398,329 and $410,215, respectively	10,266,363	5,551,759
Total investment in real estate assets, net	63,514,265	26,216,217
Investment in marketable securities	3,348,459	2,882,206
Total investment in real estate assets and marketable securities, net	66,862,724	29,098,423
Cash and cash equivalents	3,592,295	2,916,144
Receivables	366,672	266,756
Prepaids and other assets	637,193	22,505
Deferred financing costs, less accumulated amortization of $448,800 and $183,684, respectively	246,243	388,206
Total assets	$71,705,127	$32,692,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$29,300,000	$5,500,000
Accounts payable and accrued expenses	285,458	53,956
Due to affiliates	9,053,376	6,005,822
Acquired below market lease intangibles, less accumulated amortization of $68,629 and $2,067, respectively	1,398,128	789,033
Distributions payable	73,468	42,308
Other liabilities	775,079	125,843
Total liabilities	40,885,509	12,516,962
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 1,655,724 and 978,160 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	16,557	9,782
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 1,776,398 and 1,212,197 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	17,764	12,122
Additional paid in capital	36,025,023	22,782,945
Accumulated deficit	(5,401,468)	(2,454,206)
Accumulated other comprehensive income (loss)	161,742	(175,571)
Total stockholders' equity	30,819,618	20,175,072
Total liabilities and stockholders' equity	$71,705,127	$32,692,034
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenues
Rental and other property income	$1,389,716	$313,307	$2,775,259	$420,801
Tenant reimbursement income	165,478	—	326,795	—
Investment income on marketable securities	29,616	29,299	81,852	49,289
Total revenues	1,584,810	342,606	3,183,906	470,090
Expenses
General and administrative expenses	543,793	538,253	1,635,963	1,084,129
Property operating expenses	334,404	11,927	556,068	16,140
Advisory expenses	145,382	—	265,985	—
Acquisition related expenses	75,974	848	240,573	59,334
Depreciation	306,179	73,577	639,496	110,365
Amortization	457,618	171,407	949,055	230,386
Total operating expenses	1,863,350	796,012	4,287,140	1,500,354
Operating loss	(278,540)	(453,406)	(1,103,234)	(1,030,264)
Interest expense	(310,450)	(138,375)	(659,076)	(211,473)
Net realized gain (loss) upon sale of marketable securities	29,182	4,678	38,781	(25,075)
Net loss	$(559,808)	$(587,103)	$(1,723,529)	$(1,266,812)
Weighted average number of common shares outstanding:
Basic and diluted	3,068,502	1,095,953	2,658,068	478,169
Net loss per common share:
Basic and diluted	$(0.18)	$(0.54)	$(0.65)	$(2.65)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Net loss	$(559,808)	$(587,103)	$(1,723,529)	$(1,266,812)
Other comprehensive (loss) income:
Reclassification of previous unrealized (gain) loss on marketable securities into net gain or loss	(29,182)	(4,678)	(38,781)	25,075
Unrealized (loss) gain on marketable securities	(113,469)	(101,262)	376,094	(189,835)
Total other comprehensive (loss) income	(142,651)	(105,940)	337,313	(164,760)
Comprehensive loss	$(702,459)	$(693,043)	$(1,386,216)	$(1,431,572)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	668,057	6,680	532,465	5,325	14,974,608	—	—	14,986,613
Issuance of common stock through the distribution reinvestment plan	—	—	19,515	195	39,926	399	737,431	—	—	738,025
Redemption of common stock	—	—	(10,008)	(100)	(8,190)	(82)	(221,969)	—	—	(222,151)
Distributions to investors	—	—	—	—	—	—	—	(1,223,733)	—	(1,223,733)
Dealer-manager fees	—	—	—	—	—	—	(89,834)	—	—	(89,834)
Other offering costs	—	—	—	—	—	—	(2,158,158)	—	—	(2,158,158)
Comprehensive loss	—	—	—	—	—	—	—	(1,723,529)	337,313	(1,386,216)
Balance, September 30, 2014	—	$—	1,655,724	$16,557	1,776,398	$17,764	$36,025,023	$(5,401,468)	$161,742	$30,819,618

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(1,723,529)	$(1,266,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	639,496	110,365
Net realized (gain) loss upon sale of marketable securities	(38,781)	25,075
Amortization of intangible lease assets	921,552	230,971
Amortization of deferred financing costs	265,116	113,358
Straight line rent	(203,293)	(36,898)
Changes in assets and liabilities:
Receivables	30,019	(9,279)
Prepaids and other assets	(550,218)	(55,337)
Accounts payable and accrued expenses	202,620	2,956
Other liabilities	(30,932)	386
Due to affiliates	2,005,184	1,189,919
Net cash provided by operating activities	1,517,234	304,704
Cash flows from investing activities:
Investment in real estate and related assets	(37,971,698)	(13,202,657)
Investment in marketable securities	(2,584,844)	(4,445,872)
Proceeds from sale of marketable securities	2,509,357	1,328,727
Net cash used in investing activities	(38,047,185)	(16,319,802)
Cash flows from financing activities:
Proceeds from line of credit	32,300,000	6,700,000
Repayments of line of credit	(8,500,000)	(6,700,000)
Proceeds from issuance of common stock	15,080,612	16,645,002
Payment of offering costs	(899,948)	(131,913)
Distributions to investors	(1,192,574)	(180,442)
Repurchase of shares	(222,151)	—
Common stock issued through the distribution reinvestment plan	738,025	173,777
Deferred financing costs paid	(97,862)	(22,731)

Net cash provided by financing activities	37,206,102	16,483,693
Net increase in cash and cash equivalents	676,151	468,595
Cash and cash equivalents, beginning of period	2,916,144	200,000
Cash and cash equivalents, end of period	$3,592,295	$668,595

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$1,678,430	$2,352,565
Distributions declared and unpaid	$73,468	$24,597
Unrealized gain (loss) on marketable securities	$337,313	$(164,760)
Purchases of marketable securities not yet paid	$64,791	$—
Proceeds from sale of marketable securities not yet received	$42,523	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Supplemental Cash Flow Disclosures:
Interest paid	$292,143	$39,345
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$38,250,000	$13,300,000
Prepaids and other assets assumed	64,470	—
Other liabilities assumed	(342,772)	(97,343)
Investment in real estate and related assets	$37,971,698	$13,202,657

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Company's NAV per share for its Class A and Class B shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX and ZRPTBX for its Class A shares and Class B shares, respectively.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2014.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offering, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, the Company owned four properties housing eleven tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

Property	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Heritage Parkway, Woodridge, IL	20.1%	30.3%
Wallingford Plaza, Seattle, WA	20.1%	27.8%
Commerce Corner, Logan Township, NJ	27.9%	25.9%
Anaheim Hills Office Plaza, Anaheim, CA	31.9%	16.0%
	100.0%	100.0%

Tenant	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Allstate Insurance - Heritage Parkway	20.1%	30.3%
Performance Food Group, Inc. - Commerce Corner	16.8%	15.7%
Walgreen Company - Wallingford Plaza	9.5%	14.3%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	21.6%	10.8%
Mission Produce, Inc. - Commerce Corner	11.1%	10.3%
Total	79.1%	81.4%
As of September 30, 2014, in-place annualized base rental revenues were concentrated 23.8% in Gateway One Lending and Finance, L.L.C., 23.8% in Allstate Insurance Company and 15.9% in Performance Food Group Inc.
Correction of a Prior Period Misstatement
During the second quarter of 2014, the Company identified errors to prior periods related to amounts presented in the consolidated statement of cash flows for business combinations. The Company concluded the errors were not material to any prior period consolidated financial statements. The Company corrected the consolidated statement of cash flows for the nine months ended September 30, 2013 to reclassify assets acquired and liabilities assumed related to business combinations by reducing the cash paid for investment in real estate and related assets by $97,343 in the investing activities section and increasing the change in other liabilities by $97,343 in the operating activities section. Additionally, the Company included the comparative non-cash disclosure to reconcile the purchase price to the cash paid for investment in real estate and related assets.
Reclassifications
Certain reclassifications to prior period amounts have been made to conform to the current period presentation. For the nine months ended September 30, 2013, $36,898 was reclassified from the change in receivables to the adjustment for straight line rent in the operating activities section on the consolidated statement of cash flows.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

On May 28, 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2017. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
On August 27, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in an entity's financial statements. The new standard requires management to perform interim and annual assessments of the likelihood the entity will be unable to meet its obligations as they come due for a period of one year beyond the date the financial statements are issued. An entity must provide certain disclosures if there is substantial doubt about the entity’s ability to meet those obligations. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has not yet evaluated the impact of ASU 2014-15 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at September 30, 2014 and at December 31, 2013 approximated its fair value.
The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

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
On July 2, 2014, the Company acquired Anaheim Hills Office Plaza ("Anaheim Hills") for a purchase price of $18,500,000 (excluding closing costs). The acquisition was funded with proceeds from the Offering and by borrowing $14,700,000 under the Company's line of credit. Of this borrowed amount, $10,130,000 relates to Anaheim Hills while the balance was borrowed against available capacity from the other three properties. Anaheim Hills consists of a 73,892 square foot office building fully leased to three tenants.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties as of September 30, 2014 to the fair value of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

	Heritage	Wallingford Plaza	Commerce Corner	Anaheim Hills	Total
Land	$2,310,684	$3,713,306	$3,396,680	$6,519,531	$15,940,201
Building and improvements	7,206,490	7,626,594	14,304,272	9,002,457	38,139,813
Acquired in-place leases	3,773,246	2,179,148	2,258,817	2,830,140	11,041,351
Acquired above-market leases	9,580	—	393,562	220,199	623,341
Acquired below-market leases	—	(791,100)	(603,331)	(72,327)	(1,466,758)
Total purchase price	$13,300,000	$12,727,948	$19,750,000	$18,500,000	$64,277,948
Recent Acquisitions
On October 2, 2014, the Company acquired Terra Nova Plaza ("Terra Nova") for a purchase price of $21,850,000 (excluding closing costs). The acquisition was funded with proceeds from the Offering and by borrowing $19,100,000 under the Company's line of credit. Of this borrowed amount, $12,000,000 relates to Terra Nova while the balance was borrowed against available capacity from the other four properties. Terra Nova consists of a 96,114 square foot retail building fully leased to two tenants. As the Company recently acquired Terra

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

Nova, for purposes of the pro forma disclosures below, a preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed has been utilized.
The Company recorded revenues and net income related to the properties acquired during the three and nine months ended September 30, 2014 as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$929,301	$1,300,137
Net income	$251,007	$414,191
The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills and Terra Nova were completed on January 1, 2013), for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$2,120,933	$6,206,612
Net loss	$(506,270)	$(1,266,162)
The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Heritage, Wallingford Plaza, Commerce Corner, Anaheim Hills and Terra Nova were completed on January 1, 2013), for the three and nine months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenues	$1,961,307	$5,560,418
Net loss	$(417,802)	$(936,120)
The pro forma information for the three and nine months ended September 30, 2014 does not include acquisition costs of $75,974 and $240,573, respectively, as such costs are non-recurring. The pro forma information for the three and nine months ended September 30, 2013 does not include acquisition costs of $59,334 as such costs are non-recurring.

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of September 30, 2014 and December 31, 2013, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of September 30, 2014 and December 31, 2013 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

	September 30, 2014	December 31, 2013
Marketable securities—cost	$3,186,717	$3,057,777
Unrealized gains	190,149	42,003
Unrealized losses	(28,407)	(217,574)
Net unrealized gain (loss)	161,742	(175,571)
Marketable securities—fair value	$3,348,459	$2,882,206

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2014, marketable securities sold generated proceeds of $922,158 resulting in gross realized gains of $45,520 and gross realized losses of $16,338. During the nine months ended September 30, 2014, marketable securities sold generated proceeds of $2,530,000 resulting in gross realized gains of $106,182 and gross realized losses of $67,401.

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Line of Credit has a capacity of $50 million and may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, at which point the Company can exercise a single one-year extension option upon satisfaction of specified conditions. Borrowings under the Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of September 30, 2014, the outstanding balance and interest rate were $29,300,000 and 2.35%, respectively.
The borrowing capacity under the Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of September 30, 2014, the Company’s Borrowing Base was $39,307,694.
The Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and distribution payout and REIT status requirements. In December 2013, the Company obtained an extension of time to comply with the fixed charge coverage ratio such that this particular covenant would not apply to the Company until the three months ended June 30, 2014. The Company would need to comply with this covenant to expand the capacity of the Line of Credit. A breach of this covenant would trigger an event of default, which provides the lenders the right to exercise their rights and remedies under the credit agreement. In addition, the Line of Credit contained a provision whereby if the Company did not have at least $50 million of tangible net worth (as defined in the Line of Credit agreement) by May 1, 2014, the available, undrawn commitments under the Line of Credit would be canceled, and the Company would have no ability to borrow additional amounts, or re-borrow amounts subsequently repaid, under the Line of Credit.
On April 30, 2014, the Company and Regions Bank entered into an amendment to the Line of Credit whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

until the earlier of (a) the date the Company achieved total cumulative capital raise of $200 million, (b) the Line of Credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. As of September 30, 2014, none of these events had yet occurred. If the Company does not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then, while a default under the Line of Credit will not be triggered, the undrawn commitments may be reduced to zero in which case the Company will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, resulting from the Company not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the Line of Credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the Line of Credit will increase by 200 basis points over the interest rate in effect prior to either test not being met. The Company was in compliance with all covenants as of September 30, 2014.

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

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
Fees

Under the advisory agreement, RREEF America can earn an advisory fee split between two components as described below.

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day; provided, however, that the fixed component will not be earned and, therefore, will not begin to accrue until the date on which the Company's combined NAV for both classes of shares has reached $50,000,000. The fixed component of the advisory fee is payable monthly in arrears.

2.
The performance component is calculated for each class of shares on the basis of the total return to stockholders and is measured by the total distributions per share paid to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return allocable to that class; provided, however, that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears. The actual performance component earned by RREEF America during the year ended December 31, 2014, if any, is dependent on several factors, including but not limited to the performance of the Company's investments, interest rates, and the expense support provided by RREEF America, as hereinafter described.

The fees earned by RREEF America for the three and nine months ended September 30 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Fixed component (1)	$—	$—	$—	$—
Performance component (2)	145,382	265,985	—	—
	$145,382	$265,985	$—	$—

(1)	No fixed component was earned for any period as the Company’s combined NAV for both classes of shares had not yet reached $50,000,000.

(2)	RREEF America waived the performance component earned for 2013.

Organization and offering costs

Under the advisory agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the advisory agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014.

Expense Support Agreement
Pursuant to the terms of the Expense Support Agreement as amended on May 8, 2014, RREEF America has agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O described above and therefore are in addition to the Deferred O&O amount (“Expense Payments”). The Expense Payments may include organization and offering costs and operating expenses as described above under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $7,100,000. Through September 30, 2014, the Company had raised $42.45 million in the Offering and had incurred a total of $5,877,277 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. Details of the Expense Payments incurred by RREEF America are detailed below.

	Organization and offering costs	Operating expenses	Total
Balance, December 31, 2013	$741,361	$2,277,061	$3,018,422
Additions	1,070,303	1,788,552	2,858,855
Reimbursements made to RREEF America	—	—	—
Balance, September 30, 2014	$1,811,664	$4,065,613	$5,877,277
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which the Company surpasses $200 million in aggregate gross proceeds from the Offering. Upon the commencement of reimbursement, the Company will reimburse RREEF America $250,000 per quarter, subject to adjustment as described in the Expense Support Agreement. Through September 30, 2014, the Company has made no reimbursements to RREEF America under the Expense Support Agreement.
Reimbursement Limitations

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

Organization and offering costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. A summary of the Company's total organization and offering costs is shown below.

	Deferred O&O - RREEF America	Expense Payments	Costs not subject to reimbursement by RREEF America	Amount in excess of the 15% limit	Total
Balance, December 31, 2013	$4,618,318	$741,361	$229,237	$(1,630,918)	$3,957,998
Additions	—	1,070,303	569,562	608,127	2,247,992
Reimbursements made to RREEF America	—	—	—	—	—
Balance, September 30, 2014	$4,618,318	$1,811,664	$798,799	$(1,022,791)	$6,205,990
At any point in time, the amount of the organization and offering costs in excess of the 15% limitation is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount. For purposes of reimbursement to RREEF America, the amount of organization and offering costs in excess of the 15% limitation is deducted from the Deferred O&O. The amounts of organization and offering costs payable to RREEF America are therefore as follows.

	September 30, 2014	December 31, 2013
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	(1,022,791)	(1,630,918)
Reimbursements made to RREEF America	(685,413)	—
Deferred O&O reimbursable to RREEF America	2,910,114	2,987,400
Expense Payments	1,811,664	741,361
Total organization and offering costs payable to RREEF America	$4,721,778	$3,728,761
Operating expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, total operating expenses of the Company were $2,200,143, which exceeded the 2%/25% Guidelines by $1,367,734. On November 11, 2014, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended September 30, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 1 - 4 properties during the four fiscal quarters ended September 30, 2014. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement with RREEF America.
Due to Affiliates
In accordance with all the above, as of September 30, 2014 and December 31, 2013, the Company owed RREEF America for the following amounts:

	September 30, 2014	December 31, 2013
Deferred O&O	$2,910,114	$2,987,400
Expense Payments	5,877,277	3,018,422
Performance component of advisory fees	265,985	—
Due to affiliates	$9,053,376	$6,005,822

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

Redemption Plan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

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
During the nine months ended September 30, 2014, three redemption requests were received and processed. During the first quarter of 2014, the Company processed one redemption request for 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount. During the second quarter of 2014, the Company processed one redemption request for 2,047 Class A shares at a price of $12.30 per share, before allowing for the 2% short-term trading discount. During the third quarter of 2014, the Company processed one redemption request for 8,190 Class B shares at a price of $12.48 per share. The Company funded these redemptions with cash flows from operations.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

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
Shown below are details of the Company's distributions for 2014.

	Three Months Ended			Nine Months Ended September 30, 2014
	March 31, 2014	June 30, 2014	September 30, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$485,708
Distributions reinvested	217,739	242,092	278,194	738,025
Distributions declared	$348,647	$396,527	$478,559	$1,223,733
Class A shares issued upon reinvestment	5,162	6,244	8,109	19,515
Class B shares issued upon reinvestment	12,505	13,296	14,125	39,926
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

NOTE 11 — SEGMENT INFORMATION

For the three and nine months ended September 30, 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2014 and December 31, 2013 and net loss for the three and nine months ended September 30, 2014 and 2013.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2014	$63,514,265	$3,348,459	$66,862,724

Reconciliation to total assets of September 30, 2014
Carrying value per reportable segments			$66,862,724
Corporate level assets			4,842,403
Total assets			$71,705,127

Carrying value as of December 31, 2013	$26,216,217	$2,882,206	$29,098,423

Reconciliation to total assets of December 31, 2013
Carrying value per reportable segments			$29,098,423
Corporate level assets			3,593,611
Total assets			$32,692,034

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Three Months Ended September 30, 2014
Revenues
Rental and other property income	$1,389,716	$—	$1,389,716
Tenant reimbursement income	165,478	—	165,478
Investment income on marketable securities	—	29,616	29,616
Total revenues	1,555,194	29,616	1,584,810
Operating expenses
Property operating expenses	334,404	—	334,404
Total segment operating expenses	334,404	—	334,404
Operating income - segments	$1,220,790	$29,616	$1,250,406

Three Months Ended September 30, 2013
Revenues
Rental and other property income	$313,307	$—	$313,307
Tenant reimbursement income	—	—	—
Investment income on marketable securities	—	29,299	29,299
Total revenues	313,307	29,299	342,606
Operating expenses
Property operating expenses	11,927	—	11,927
Total segment operating expenses	11,927	—	11,927
Operating income - Segments	$301,380	$29,299	$330,679

Reconciliation to net loss		Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Operating income - segments		$1,250,406	$330,679
General and administrative expenses		(543,793)	(538,253)
Advisory expenses		(145,382)	—
Acquisition related expenses		(75,974)	(848)
Depreciation		(306,179)	(73,577)
Amortization		(457,618)	(171,407)
Operating loss		(278,540)	(453,406)
Interest expense		(310,450)	(138,375)
Net realized gain (loss) upon sale of marketable securities		29,182	4,678
Net loss		$(559,808)	$(587,103)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Nine Months Ended September 30, 2014
Revenues
Rental and other property income	$2,775,259	$—	$2,775,259
Tenant reimbursement income	326,795	—	326,795
Investment income on marketable securities	—	81,852	81,852
Total revenues	3,102,054	81,852	3,183,906
Operating expenses
Property operating expenses	556,068	—	556,068
Total segment operating expenses	556,068	—	556,068
Operating income - Segments	$2,545,986	$81,852	$2,627,838

Nine Months Ended September 30, 2013
Revenues
Rental and other property income	$420,801	$—	$420,801
Tenant reimbursement income	—	—	—
Investment income on marketable securities	—	49,289	49,289
Total revenues	420,801	49,289	470,090
Operating expenses
Property operating expenses	16,140	—	16,140
Total segment operating expenses	16,140	49,289	16,140
Operating income - Segments	$404,661	$19,990	$453,950

Reconciliation to net loss		Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Operating income - Segments		$2,627,838	$453,950
General and administrative expenses		(1,635,963)	(1,084,129)
Advisory expenses		(265,985)	—
Acquisition related expenses		(240,573)	(59,334)
Depreciation		(639,496)	(110,365)
Amortization		(949,055)	(230,386)
Operating loss		(1,103,234)	(1,030,264)
Interest expense		(659,076)	(211,473)
Net realized gain (loss) upon sale of marketable securities		38,781	(25,075)
Net loss		$(1,723,529)	$(1,266,812)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2014
(Unaudited)

NOTE 12 — ECONOMIC DEPENDENCY
The Company depends on RREEF America, the Dealer Manager and Realty Capital Securities, LLC (the "Wholesaler") for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America, the Dealer Manager or the Wholesaler is unable to provide such services, the Company would be required to find alternative service providers.

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

NOTE 14 — SUBSEQUENT EVENTS

On October 1, 2014, the Company announced that its board of directors declared a cash distribution equal to $0.00173473 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from October 1, 2014 through December 31, 2014.

On October 2, 2014, the Company acquired a retail building in a shopping center known as Terra Nova Plaza in Chula Vista, California ("Terra Nova") for a purchase price of $21,850,000, excluding closing costs. This property is comprised of a single, 96,114 square foot one-story retail building fully leased to two tenants. This acquisition was funded with existing capital and by borrowing $19,100,000 from the Company's line of credit.

During October 2014, the Company received requests for and processed three redemptions for a total of 52,201 Class B shares at a weighted average price of $12.70 per share before allowing for the 2% short term trading discount, as applicable.

On November 11, 2014, the Company’s independent directors determined that the amount by which the Company’s total operating expenses for the four quarters ended September 30, 2014 exceeded the 2%/25% Guidelines was justified. See Note 7.

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
The Company's NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX and ZRPTBX for its Class A shares and Class B shares, respectively.
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

Recent Developments Regarding Affiliates of the Dealer Manager

RCS Capital Corporation, or RCAP, is the parent company of SC Distributors, LLC, or the dealer manager, Realty Capital Securities, LLC, or the wholesaler, and Strategic Capital Advisory Services, LLC, or the sub-advisor. In light of the recent developments involving RCAP as described in Part II, Item I.A., Risk Factors, our management wishes to clarify the nature of the relationships between our company, our sponsor and advisor and our board of directors, on the one hand, and RCAP and its affiliates, including the dealer manager, the wholesaler and the sub-advisor, on the other hand.

Our Sponsor and Advisor

RREEF America is our sponsor and our advisor. Pursuant to the advisory agreement with RREEF America, RREEF America manages all of our day-to-day operations, including, subject to oversight by our board of directors, sourcing our investment opportunities and making decisions related to the acquisition, management and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations. RREEF America is 100% indirectly owned and controlled by Deutsche Bank A.G., or Deutsche Bank. Deutsche Bank is unaffiliated with RCAP or any of its affiliates. Neither RCAP nor any of its affiliates have any control over the management of RREEF America and none of the officers or key employees of RREEF America serve as officers or directors of RCAP or its affiliates.

Our Board of Directors

We operate under the direction of our board of directors, a majority of which are independent of us, RREEF America and its affiliates. No member of our board of directors also serves as a director or executive officer of RCAP, the dealer manager, the wholesaler, the sub-advisor or any of their affiliates.

The Dealer Manager, Wholesaler and Sub-Advisor

The dealer manager, the wholesaler and the sub-advisor are each wholly-owned subsidiaries of RCAP. The dealer manager provides distribution-related services to us on a contractual basis pursuant to the dealer manager agreement and the wholesaler provides distribution-related services to us on a contractual basis pursuant to the wholesaling agreement. Pursuant to a sub-advisory agreement with our advisor, the sub-advisor provides our advisor with administrative services relating to communications with our stockholders, public relations services, marketing services, technology support and various operational services. The dealer manager, the wholesaler and the sub-advisor exercise no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations, and neither the dealer manager, the wholesaler nor the sub-advisor owns any equity interests in our advisor.

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

During the quarter ended September 30, 2014, we acquired one property, Anaheim Hills Office Plaza. As of September 30, 2014, our weighted average remaining lease term was 7.9 years. The following table represents certain additional information about the properties we owned as of September 30, 2014:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0%
Total		168,125	4	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Total		30,761	5	100.0%
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Total		259,910	2	100.0%
Grand total		458,796	11	100.0%

(1) Occupancy is based on executed leases as of September 30, 2014.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

On October 2, 2014, we acquired a fee simple interest in a retail building located in Chula Vista, California ("Terra Nova Plaza") for a purchase price of $21,850,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,100,000 from our line of credit. Of the $19,100,000 borrowed, $7,100,000 was from existing borrowing capacity secured by previously acquired properties, while $12,000,000 was specific to Terra Nova Plaza. The credit facility currently bears interest at a variable rate per annum equal to the adjusted British Bankers Association LIBOR Rate plus 2.20%, payable monthly, which equated to 2.35% at the time of acquisition. Terra Nova Plaza is a 96,114 square foot, one-story retail building constructed in 1986 and located on an 8.34 acre site in Chula Vista, California. Chula Vista is situated 7.5 miles from downtown San Diego and 11 miles from the San Diego International Airport. Terra Nova Plaza is at the intersection of Interstate 805 and H Street, providing access, visibility and drive-by traffic on H Street.

Terra Nova Plaza had an occupancy rate of 100% and an average effective annual rental rate per square foot of $13.22 as of the closing. The property is leased to two tenants: Bed Bath & Beyond Inc. (NASDAQ: BBBY) and The Sports Authority, Inc.

Real Estate Equity Securities Portfolio

As of September 30, 2014, our real estate equity securities portfolio consisted of publicly traded common stock of 43 REITs with a value of $3,348,459. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2014:

As of September 30, 2014, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	12.7%
Avalon Bay Communities, Inc.	5.7%
HCP, Inc.	4.8%
Ventas, Inc.	4.1%
Boston Properties, Inc.	4.1%
Equity Residential	3.7%
Essex Property Trust, Inc.	3.7%
Vornado Realty Trust	3.7%
General Growth Properties, Inc.	3.5%
Prologis, Inc.	3.0%
Total	49.0%

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through September 30, 2014, we acquired three additional properties and significantly increased our outstanding debt balance. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Revenues

Our total rental and reimbursement income for the three months ended September 30, 2014 and 2013 was $1,555,194 and $313,307, respectively. Our total rental and reimbursement income for the nine months ended September 30, 2014 and 2013 was $3,102,054 and $420,801, respectively. Our 2013 results for both the three and nine month periods included income only from 9022 Heritage Parkway, while our 2014 results are reflective of the subsequent acquisitions as described above under Portfolio Information-Real Estate Portfolio. Straight line revenues were $103,387 and $26,201, respectively, for the three months ended September 30, 2014 and 2013, and were $203,293 and $36,898, respectively, for the nine months ended September 30, 2014 and 2013. The increase in 2014 over 2013 is reflective of our additional property acquisitions.

On May 31, 2013, $3,066,298 was invested in a diversified portfolio of publicly traded common stock of 31 REITs. The portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three and nine months ended September 30, 2014 and 2013 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2014 and 2013 were $1,863,350 and $796,012, respectively. Our total operating expenses during the nine months ended September 30, 2014 and 2013 were $4,287,140 and $1,500,354, respectively. The most significant component of our operating expenses in each period presented is general and administrative expenses, which includes a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the three months ended September 30, 2014 and 2013, general and administrative expenses were $543,793 and $538,253, respectively. For the nine months ended September 30, 2014 and 2013, general and administrative expenses were $1,635,963 and $1,084,129, respectively. The amount for 2014 is significantly higher than 2013 primarily because the 2013 period represents less than nine months of costs for most general and administrative expenses, and only four months for some of the general and administrative expenses as a result of our breaking escrow on May 30, 2013. The nine months ended September 30, 2014 includes a full period of general and administrative expenses.

Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2014, our total operating expenses were $2,200,143, which exceeded the 2%/25% guidelines by $1,367,734. On November11, 2014, our independent directors determined that the excess amount of total operating expenses for the four quarters ended September 30, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are in our first year of operations and are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of 1 - 4 properties for the four fiscal quarter period. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement with our advisor.

During the three and nine months ended September 30, 2014, we accrued advisory fees under the performance component of the advisory fee of $145,382 and $265,985, respectively. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2014 through September 30, 2014, the total return to stockholders in each of the Class A and Class B shares exceeded the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2014, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates, and the expense support provided by RREEF America.

Property operating expenses for the three and nine months ended September 30, 2014, at $334,404 and $556,068, respectively, were significantly higher than the same periods of 2013 at $11,927 and $16,140, respectively, for each of the three and nine months ended September 30, 2013. The significant increase is due to the three acquisitions that have occurred from September 30, 2013 through September 30, 2014.

Acquisition related expenses during the three months ended September 30, 2014 and 2013 were $75,974 and $848, respectively, with the 2014 amount related to our acquisition of Anaheim Hills Office Plaza and the 2013 amount related to additional costs from our May 2013 acquisition of 9022 Heritage Parkway. Acquisition related expenses during the nine months ended September 30, 2014 additionally include costs related to our acquisition of Commerce Corner and pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three and nine months ended September 30, 2014, interest expense was $310,450 and $659,076, respectively, compared to $138,375 and $211,473, respectively, for the three and nine months ended September 30, 2013. Interest expense for the 2014 periods is significantly higher than the corresponding periods in 2013 primarily due to borrowings on our line of credit related to acquisitions occurring in December 2013, April 2014 and July 2014. In connection therewith, the three months ended September 30, 2014 and 2013 reflect weighted average outstanding balances on our line of credit of $32.0 million and less than $5 million, respectively. Similarly, the nine months ended September 30, 2014 and 2013 reflect weighted average outstanding balances on our line of credit of $18.2 million and less than $5 million, respectively. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements in positions held. All proceeds from sales of marketable securities are reinvested into other marketable securities. For the three and nine months ended September 30, 2014, these portfolio refinements resulted in a net realized gains of $29,182 and $38,781, respectively. For the three and nine months ended September 30, 2013, we had net realized gains of $4,678 and net realized losses of $25,075, respectively. Compared to the 2013 periods, the public REIT sector of the equities market made a significant comeback during 2014. For the nine months ended September 30, 2014, our securities portfolio experienced a net unrealized gain of $337,313, primarily due to the performance of the REIT sector, but also enhanced by superior stock selection by our advisor's securities investment team. For the three months ended September 30, 2014, the REIT sector pulled back from previous gains, resulting in our recognition of an unrealized loss of $142,651. As of September 30, 2014, we owned a portfolio of publicly traded common stock of 43 REITs with a cost basis of $3,186,717 and a fair value of $3,348,459, reflecting a net unrealized gain of $161,742.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of September 30, 2014:

Component of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$66,200,000	$19.24	$19.35
Investments in real estate equity securities (2)	3,348,459	0.97	0.98
Other assets, net	4,555,607	1.33	1.32
Line of credit	(29,300,000)	(8.51)	(8.56)
Other liabilities, net	(1,342,341)	(0.40)	(0.39)
NAV per share	$43,461,725	$12.63	$12.70

(1)    The value of our investments in real estate was approximately 3.0% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 5.1% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2014.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$30,819,618	$8.96	$9.01
Plus:
Unrealized gain on real estate investments	1,922,052	0.56	0.56
Accumulated depreciation	832,112	0.24	0.24
Accumulated amortization related to intangible lease assets and liabilities	1,329,700	0.39	0.39
Deferred offering costs and expenses	8,825,920	2.56	2.58
Less:
Deferred rent receivable	(267,677)	(0.08)	(0.08)
Net asset value	$43,461,725	$12.63	$12.70
As of September 30, 2014, 9022 Heritage Parkway, Wallingford Plaza and Commerce Corner had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. In the future, once more than one property of a particular property type has been appraised, we will disclose the key assumptions used by our independent valuation advisor in appraising the properties in that property type and the range or weighted average for each key assumption used. We will also disclose a quantitative illustration of the sensitivity of the NAV to a change in the most significant assumption and whether any key assumptions are based on information provided by our advisor.

The deferred offering costs and expenses of $8,825,920 are initially excluded from the NAV calculation. This includes $8,518,271 payable to our advisor which is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of September 30, 2014 were recorded as assets and as such have no impact on our NAV as of September 30, 2014, and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued performance fees. These costs will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the second amended expense support agreement. For the nine months ended September 30, 2014, we reimbursed our advisor for $685,413 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis. The deferred offering costs and expenses included in the table above also includes $307,649 payable to our dealer manager who has agreed to defer payment of these costs until an unspecified future date.

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
Company-defined FFO
Company-defined FFO is also a non-GAAP supplemental financial performance measure that excludes all of the same items as FFO and MFFO. In addition, Company-defined FFO excludes realized gains and losses from sales of securities and excludes certain operating expenses that are paid on our behalf by our advisor, all of which are included in determining our net loss under GAAP. While investment of a portion of our capital into a portfolio of real estate securities is an integral part of our business plan, we do not intend to execute a strategy considered to be trading in accordance with GAAP and as such, realized gains and losses from sales of securities generally will be incidental in nature and result primarily from re-positioning of the portfolio. Our operating expenses, which are excluded from Company-defined FFO to the extent they are paid by our advisor, will be reflected in our Company-defined FFO after our advisor's expense support ends. Therefore, the exclusion from Company-defined FFO of the operating expenses paid by our advisor may not be indicative of our future operations once we have surpassed the start-up and initial acquisition phase of our operations. However, we believe that the exclusion of the operating expenses being paid by our advisor provides a better understanding of the impact of our advisor's expense support on our current operations. In addition, when we begin reimbursing our advisor for the operating expenses paid by our advisor (as described below under Liquidity and Capital Resources), such reimbursements will be deducted in determining Company-defined FFO, which we believe will further a better understanding of the overall impact of our advisor's expense support on our operations during the entire period in which the expense support agreement is in effect.

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

The following unaudited table presents a reconciliation of net loss to FFO, MFFO and Company-defined FFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(559,808)	$(587,103)	$(1,723,529)	$(1,266,812)

Real estate related depreciation	306,179	73,577	639,496	110,365
Real estate related amortization	457,618	171,407	949,055	230,386
NAREIT defined FFO	203,989	(342,119)	(134,978)	(926,061)

Additional adjustments
Acquisition expenses	75,974	848	240,573	59,334
Straight line rents	(103,387)	(26,201)	(203,293)	(36,898)
Amortization of above- and below-market lease intangibles	(3,178)	435	(27,503)	585
IPA defined MFFO	173,398	(367,037)	(125,201)	(903,040)

Add (deduct) Company-defined adjustments
Net realized (gain) loss on sale of securities	(29,182)	(4,678)	(38,781)	25,075
Expense support from advisor	626,320	647,747	1,908,655	1,252,236
Company-defined FFO	$770,536	$276,032	$1,744,673	$374,271
We believe that our FFO for the three and nine months ended September 30, 2014, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through September 30, 2014, we raised $20,428,901 from the sale of Class A shares and $20,944,365 from the sale of Class B shares. With respect to the Class B amount, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The line of credit has a capacity of $50 million. Borrowings under the line of credit carry a specified interest rate which, at our option, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. The applicable spread in place as of September 30, 2014 was 220 basis points. The spread is adjusted once per quarter upon submission of our covenant calculations, which are due 60 days after quarter end. As of September 30, 2014, amounts outstanding on our line of credit accrued interest at an annual rate of 2.35%. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further explanation. As of September 30, 2014, the outstanding balance on the line of credit was $29,300,000.

The line of credit may be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. Up to 10.0% of the line of credit may be used for issuing letters of credit and up to 10.0% of the line of credit may be used for short term advances. The line of credit contains provisions that define the borrowing capacity, or the borrowing base, at any time as the sum of (1) the lesser of (a) 60% of the value of our real estate investments which are encumbered by the line of credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of our investments in eligible marketable securities. As of September 30, 2014, our borrowing base was $39,307,694, comprised of $37,616,170 from our real estate and $1,691,524 from our marketable securities. We do not intend to borrow from the line of credit to purchase marketable securities, but the additional borrowing base supported by the marketable securities provides us flexibility in having funds available for acquisitions, redemptions and other corporate purposes. In the future, however, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

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

On April 30, 2014, we entered into an amendment to the line of credit agreement with Regions Bank whereby satisfaction of the fixed charge coverage ratio and achieving $50 million of tangible net worth would not be required until the earlier of (a) the date we achieve a total cumulative capital raise of $200 million, (b) the line of credit is syndicated to one or more additional lenders (upon meeting the criteria for such syndication) or (c) December 31, 2014. As of September 30, 2014, none of these events had yet occurred. If we do not meet either the fixed charge coverage ratio or have $50 million of tangible net worth by the first of the three possible occurrences, then a default under the line of credit will not be triggered but the undrawn commitments may be reduced to zero in which case we will have no ability to borrow additional funds nor re-borrow amounts subsequently repaid. In addition, if either (1) the financial support provided by RREEF America under the advisory and second amended expense support agreements ends or is otherwise terminated, or (2) the undrawn commitments are reduced to zero, resulting from us not meeting the fixed charge coverage ratio or achieving $50 million of tangible net worth, by the applicable date, then the interest rate under the line of credit will increase by 100 basis points above the then current interest rate. If both of the tests identified above as (1) and (2) are not met by the applicable date, then the interest rate under the line of credit will increase by 200 basis points over the interest rate in effect prior to either test not being met. We believe we were in compliance with all covenants as of September 30, 2014.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf. These costs amounted to $4,618,318. The total of these costs are to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of September 30, 2014, these organization and offering costs paid by our advisor exceeded the 15% limit by $1,022,791. During the nine months ended September 30, 2014, we reimbursed RREEF America for $685,413 in organization and offering costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated on November 11, 2013 and again on May 8, 2014, which we refer to as the second amended expense support agreement. Pursuant to the terms of the second amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations that are not required to be reimbursed to our advisor over the 60-month period following January 3, 2014 in accordance with our advisory agreement, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $7,100,000. Through September 30, 2014, our advisor has incurred $5,877,277 in expense payments.

Pursuant to the second amended expense support agreement, commencing with the earlier of (i) the quarter beginning on January 1, 2015 or (ii) the quarter in which we surpass $200,000,000 in aggregate gross proceeds from the offering, within five business days of the end of such quarter and each calendar quarter thereafter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum quarterly reimbursement will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment, when taken together with our cumulative total operating expenses for the four calendar quarters ending with such calendar quarter, will not cause our total operating expenses for any four consecutive fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income, or, if an excess over the 2%/25% Guidelines has been previously approved by our independent directors, such approved excess, and (2) such reimbursement payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment.
In addition, the second amended expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we had positive cash flow for the quarter after the payment of a 5.0% annualized distribution, excluding any reinvestment of distributions, and (2) distributions paid for the quarter are 100% or less as a percentage of both our funds from operations, as defined by the National Association of Real Estate Investment Trusts, and modified funds from operations, as defined by the Investment Program Association, for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) our total operating expenses for any four consecutive fiscal quarters do not exceed the greater of 2% of our average invested assets or 25% of our net income, or, if an excess over the 2%/25% Guidelines has been previously approved by our independent directors, such approved excess, and (2) such lump sum payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment.
We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (the dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which our dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through September 30, 2014, our advisor has paid on our behalf or reimbursed us for $6,429,982 in organization and offering costs and $4,065,613 in operating expenses. Also through September 30, 2014, our dealer manager has paid on our behalf $307,649 in offering costs. However, the total organization and offering costs paid by our advisor and our dealer manager exceeded the 15% limitation by $1,022,791 as of September 30, 2014. In accordance with this limitation, this excess is not reflected on our balance sheet as of September 30, 2014. We may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2014 and 2013 was $1,517,234 and $304,704, respectively. The 2014 period benefited significantly from the expense support payments from our advisor of $2,005,184. Comparatively, the 2013 period benefited from expense support payments of $1,189,919. The primary difference between the two periods relates to the shortened activity period in 2013 due to our breaking escrow and commencing operations in May 2013. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs.

Cash flow used in investing activities during the nine months ended September 30, 2014 was $38,047,185, compared to net usage of $16,319,802 for the nine months ended September 30, 2013. During 2014 we acquired Commerce Corner for $19.75 million and Anaheim Hills Office Plaza for $18.5 million while in 2013 we acquired 9022 Heritage Parkway for $13.3 million. 2013 also reflects the initial investment of approximately $3.1 million into our real estate securities portfolio.

Cash flow provided by financing activities was $37,206,102 for the nine months ended September 30, 2014. We received proceeds of $15,080,612 in our offering. We paid $251,599 in offering costs that were not covered by our advisor and we reimbursed our advisor for $648,349 of offering costs previously funded by our advisor under our advisory agreement. We repaid $8,500,000 under our line of credit during 2014 with proceeds raised in our offering. Cash distributions to stockholders paid during the nine months ended September 30, 2014 were $1,192,574. Of the total distributions declared for the nine months ended September 30, 2014, $738,025 was reinvested via our distribution reinvestment plan. Additionally, redemptions by three stockholders resulted in a payout by us of $222,151.

For the nine months ended September 30, 2013, cash flow provided by financing activities was $16,483,693. We raised $16,645,002 in our offering, of which $10,000,002 was from our sponsor. We paid $131,913 in offering costs that were not covered by our sponsor. In May 2013, we borrowed $6,700,000 under our line of credit to acquire 9022 Heritage Parkway. The line of credit balance was paid down to zero during the quarter ended September 30, 2013 from proceeds raised in our offering. Deferred financing costs paid by us in connection with obtaining our line of credit and not reimbursed by our sponsor amounted to $22,731.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2014 and ending on September 30, 2014 for each share of Class A and Class B common stock outstanding. Shown below are details of the distributions for 2014:

	Three Months Ended			Nine Months Ended September 30, 2014
	March 31, 2014	June 30, 2014	September 30, 2014
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$485,708
Distributions reinvested	217,739	242,092	278,194	738,025
Distributions declared	$348,647	$396,527	$478,559	$1,223,733

Source of Distributions:
Cash flow from operations	$348,647	$396,527	$478,559	$1,223,733
Total Sources of Distributions	$348,647	$396,527	$478,559	$1,223,733

Net Cash Provided by Operating Activities:	$461,434	$532,225	$523,575	$1,517,234

Funds From Operations:	$(241,329)	$(97,641)	$203,989	$(134,978)

From our inception through September 30, 2014, we declared cumulative distributions of $1,696,736 to common stockholders, as compared to cumulative funds from operations (“FFO”) of negative $1,514,371 . From our inception through September 30, 2014, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Quarterly Report on Form 10-Q. Please see Liquidity and Capital Resources and Note 7 to our unaudited consolidated financial statements. For the nine months ended September 30, 2014, cash flow from operations benefited by $2,005,184 from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $7,100,000. Through September 30, 2014, our advisor has incurred $5,877,277 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, the payment of our distributions would have come from proceeds of our offering or from additional borrowings. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit or from the proceeds of our offering. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended September 30, 2014, one redemption request was received and processed for 8,190 Class B shares at a price of $12.48 per share.

Market Outlook

The U.S. economy is in a solid position as job growth continues to be strong, interest rates are at record lows and inflation remains subdued. Job growth, which lagged behind economic growth earlier in the recovery, has been strong so far this year. The first three quarters of 2014 have had the strongest employment growth since 1999. Private job growth has been healthy for a number of years, but government job growth, which has been negative since 2010, turned positive early in the year. While job growth has been strong, inflation remains subdued. A rising dollar is reducing the cost of imports and oil, further aiding U.S. economic growth. In addition to low inflation, interest rates are also low and debt availability is increasing. While the housing market is still in recovery, low interest rates and greater debt availability should promote growth. Slower global growth remains the major risk to the market outlook.

Real estate fundamentals are in the growth phase of the cycle. Tenant demand remains robust for all four property types - apartment, industrial, office and retail - and there is little supply risk from new construction outside of the apartment sector. The combination of increasing demand and limited supply has resulted in falling vacancy rates and rising rental rates in many markets. Office and industrial national vacancy rates fell 1.0% over the past year and are now near historical averages, allowing for rent growth to accelerate. Even with new apartment complexes coming online, national apartment vacancy rates, which were already at historic lows, fell an additional 0.20% during the past 12 months and rent growth remains positive. Additionally, retail vacancy rates, which have remained high since the recession, declined by 0.50% during the past year. Retail rent growth, which according to some industry reports has been negative since the end of the recession, turned positive in late 2013 and strengthened modestly in early 2014.

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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

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
Off Balance Sheet Arrangements
As of September 30, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2014, we had $29,300,000 outstanding under our line of credit at 2.35%, representing approximately a 45.6% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $146,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
We will be exposed to credit risk, which is the risk that the counterparty will fail to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We are not currently a party to any such derivative contracts.
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2014, we owned $3,348,459 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2014 would result in a change of $334,846 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2014, there were no material pending legal proceedings.
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

Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2013 and the nine months ended September 30, 2014, our distributions were not covered by our FFO. In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, a publicly-traded real estate investment trust, regarding alleged accounting errors made by ARCP employees have led RCAP to terminate RCAP’s pending acquisition of Cole Capital from ARCP. Potential liability stemming from RCAP’s dispute with ARCP and the possible suspension of the distribution of our shares in our ongoing public offering by broker-dealers may cause us to be unable to raise sufficient capital to enable us to meet our investment objectives, and as a result an investment in us may suffer adverse consequences.

On September 30, 2014, RCAP and ARC Properties Operating Partnership, L.P., or ARCP OP, the operating partnership of ARCP, entered into a definitive equity purchase agreement, or the Purchase Agreement, pursuant to which ARCP OP would sell to RCAP all of the outstanding equity interests held by ARCP OP in each of Cole Capital Advisors, Inc., an Arizona corporation, and Cole Capital Partners, LLC, an Arizona limited liability company, which we collectively refer to as Cole Capital, for an aggregate base purchase price of $700 million.

On October 29, 2014, ARCP announced that it was restating its earnings after discovering that employees “intentionally made” accounting mistakes which caused ARCP to understate net losses during the first half of 2014. These alleged accounting errors have resulted in the resignations of both ARCP’s former chief financial officer and ARCP’s former chief accounting officer. The SEC, as well as the Federal Bureau of Investigation, have announced that they have each opened criminal investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York.

On November 3, 2014, following ARCP’s disclosure regarding the alleged accounting errors, RCAP announced that it was terminating the Purchase Agreement. In a written statement following RCAP’s announcement of the termination of the Purchase Agreement, ARCP asserted that there was no basis for RCAP to terminate the Purchase Agreement and that any attempt to terminate the Purchase Agreement would, in ARCP’s opinion, constitute a breach of the Purchase Agreement. On November 11, 2014, ARCP instituted legal action against RCAP based upon RCAP’s alleged breach of the Purchase Agreement. Such legal action seeks to force RCAP to comply with the terms of the Purchase Agreement and complete the acquisition of Cole Capital or, in the alternative, seeks to recover damages from RCAP. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to retain key employees and to operate and maintain a network of licensed securities broker-dealers and other agents. If the legal action brought by ARCP against RCAP, the parent of SC distributors, LLC, our dealer manager, and Realty Capital Securities, LLC has an adverse impact upon the financial condition of RCAP, and as a consequence upon the financial condition of SC distributors, LLC or Realty Capital Securities, LLC, it could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy.

As a result of ARCP’s announcements regarding the alleged accounting errors, a number of broker-dealer firms that had been participating in the distribution of public offerings of public, non-listed REITs sponsored by the American Realty Capital group of companies have temporarily suspended their participation in the distribution of those offerings, and additional broker-dealers may do so in the future. Realty Capital Securities, LLC, a wholly-owned subsidiary of RCAP, is the dealer manager for American Realty Capital's group of public, non-listed REITs. Because RCAP owns SC Distributors, LLC, our dealer manager, broker-dealers that had been participating in the distribution of our public offering may suspend their participation in our offering. To the extent that broker-dealers determine to suspend participation in our offering, we may be unable to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio. If this occurs, our ability to generate current income to investors in the form of consistent distributions, as well as our ability to generate long-term capital appreciation, may be severely constrained, and as a result an investment in us may suffer adverse consequences. To the extent broker-dealers determine to suspend participation in our offering, we will not be able to predict the length of time that any such suspensions will continue, or whether participating dealer firms which ultimately reinstate their participation will resume sales at prior levels, if at all. In addition, one state regulator has launched an investigation into the sales practices of Realty Capital Securities, LLC. The results of this or other similar investigations may impact the ability of Realty Capital Securities, LLC to perform services for us and could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy.

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
Neither class of our common stock is currently traded on any exchange and there is no established public trading market.
Through September 30, 2014, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	1,644,483	$20,428,901
Class B shares	1,718,558	20,944,365
Distribution Reinvestment Plan:
Class A shares	21,249	262,743
Class B shares	66,030	814,413
Total	3,450,320	$42,450,422

From the commencement of our public offering through September 30, 2014, we incurred the following expenses related thereto:

Selling commissions	$309,301
Distribution fees	72,968
Dealer manager fees (1)	108,881
Other offering expenses	5,677,776
Total offering expenses	$6,168,926

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through September 30, 2014, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $41,959,272. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by our dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. Our dealer manager has agreed to defer reimbursement of the offering expenses it has paid until an unspecified future date.
From the commencement of the public offering through September 30, 2014, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $19,800,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $3,100,000 was used to purchase real estate equity securities;

•	Approximately $15,200,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $4,300,000 was available for working capital or subsequent investment.

During the three months ended September 30, 2014, we received and processed one redemption request pursuant to our share redemption plan for 8,190 Class B shares of our common stock at a price of $12.48 per share. We funded this redemption with cash flow from operations.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended September 30, 2014.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1-July 31, 2014	—	$—	—	—
August 1-August 31, 2014 (2)	8,190	$12.48	8,190	(1)
September 1-September 30, 2014	—	$—	—	—

(1)	Redemptions are limited as described in Note 8 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

(2)
In August 2014, we redeemed 8,190 Class B shares of our common stock at a price of $12.48 per share for an aggregate redemption price of $102,211. This redemption was paid from cash flow from operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the third quarter of 2014, there was no information that was required to be disclosed in a Current Report on Form 8-K that was not disclosed in a Current Report on Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Julianna S. Ingersoll
Name:	Julianna S. Ingersoll
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2014

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement for Purchase and Sale and Escrow Instructions, dated as of September 15, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 filed October 3, 2014 (“Post-Effective Amendment No. 12”).

10.2
First Amendment to Agreement for Purchase and Sale and Escrow Instructions, dated as of September 24, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 12.

10.3
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of September 24, 2014, by RREEF America L.L.C. and RPT Terra Nova Plaza, LLC., incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12.

10.4*	First Amendment to Credit Agreement, dated as of April 30, 2014, by and among RREEF Property Operating Partnership, LP, RREEF Property Trust, Inc. and Regions Bank.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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