Form 10-K
period 2014-12-31
RREEF Property Trust, Inc.
filed 2015-03-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock. As of March 10, 2015, the registrant had 2,141,998 shares of Class A common stock, $.01 par value, outstanding and 2,301,715 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of RREEF Property Trust, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guaranty of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “plan,” “potential,” “predict” or other similar words.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise and effectively deploy proceeds from our public offering;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

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

PART I
ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We intend to invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and multifamily properties. Although we intend to invest primarily in real properties, we also intend to acquire common and preferred stock of publicly traded REITs and other real estate companies and debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2014, we owned five commercial properties located in four states, comprising 554,910 rentable square feet of commercial space. As of December 31, 2014, these properties were 100% leased. As of December 31, 2014, we owned a real estate securities portfolio with a value of $6,400,611.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership and originally contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly owned subsidiary of the Company, which originally contributed $1,000 to the Operating Partnership. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America is the alternatives real estate division of Deutsche Asset & Wealth Management ("Deutsche AWM"), a division of Deutsche Bank, AG.
RREEF America acts as our advisor pursuant to an advisory agreement with us, and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Our charter provides that our independent directors are responsible for reviewing the performance of our advisor and determining whether the compensation paid to our advisor and its affiliates is reasonable. The advisory agreement with RREEF America is for a one-year term and is renewed on an annual basis by our board of directors. The fee payable to the advisor under the advisory agreement contains both a fixed and performance component. For the years ended December 31, 2013 and 2014, no fixed component was earned and the performance component was waived by our advisor. We have no paid employees and rely upon RREEF America and its affiliates to provide substantially all of our day-to-day management.
On January 3, 2013, pursuant to a Registration Statement on Form S-11 (File No. 333-180356) filed under the Securities Act (the “Registration Statement”), we commenced our initial public offering on a “best efforts” basis of a maximum of $2,500,000,000 in shares of our common stock (the “Offering”). Of this amount, we are offering up to $2,250,000,000 to the public in shares in our primary offering and up to $250,000,000 in shares to our stockholders pursuant to our distribution reinvestment plan. We are offering to sell any combination of two classes of shares of our common stock, Class A shares and Class B shares, with a dollar value up to the maximum offering amount. The two share classes have different selling commissions and ongoing fees and expenses.
Pursuant to the terms of the Offering, we were required to deposit all subscription proceeds in escrow until the date we received purchase orders for at least $10,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class B shares, and our board of directors authorized the release of the escrowed purchase order proceeds to us so we can commence operations. On May 30, 2013, RREEF America purchased $10,000,000 of our Class B shares, and on that same day, following the authorization of our board of directors, our escrow agent released all of the escrowed proceeds to us (excluding proceeds from Pennsylvania investors). Since then and going forward, the per share purchase price of our common stock varies from day-to-day, and on any given business day, for a given share class, will be equal to our net asset value (“NAV”) of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A shares only, applicable selling commissions.
We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous offering. The offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend our offering term to the extent permissible under applicable law.
Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies, which we refer to as “real estate equity securities,” and (3) debt backed principally by real estate, which we refer to as “real estate loans.” We refer to investments in real estate loans and real estate equity securities collectively as “real estate-related assets.” Our real property portfolio will be diversified in investable and target markets across the United States as selected by Deutsche AWM and will consist primarily of office, industrial, retail and multifamily property types. The actual percentage of our portfolio that is invested in office, industrial, retail and multifamily property categories may fluctuate due to market conditions and investment opportunities. Deutsche AWM investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. Deutsche AWM target markets are a subset of the investable market universe in which Deutsche AWM forecasts strong economic and real estate fundamentals and Deutsche AWM believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
We expect to maintain a level of liquid assets primarily in real estate equity securities as a source of funds to meet redemption requests, in addition to a revolving line of credit.
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
Our board of directors is comprised of four directors who are independent from us and three directors who are employees of our advisor or its affiliates. Our board of directors, including our independent directors, reviews our investment portfolio on a quarterly basis. In addition, our board of directors has adopted investment guidelines which set forth, among other things, our portfolio allocation targets, guidelines for investing in our targeted property types and investment policies restricting certain types of investments, all of which we describe in more detail below. Our board of directors reviews the investment guidelines on an annual basis or more frequently as it deems appropriate. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment guidelines without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of holders of a majority of the outstanding shares entitled to vote, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders.
Our investment guidelines delegate to our advisor authority to execute acquisitions and dispositions of investments in properties and real estate-related assets, in each case so long as such acquisitions and dispositions are consistent with the investment guidelines adopted by our board of directors. Our board of directors has ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions. The consideration we pay for each property acquired will ordinarily be based on the fair market value of the property. However, in connection with an acquisition of a property from RREEF America, as our sponsor and advisor, a director or any of their affiliates, and in connection with any other acquisition in which a majority of our independent directors determines to be appropriate, the fair market value of the property acquired will be determined by an independent appraiser selected by our independent directors.
During the period until we have raised substantial proceeds in our Offering and acquired a diversified portfolio of our target investments, which we refer to as our “ramp-up period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, during our ramp-up period, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from this offering and proceeds from borrowings.
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2014, our advisor managed approximately $18.0 billion in real property in the Americas comprised of 321 properties and approximately 74.6 million square feet. Our advisor will utilize the personnel and resources of Deutsche AWM’s real estate investment business as appropriate in performing services for us, including leveraging the capabilities and strengths of its global platform.

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
Geographic Diversification
We generally will invest in properties in the largest metropolitan areas in the United States, classified into our target and investable markets. Our advisor's research group will produce forecasts for all of the major real estate markets that pass a set of screening criteria used to define the most attractive target real estate investment markets. Research specialists for the office, industrial, retail and multifamily sectors have designed appropriate models for assessing supply and demand in the major target submarkets for investment in these metros. Demand models are based upon economic and employment forecasts provided by our advisor's economists. The purpose of forecasting market behavior is to determine which of the target markets (and property sectors therein) are likely to outperform over the forecasted period in order to determine views on active tactical weighting of a portfolio.

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

After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Investment Committee. The Americas Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. See "Conflicts of Interest-Certain Conflict Resolution Measures-Allocation of Investment Opportunities below for further detail. If RREEF Property Trust has the highest priority position, and the acquisition is deemed appropriate for our portfolio and meriting future investigation, then the Americas Investment Committee, including our CEO and lead portfolio manager, formally allocates the investment to the Company. At this point the acquisition is approved to move forward and due diligence is commenced.
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

Each transaction we enter into with our advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate, or in invoking powers, rights or options pursuant to any agreement between us and any affiliate. A majority of our directors, including a majority of the independent directors, who are disinterested in the transaction must approve each transaction between us and our advisor or any of its affiliates as being fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties.

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

Real Estate Equity Securities
We may invest up to 35% of our net assets in U.S. real estate equity securities. We believe that the inclusion of an allocation to real estate equity securities allows us to improve the total return profile of an investment in our shares of common stock. We believe that our advisor’s ability to acquire real estate equity securities in conjunction with acquiring a diverse portfolio of properties and real estate loans affords us additional liquidity and diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives throughout various economic cycles.
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to the in-house real estate equity securities platform of Deutsche AWM’s real estate investment business ("Deutsche AWM Real Estate Securities"). As of December 31, 2014, the Deutsche AWM Real Estate Securities team was comprised of 23 professionals who manage approximately $10.0 billion of real estate securities globally, making Deutsche AWM one of the largest managers of actively managed listed real estate securities in the world. The investment approach of Deutsche AWM Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
We may invest in securities that are listed on one or more nationally recognized stock exchanges. Subject to our ability to participate in such investments, we may also invest in securities that are not yet listed on a public stock exchange, but which (1) the issuer has publicly announced its intention to list the securities on a public stock exchange within 180 days of the date of such announcement; or (2) are issuances of a listed company and the securities are expected to list on a public stock exchange within 180 days of the date of issuance.

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
Portfolio Construction Process
Deutsche AWM Real Estate Securities combines fundamental real estate analysis with detailed bottom-up company valuation to derive expected returns by company. Our advisor’s investment process begins with a top-down view of the real estate markets utilizing information from third party research providers and its in house resources. Deutsche AWM Real Estate Securities has the ability to take advantage of accessing real-time property market information provided through our advisor’s direct property investment activities, which include research, transactions, portfolio management, asset management, and capital markets expertise. In addition, Deutsche AWM Real Estate Securities has significant history and long-standing relationships with the REITs and their management teams.
Sector Allocations
Sector allocations are established at a minimum on a quarterly basis and reviewed by our advisor’s Real Estate Securities Strategic Investment Committee, whose membership consists of senior members from the Chief Investment Office, acquisitions, portfolio management, and research teams of the advisor, as well as the Deutsche AWM Real Estate Securities portfolio management team. Sector allocations are based on analyzing trends in each property sector, individual company performance and valuation, and recommendations for property sector allocations for the upcoming quarter. Members of the committee from our advisor’s direct property investment business discuss views on trends within property sectors and geographic regions.
After discussing individual property sectors and geographic regions, specific property sector allocation recommendations are discussed with each Investment Committee member. Deutsche AWM Real Estate Securities coordinates comments on final allocations, which are stated as ranges within which the portfolio will be positioned. The keys to the property sector allocation process involve (1) discussing real-time trends and future expectations for property type sectors from the direct side participants, (2) comparing these to the public markets views, and (3) positioning the portfolio to take advantage of discrepancies.
Stock Selection
Once property sector weights have been determined, issuers within each sector are selected by using a valuation process in which Deutsche AWM Real Estate Securities forecasts total return utilizing our advisor’s proprietary valuation model. Sector specialists within Deutsche AWM Real Estate Securities forecast 10-year cash flows for each issuer by utilizing our advisor’s market level revenue forecasts and a detailed breakdown of each issuer’s portfolio. Deutsche AWM

Real Estate Securities calculates a unique required return for each issuer based on the issuer’s market exposure and property quality. Deutsche AWM Real Estate Securities leverages information provided by our advisor’s property acquisition and disposition professionals to determine a net real estate value for the issuer's portfolio. Net asset values for the issuers are adjusted for differences in operations and corporate strategy, management quality, liquidity, general and administrative expense and franchise value. Stocks are then selected and weights are identified based on our advisor’s review of total return potential for each issuer through this valuation process, and through discussion of these expectations among the portfolio management team and the property sector analyst. Decisions on which securities to buy or sell are based on in-depth research of public and direct property markets, while taking a disciplined approach to managing risk. The stock valuation and portfolio construction process focuses primarily on price/NAV, but also considers price/cash flow, and enterprise value/EBIDTA (or inversely, equity cash flow yield and implied capitalization rates).
Sale of Real Estate Equity Securities
Our advisor may choose to sell a security for a variety of reasons, including but not limited to the following:

•	the security is not fulfilling its investment purpose;

•	our advisor determines that the security has reached its optimum valuation; or

•	a particular company’s condition or general economic conditions have changed

Investing in and Originating Real Estate Loans
We may invest up to 15% of our net assets in real estate loans. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities ("CMBS"). We do not intend to invest in real estate loans until our total NAV reaches $100 million. The criteria that our advisor will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of five professionals with extensive experience in originating, underwriting and investing in mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate related assets across various property types.
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
We may not make or invest in individual mortgage loans (excluding any investments in mortgage pools, commercial mortgage-backed securities or residential mortgage-backed securities) unless an appraisal is obtained concerning the underlying property, except for mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines the need, and in all cases in which the transaction is with our advisor, any of our directors or any of their affiliates, an appraisal shall be obtained from an independent appraiser. We will maintain the appraisal in our records for at least five years and it will be available for inspection and duplication by common stockholders. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage.
We also may not make or invest in mortgage loans that are subordinate to any lien or other indebtedness of any of our directors, advisor or our advisor’s affiliates. Additionally, we may not make or invest in mortgage loans, including construction loans but excluding any investment in commercial mortgage-backed securities or residential mortgage-backed securities, on any one real property if the aggregate amount of all mortgage loans on such real property would exceed an amount equal to 80% of the appraised value of such real property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.
Real Estate Loans - Investment Decision Process
In evaluating prospective real estate loan investments, our advisor will consider factors such as, but not limited to, the following:

•	conducting site visits;

•	understanding submarket, regional and property market trends as well as the general economic climate;

•	reviewing the reputation, track record and objectives of the deal sponsor and guarantor;

•	meeting key personnel of the deal sponsor;

•	performing property analysis and valuation;

•	current and projected cash flow

•	expected levels of rental and occupancy rates

•	potential for capital appreciation

•	condition and use;

•	analyzing competition and business plan objectives;

•	determining the ratio of the investment amount to the underlying property value;

•	evaluating the degree of liquidity of the investment;

•	in the case of mezzanine loans, determining the ability to acquire the underlying real property;

•	evaluating the legal, tax, regulatory and accounting aspects of the investment structure;

•	performing credit analysis;

•	developing an asset management plan; and

•	considering any additional factors our advisor deems relevant.
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
Derivative Instruments and Hedging Activities
In the normal course of business, we may be exposed to the effect of interest rate changes and price changes and may seek to limit these risks by following established risk management policies and procedures including the use of derivatives. To mitigate exposure to variability in interest rates, we may use derivatives primarily to fix the interest rate on debt which is based on floating-rate indices and to manage the cost of borrowing obligations. We may use a variety of commonly used derivative products, including interest rate swaps, caps, collars and floors. We intend to enter into contracts with only major financial institutions based upon minimum credit ratings and other factors. We will periodically review the effectiveness of each hedging transaction. We intend to conduct our hedging activities in a manner consistent with the REIT qualification requirements.
Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after our ramp-up period is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. During our ramp-up period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Borrowings under the line may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our financial leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. If we utilize a line of credit to fund redemptions, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 40% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 40% of our gross assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limitation in our charter on the amount we may borrow against any single improved real property. However, we may not borrow more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of this amount if such excess is approved by a majority of our directors, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. In addition to the limitation in our charter regarding our borrowings, our advisor has adopted a guideline stating that the leverage on any single improved property divided by its value may not exceed 75% LTV at the time of acquisition. For this purpose, the LTV ratio will be measured at the time such leverage is committed (not giving effect to any subsequent reductions in the value of the properties at closing or thereafter).
Our charter prohibits us from obtaining loans from any of our directors, our advisor or any of their affiliates, unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approves the loan as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same or similar circumstances.
Relationship with Our Dealer Manager, Wholesaler and Sub-Advisor

RCS Capital Corporation, ("RCAP"), is the parent company of the SC Distributors, LLC (the "dealer manager"), Realty Capital Securities, LLC (the "wholesaler"), and Strategic Capital Advisory Services, LLC (the "sub-advisor"). In light of the recent developments involving RCAP as described in Part I, Item IA., "Risk Factors," our management wishes to clarify the nature of the relationships between our company, our sponsor and advisor and our board of directors, on the one hand, and RCAP and its affiliates, including the dealer manager, the wholesaler and the sub-advisor, on the other hand.

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

In addition, we operate under the direction of our board of directors, a majority of which are independent of us, RREEF America and its affiliates. Furthermore, no member of our board of directors also serves as a director or executive officer of RCAP, the dealer manager, the wholesaler, the sub-advisor or any of their affiliates.

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

Our advisor will not make any investment in properties on our behalf or recommend that we make any investment in properties unless the opportunity is approved in advance by our advisor’s Americas Investment Committee. The Americas Investment Committee, which is a committee comprised of certain key personnel of our advisor, is responsible for determining which of its investment programs will have the opportunity to acquire and participate in real property investments as they become available and could face conflicts of interest in making these determinations. As a result, other investment programs and investors advised by our advisor or its affiliates may compete with us with respect to certain investments that we may want to acquire. Pursuant to the Americas Investment Committee charter, the committee administers an allocation policy designed to address this potential conflict of interest. See “—Certain Conflict Resolution Measures—Allocation of Investment Opportunities” below.

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

Allocation of Time of Our Advisor’s Key Personnel

We rely on the personnel of our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Our officers and non-independent directors are also employees of our advisor and certain of its affiliates and are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us. W. Todd Henderson, our Chairman of the Board, serves as President and Director of RREEF America REIT II and President and Director of RREEF America REIT III. RREEF America REIT II is a private REIT formed to generate attractive, predictable investment returns from low risk equity investments in multifamily, industrial and office properties within the continental United States. RREEF America REIT III is a private REIT formed to generate attractive investment returns from moderate-risk equity investments in undeveloped land, multifamily, industrial, retail and office properties within the continental United States. RREEF America REIT III is closed and is no longer accepting new subscriptions or making new investments. RREEF America REIT II, which is sponsored and managed by our advisor, may directly compete with us for investors and investment opportunities. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our advisor and its employees will devote only as much of its time to our business as our advisor, in its judgment, determines is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, our advisor and its employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that our advisor or its affiliates manage. This could result in actions that are more favorable to other entities affiliated with our advisor than to us. However, our advisor has assured us that it and its affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

Receipt of Fees and Other Compensation by Our Advisor

The advisory agreement with our advisor is not the result of arm’s-length negotiations. As a result, the fees we agree to pay pursuant to the advisory agreement may exceed what we would pay to an independent third party. The advisory agreement requires approval by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable than those which could be obtained from unaffiliated entities.

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

We will pay the fixed component of the advisory fee to our advisor regardless of the quality of the services our advisor provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. If our advisor fails to act in our best interest, then it will have violated this duty. The advisory agreement may be terminated by us or our advisor on 60 days’ notice.

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

We may not sell or lease properties to our sponsor, our advisor, any of our directors or any of their affiliates without a determination by a majority of ourdirectors, including a majority of our independent directors, not otherwise interested in the transaction, that the transaction is fair and reasonable to us.

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

Our charter prohibits us from borrowing funds from our sponsor, our advisor, any of our directors or any of their affiliates unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and on terms not less favorable to us than comparable loans between unaffiliated parties under the same or similar circumstances. This prohibition on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers, our sponsor, our advisor or any of their affiliates.

A majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction must conclude that all other transactions between us and our advisor, our sponsor, any of our directors or any of their affiliates are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for other real estate funds, including RREEF America REIT II or future funds which we refer to as a “programs,” and approximately 16 separate accounts managed or advised by our advisor and its affiliates, which we refer to as “accounts.” When our advisor identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.

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

Employees
We have no employees. The employees of our advisor and its affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations and administration. We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources. As of February 1, 2015, our advisor entered into an agreement with Bank of New York Mellon Corporation ("BNY Mellon"), which is unaffiliated with us, whereby BNY Mellon will provide the fund accounting and reporting, asset management accounting and fund administration services that were previously performed by our advisor; provided that our advisor will remain ultimately responsible for the performance of all such services for us pursuant to the terms of the advisory agreement between us and our advisor.
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. The expense reimbursements that we will pay to our advisor include expenses incurred by SC Advisory Services, LLC (the "sub-advisor") on our behalf. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor has agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor has incurred, and will continue to incur, until the first calendar quarter of the calendar year immediately following the calendar year in which either (1) we surpass $200 million in aggregate gross proceeds from our Offering, or (2) the aggregate expense payments by our advisor exceeds $9.2 million.
Insurance
See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate and report our results on a consolidated basis in three segments: commercial real estate properties, real estate equity securities, and real estate loans. See Notes 2 and 11 to our consolidated financial statements in this Annual Report on Form 10-K.
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

Concentration of Credit Risk
As of December 31, 2014 and 2013, we had cash on deposit at multiple financial institutions which were in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, we owned five properties housing thirteen tenants. As of December 31, 2013, we owned two properties housing six tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of our total gross rental revenues for the years ended December 31, 2014 and 2013 are shown below.

	Actual gross rental revenues
Property	Year Ended December 31, 2014	Year Ended December 31, 2013
Heritage Parkway, Woodridge, IL	24.1%	94.6%
Wallingford Plaza, Seattle, WA	21.9	5.4
Commerce Corner, Logan Township, NJ	23.6	—
Anaheim Hills Office Plaza, Anaheim, CA	19.7	—
Terra Nova Plaza, Chula Vista, CA	10.7	—
	100.0%	100.0%

	Actual gross rental revenues
Tenant	Year Ended December 31, 2014	Year Ended December 31, 2013
Allstate Insurance - Heritage Parkway	24.1%	94.6%
Performance Food Group, Inc. - Commerce Corner	14.3	—
Walgreen Company - Wallingford Plaza	11.3	2.9
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	13.3	—
Total	63.0%	97.5%
Tenants representing more than 10% of our in-place annualized base rental revenues as of December 31, 2014 and 2013 were as follows:

	In-place annualized base rental revenues as of
Tenant	December 31, 2014	December 31, 2013
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	18.9%
Allstate Insurance - Heritage Parkway	18.7	58.0%
Performance Food Group, Inc. - Commerce Corner	12.5
The Sports Authority, Inc. - Terra Nova Plaza	11.8
Walgreen Company - Wallingford Plaza		24.7
	61.9%	82.7%
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
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of the filing of this Annual Report on Form 10-K, we will no longer take advantage of such an extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. This election is irrevocable pursuant to Section 107 of the JOBS Act.

We could remain an emerging growth company for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months, or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Available Information

We are subject to the information requirements of theExchange Act . Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically can be accessed free of charge. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports and other information we file electronically with the SEC are posted on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and may be obtained free of charge. We also routinely post important information about our Company, including press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated herein by reference.

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
We have a limited operating history and may not be able to achieve our investment objectives. We cannot assure investors that the past experiences of our advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.
There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to redemption by us. If stockholders sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for stockholders to dispose of their shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption and not based on the price at which the shares were purchased. Subject to limited exceptions, shares redeemed within 365 days of the date of purchase will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our redemption plan. In addition, we may redeem shares if a stockholder fails to maintain a minimum balance of $500 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of the date of purchase.
Our expense support agreement may be terminated by us or our advisor at any time upon 30 days’ notice.
We entered into an expense support agreement with our advisor on May 29, 2013, which was most recently amended and restated December 16, 2014. Pursuant to the terms of the expense support agreement, as amended, we or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days' notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
Our payment of organization, offering and operating expenses under the expense support agreement will negatively affect NAV.
Pursuant to the terms of the expense support agreement, as amended, our advisor has incurred, and may continue to incur, expenses related to our operations which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organizational and offering expenses and operating expenses under the advisory agreement. Our advisor may incur these expenses until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering, which we refer to as the gross proceeds limit, or (ii) the date the aggregate expense payments by our advisor exceed $9,200,000, which we refer to as the expense payment limit. We will continue to incur and pay certain fees and property level expenses (inclusive of acquisition related expenses and interest expense on borrowed funds secured by properties). In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, which operating expenses will not be treated as expense payments and for which we will not be entitled to reimbursement from our advisor. In the fourth calendar quarter of 2014, we paid approximately $350,000 in organizational and offering expenses, which payment will not be considered an expense payment and for which we will not be entitled to reimbursement from our advisor.
Pursuant to the expense support agreement, commencing with the first calendar quarter of the calendar year immediately following the calendar year in which either (i) the gross proceeds limit is reached or (ii) the expense payment limit is reached, within the first 30 days of such first calendar quarter and within the first 30 days of each subsequent calendar quarter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 (subject to potential future adjustments) and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us. These payments will lower our NAV and may negatively impact the value of an investment in us.
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
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently have only five properties and have not yet identified additional properties to acquire with the proceeds of our offering, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
•the limited size of our portfolio in the early stages of our development;
•our inability to invest the proceeds from sales of our shares on a timely basis in income producing properties, real estate equity securities and real estate loans;
•our inability to realize attractive risk-adjusted returns on our investments;
•unanticipated expenses or reduced revenues that reduce our cash flow or non-cash earnings;
•defaults in our investment portfolio or decreases in the value of our investments; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

We may pay distributions from sources other than our funds from operations, or FFO. To the extent that we pay distributions from sources other than FFO, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2014, our distributions were not covered by our FFO. In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.
Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties, which will be based on appraisals of each of our properties by our independent valuation advisor and other independent third party appraisal firms at least once during every calendar quarter after the respective calendar quarter in which such property was acquired, will be performed in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in real estate-related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Quarterly valuations of each of our real properties will be performed by our independent valuation advisor, such valuations are based on asset and portfolio level information provided by our advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, on an intra-quarter basis, our advisor is responsible for monitoring our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor and SC Distributors, LLC, the dealer manager, to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price at which shares may be redeemed by us pursuant to our redemption plan is based on our estimated NAV per share, stockholders may receive less than realizable value for their investment.
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
The calculation of our daily NAV per share, which is performed by BNY Melon under the supervision of our advisor, will be based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor will review appraisal reports and monitor our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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

The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected, could have a negative impact on the performance of our investment portfolio.
Based on expected moderate, but improved, future economic growth and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecast for all property sectors during the next two years. Nevertheless, economic growth remains fragile and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
During the great recession, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While debt availability has increased in recent years, credit spreads continue to be dynamic, and lenders are still reluctant to offer financing at higher leverage ratios. We intend to rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
We depend on our advisor, the key personnel of our advisor and the dealer manager, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success is dependent upon our relationships with, and the performance of, our advisor, the key real estate professionals of our advisor and the dealer manager in the marketing and distribution of our continuous public offering, the acquisition and management of our investment portfolio and our corporate operations. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement or dealer manager agreement is terminated or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of an investment in our shares.
If we internalize our management functions, the percentage of our outstanding common stock owned by our existing stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.
At some point in the future, we may consider internalizing the functions performed for us by our advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire a subsidiary or division of our advisor that has performed services for us pursuant to our advisory agreement, including its existing workforce. Any internalization transaction could result in significant payments to the owners of our advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our advisor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-

managed; we may not be able to properly integrate a new staff of managers and employees; or we may not be able to effectively replicate the services provided previously by our advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.
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
The success of our continuous public offering is dependent, in part, on the ability of the dealer manager and the wholesaler to retain key employees and to successfully operate and maintain a network of participating broker-dealers.

Our continuous public offering is being conducted on a “best efforts” basis by the dealer manager, and Realty Capital Securities, LLC, the wholesaler, which has been engaged as the dealer manager’s distribution agent to assist with our offering. The success of our offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager and the wholesaler to retain key employees and to operate and maintain a network of participating broker-dealers. If the dealer manager and the wholesaler are unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our offering, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. In addition, each of the dealer manager and the wholesaler currently serves as dealer manager for other issuers. As a result, they may experience conflicts of interest in allocating their time between our offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offering and implement our investment strategy.
American Realty Capital Properties, Inc., or ARCP, a publicly-traded real estate investment trust, recently made disclosures regarding accounting errors. These errors have led to at least one pending regulatory investigation against the wholesaler and RCS Capital Corporation, or RCAP, the parent of each of the dealer manager, wholesaler and sub-advisor, and at least one pending class-action stockholder lawsuit against RCAP. These investigations and lawsuits may impact the ability of RCAP’s subsidiaries, including the dealer manager and the wholesaler, to distribute our shares in our public offering and may result in the suspension of agreements with participating broker-dealers engaged in distributing our offering.
On October 29, 2014, ARCP announced that its financial statements and other financial communications for certain periods should no longer be relied upon after discovering that employees “intentionally made” accounting mistakes which caused ARCP to understate net losses during the first half of 2014. The SEC and the Federal Bureau of Investigation have announced that they have each opened criminal investigations into ARCP’s accounting practices, in conjunction with an investigation by the U.S. Attorney’s Office for the Southern District of New York. In addition, the Massachusetts Securities Division has announced an ongoing investigation into RCAP and the wholesaler, among others. RCAP is also the defendant in at least one class-action stockholder lawsuit.
The lawsuit against RCAP and the regulatory investigation into RCAP and the wholesaler may impact the ability of RCAP’s subsidiaries, including the dealer manager and the wholesaler, to perform their contractual obligations to us related to the distribution of our shares in our offering. If the issues described above have an adverse impact upon the operations and financial condition of RCAP, and as a consequence upon the operations and financial condition the dealer manager and the wholesaler, it could adversely affect our ability to raise adequate proceeds through our public offering and implement our investment strategy. In addition, participating broker-dealers could determine to suspend participation in our offering, which would make it more difficult for us to raise sufficient capital to meet our investment objectives and achieve a diversified portfolio.
Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Our advisor relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants, lease data and information regarding our stockholders. Our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although our advisor has taken steps to protect the security of the data maintained in its information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, any breach in the data security measures employed by the third party vendors upon which we rely, such as our transfer agent and the sub-advisor, could also result in the improper disclosure of personally identifiable information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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
Our advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated by BNY Mellon under the supervision of our advisor.
Our advisor is paid a fee for its services based on our daily NAV, which is calculated by BNY Mellon under the supervision of our advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments of our advisor with respect to estimating, for example, our accrued expenses, daily net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our shares may be worth less than their purchase price.
Our advisor’s inability to retain the services of key real estate professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our advisor, each of whom would be difficult to replace. Neither we nor our advisor have employment agreements with these individuals, and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon our advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If our advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

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
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce our recovery and our stockholders' recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates, or gross negligence or willful misconduct by our independent directors and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as general partner, will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to our corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
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

Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
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
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditions, such as the recent decline in the price of oil;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.

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
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, and plan to do so for any new properties added to the portfolio. Our advisor will select policy specifications and insured limits, which it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure stockholders that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid hazardous materials; the remediation of contaminated property associated with the disposal of solid and hazardous materials; and other health and safety-related concerns.
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
We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges; air emissions; the operation and removal of underground and above-ground storage tanks; the use, storage, treatment, transportation and disposal of solid hazardous materials; the remediation of contaminated property associated with the disposal of solid and hazardous materials; and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.
In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties or the failure to properly remediate a contaminated property could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land or by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.
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
If we liquidate prior to the maturity of our real estate-related assets, we may be forced to sell those investments on unfavorable terms or at a loss, if at all.
Our board of directors may choose to liquidate our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values. Furthermore, we could face a situation in which lack of available capital in the markets puts downward pressure on prices or prevents us from selling assets our board of directors has chosen to liquidate.
Risks Related to Debt Financing
We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of an investment in our shares.
We intend to finance a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as the Wells Fargo line of credit that we entered into on March 6, 2015 and is described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
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
We may utilize a line of credit, such as the Wells Fargo line of credit, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our continuous offering. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. Loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. In addition, revolving credit facilities may contain mandatory commitment reductions triggered by events that may be outside of our control. If we are unable to obtain new financing on favorable terms, our sources of liquidity would be restricted. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions and our ability to achieve our investment objectives.
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
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our qualification as a REIT will depend upon our ability to meet on an on-going basis requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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
From time to time, we may be forced to sell assets to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.
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
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law; regulation or administrative interpretation; or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 2. PROPERTIES

As of December 31, 2014, we owned five commercial properties located in four states, comprising 554,910 rentable square feet of commercial space. As of December 31, 2014, our properties were 100% leased. Each of the properties was encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $48,400,000 as of December 31, 2014.
Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2014:

Property	Location	Rentable Square Feet	Number of Leases	Acquisition Date	Occupancy(1)
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0%
Total		259,910	2		100.0%
Office Properties
9022 Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	July 2, 2014	100.0%
Total		168,125	4		100.0%
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0%
Total		126,875	7		100.0%
Grand total		554,910	13		100.0%
(1) Occupancy is based on executed leases as of December 31, 2014.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Future Lease Expiration Table
The following table summarizes the lease expirations for each of the next ten years and thereafter for the properties we owned as of December 31, 2014. As of December 31, 2014, the weighted average remaining lease term at our properties was 7.6 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2015	—	—	—%	$—	—%
2016	1	15,000	2.7	352,068	5.5
2017	2	10,004	1.8	275,333	4.3
2018	1	94,233	17.0	1,190,407	18.7
2019	3	63,160	11.4	1,449,214	22.7
2020	2	48,292	8.7	835,250	13.1
2021	1	159,627	28.8	798,799	12.5
2022	—	—	—	—	—
2023	—	—	—	—	—
2024	1	51,637	9.3	580,000	9.1
Thereafter	2	112,957	20.4	901,160	14.1
Total	13	554,910	100.0%	$6,382,231	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2014.

Tenant Information
The following table describes the tenants at our properties as of December 31, 2014.

Tenant	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Gateway	50,000	9.0%	$1,209,000	18.9%	Jan. 2019
Allstate	94,233	17.0	$1,190,407	18.7	Nov. 2018
Performance Food Group	159,627	28.7	798,800	12.5	Dec. 2021
The Sports Authority	44,477	8.0	754,864	11.8	Jan. 2020
Bed Bath & Beyond	51,637	9.3	580,000	9.1	Jan. 2024
Walgreens(2)	12,674	2.3	490,000	7.7	Mar. 2087
Mission Produce	100,283	18.1	411,160	6.4	Jan. 2029
Raytheon Applied Signal	15,000	2.7	352,068	5.5	Oct. 2016
AS Real Estate	8,892	1.6	247,020	3.9	Nov. 2017
Keller Williams	10,365	1.9	168,242	2.7	Aug. 2019
Pacsafe	3,815	0.7	80,386	1.3	Dec. 2020
Seattle Psychology	2,795	0.5	71,971	1.1	Jun. 2019
Seattle Healing	1,112	0.2	28,313	0.4	Nov. 2017
Total	554,910	100.0%	$6,382,231	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2014.
(2) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.
Acquisitions
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("9022 Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our Regions line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is well located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of $12,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our Regions line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is well located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.

On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $17,600,000 under our Regions line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 off Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California("Anaheim Hills Office Plaza") for a purchase price of $18,500,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $14,700,000 under our Regions line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail property located in Chula Vista, California ("Terra Nova Plaza") for a purchase price of $21,850,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $19,100,000 under our Regions line of credit. Of this borrowed amount, $12,000,000 relates to Terra Nova while the balance was borrowed against available capacity from the other four properties. Terra Nova is a 96,114 square foot retail building located on an 8.4 acre site at 390 and 394 East H Street in Chula Vista, California. The property benefits from close proximity to downtown San Diego with excellent access to regional transportation systems.

Dispositions
We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2014, there were no material pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Sales of Registered Securities
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our public offering of up to $2.5 billion of any combination of Class A and Class B common stock, was initially declared effective under the Securities Act, and we commenced our Offering. The per share price for each class of our common stock sold in our Offering equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions.
No public market currently exists for either class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 10, 2015, there were approximately 230 stockholders of record for the Class A shares of our common stock and approximately 170 stockholders of record for the Class B shares of our common stock.
Through December 31, 2014, we had sold the following shares of common stock and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering:
Class A shares	1,788,216	$22,293,897
Class B shares	1,879,701	23,008,865
Distribution Reinvestment Plan:
Class A shares	30,394	379,322
Class B shares	81,052	1,007,043
Total	3,779,363	$46,689,127

From the commencement of our public offering through December 31, 2014, we incurred the following expenses related thereto:

Selling commissions	$341,175
Distribution fees	100,384
Dealer manager fees (1)	154,539
Other offering expenses	6,199,317
Total offering expenses	$6,795,415

(1) The dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.

From the commencement of our Offering through December 31, 2014, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $46,093,029. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, by our dealer manager or by us. We will reimburse RREEF America for the offering expenses paid by them as described in Note 2 ("Summary of Significant Accounting

Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. Our dealer manager has agreed to defer reimbursement of certain offering expenses it has paid until an unspecified future date.
From the commencement of the Offering through December 31, 2014, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $22,550,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $5,600,000 was used to purchase real estate equity securities;

•	Approximately $15,200,000 was used to repay outstanding amounts on our Regions line of credit; and

•	Approximately $2,700,000 was available for working capital or subsequent investment.

Share Redemption Plan

During the year ended December 31, 2014, we processed two redemptions for a total of 10,008 Class A shares at a weighted average price of $12.23 per share, before allowing for the 2% short-term trading discount, and four redemptions for a total of 60,391 Class B shares at a weighted average price of $12.67 per share, before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations. There were no share redemptions for the year ended December 31, 2013.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2014.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1-October 31, 2014 (2)	52,201	$12.70	52,201	(1)
November 1-November 30, 2014	—	$—	—	—
December 1-December 31, 2014	—	$—	—	—

(1)	Redemptions are limited as described in Note 8 to our consolidated financial statements in this Annual Report on Form 10-Q.

(2)	This redemption was paid from cash flow from operations.

Distribution Information

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

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter for the years ended December 31, 2013 and 2014 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific expenses:

	2014	2013
Three months ended March 31	$0.00167167	$—
Three months ended June 30	$0.00169307	$0.00164384
Three months ended September 30	$0.00169924	$0.00164384
Three months ended December 31	$0.00173473	$0.00166682

Total distributions declared to stockholders for the years ended December 31, 2014 and 2013 were as follows:

	2014 Distributions
	Cash	Reinvested	Total	Cash Flow From Operations	Funds From Operations	Annualized Distribution Yield (1)
Class A	$464,180	$358,206	$822,386			4.7%
Class B	270,424	689,030	959,454			5.2%
	$734,604	$1,047,236	$1,781,840	$2,917,313	$759,352

	2013 Distributions
Class	Cash	Reinvested	Total	Cash Flow From Operations	Funds From Operations	Annualized Distribution Yield (1)
Class A	$101,103	$21,116	$122,219			4.7%
Class B	32,770	318,014	350,784			5.2%
	$133,873	$339,130	$473,003	$511,712	$(1,379,393)

(1) Annualized distribution yield is calculated based on the distribution rate and the NAV in effect for each class of common stock as of December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Annual Report on Form 10-K. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," and Note 7 to our consolidated financial statements. For the years ended December 31, 2014 and 2013, cash flow from operations benefited by $2,128,248 and $1,792,450, respectively, from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $9,200,000. Through December 31, 2014, our advisor has incurred

$6,596,731 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period February 7, 2012 (inception) through December 31, 2012
Balance Sheet Data:
Total investment in real estate assets, net	$91,429,128	$26,216,217	$—
Cash and cash equivalents	$2,119,387	$2,916,144	$200,000
Total assets	$100,833,178	$32,692,034	$200,000
Line of credit	$48,400,000	$5,500,000	$—
Due to affiliates	$9,203,208	$6,005,822	$—
Acquired below-market lease intangibles, net	$8,340,493	$789,033	$—
Total liabilities	$67,225,533	$12,516,962	$—
Total stockholders' equity	$33,607,645	$20,175,072	$200,000

Operating Data:
Total revenues	$5,318,764	$857,705	$—
Total operating expenses	$6,131,581	$2,428,524	$—
Operating loss	$(812,817)	$(1,570,819)	$—
Net loss	$(1,799,104)	$(1,981,203)	$—

Cash Flow Data:
Net cash provided by operating activities	$2,917,313	$511,712	$—
Net cash used in investing activities	$(62,340,371)	$(29,007,818)	$—
Net cash provided by financing activities	$58,626,301	$31,212,250	$200,000

FFO Data:
NAREIT defined FFO	$759,352	$(1,379,393)	$—
IPA defined MFFO	$630,357	$(1,307,340)	$—

Per Common Share Data:
Net loss - basic and diluted	$(0.63)	$(2.48)	$—
Distributions declared per common share	$0.62	$0.35	$—
Weighted average shares outstanding - basic and diluted	2,870,160	800,194

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

On May 30, 2013, upon receipt of a purchase order from our sponsor for $10,000,000 of Class B shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock.

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("9022 Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our Regions line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of $12,728,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our Regions line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our Regions line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California ("Anaheim Hills Office Plaza") for a purchase price of $18,500,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $14,700,000 from our Regions line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail building located in Chula Vista, California ("Terra Nova Plaza") for a purchase price of $21,850,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,100,000 from our Regions line of credit. Of the $19,100,000 borrowed, $7,100,000 was from existing borrowing capacity secured by previously acquired properties, while $12,000,000 was specific to Terra Nova Plaza. Terra Nova Plaza is a 96,114 square foot, one-story retail building constructed in 1986 and located on an 8.34 acre site in Chula Vista, California. Chula Vista is situated 7.5 miles from downtown San Diego and 11 miles from the San Diego International Airport. Terra Nova Plaza is at the intersection of Interstate 805 and H Street, providing access, visibility and drive-by traffic on H Street.

As of December 31, 2014, our weighted average remaining lease term was 7.6 years. The following table represents certain additional information about the properties we owned as of December 31, 2014:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Office Total		168,125	4	100.0%
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Retail Total		126,875	7	100.0%
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Industrial Total		259,910	2	100.0%
Grand total		554,910	13	100.0%

(1) Occupancy is based on executed leases as of December 31, 2014.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of December 31, 2014, our real estate equity securities portfolio consisted of publicly traded common stock of 50 REITs with a value of $6,400,611. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2014:

As of December 31, 2014, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	9.2%
Prologis, Inc.	5.8
Boston Properties, Inc.	4.3
General Growth Properties, Inc.	4.3
Ventas, Inc.	4.2
Essex Property Trust, Inc.	4.0
HCP, Inc.	3.8
Kimco Realty Corporation	3.5
AvalonBay Communities, Inc.	3.4
Federal Realty Investment Trust	3.2
Total	45.7%

Market Outlook

U.S. economic growth is expected to accelerate in 2015 and 2016, fueled by increased hiring, improving consumer confidence and historically low interest rates. Additionally, government spending, which has been a drag on economic growth during the past few years, will likely turn positive as austerity lessens, adding to gross domestic product. A strengthening economy, low mortgage rates and favorable demographic trends should boost the housing industry during 2015.

Likewise, improvement in the U.S. commercial real estate market should gain momentum over the near and medium term. Strong tenant demand in 2014 resulted in falling vacancy and rising rents across the board. Office and industrial sectors had the steepest vacancy declines during the year, and retail continued a slow recovery. As apartment vacancy was already low at the end of 2013, strong demand resulted in robust rent growth in 2014. We expect the overall U.S. property market to continue to tighten over the next 12 to 24 months as increased job growth translates to greater demand for real estate.

However, the ensuing widespread rent growth will activate development pipelines, creating the potential for supply risk in some markets. New construction has so far been limited to apartment properties, and there are even concerns of over-supply in a few markets. While the supply risk for apartments is escalating, new construction for the other three property types are currently aligned with demand levels. Thus, apartment vacancy will likely begin to rise modestly in 2015, while vacancy rates for industrial, office and retail sectors are expected to continue to fall through at least 2017. Overall, property markets are firmly in the growth phase of the cycle for the near-term.

There are a number of risks to our forecasts. If weak economic conditions in Europe and Asia persist, global demand will likely suffer, lowering profit potential for U.S. firms and potentially curtailing hiring plans. Additionally, weak international conditions could limit production abroad, lowering imports to the United States, which would cut into industrial demand; although, the strong dollar should continue to encourage import activity. Another risk to our forecast regards the effects of changes in oil prices. If oil prices stay lower than expected during the next few years, real estate in oil-consuming markets would likely benefit at the expense of real estate in oil-producing markets. Finally, the market consensus is predicting that the Federal Reserve plans to begin to raise interest rates later this year. Though interest rates overall should remain historically low, the impact on the U.S. real estate market when that event occurs is uncertain.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through December 31, 2014, we acquired four additional properties, increased our investments in real estate equity securities and significantly increased our outstanding debt balance. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe will have a significant impact on our future results of operations.

Revenues

Our rental income increased to $4,591,711 for the year ended December 31, 2014 compared to $761,684 for the year ended December 31, 2013. Our tenant reimbursement income increased to $593,845 for the year ended December 31, 2014 compared to $14,705 for the year ended December 31, 2013. Our 2013 results included rental and tenant reimbursement income primarily from 9022 Heritage Parkway, while our 2014 results are reflective of the subsequent acquisitions as described above under "Portfolio Information-Real Estate Portfolio." Straight line revenues increased to $342,643 for the year ended December 31, 2014 compared to $64,384 for the year ended December 31, 2013. The increase in straight line revenues for 2014 over 2013 is reflective of our additional property acquisitions.

Our investment income on marketable securities increased to $133,208 for the year ended December 31, 2014 compared to $81,316 for the year ended December 31, 2013. Upon the commencement of our operations on May 31, 2013, approximately $3,100,000 was invested in a diversified portfolio of publicly traded common stock of REITs. The increase in investment income was reflective primarily of investment income from seven months of 2013 compared to a full year in 2014. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. During the year ended December 31, 2014, we invested an additional $2,500,000 into our real estate equity securities portfolio. As of December 31, 2014, our estate equity securities portfolio had a total investment cost of $5,811,129. All of our investment income for the years ended December 31, 2014 and 2013 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the years ended December 31, 2014 and 2013 were $6,131,581 and $2,428,524, respectively. The most significant component of our operating expenses in each period presented is general and administrative expenses, which includes a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the years ended December 31, 2014 and 2013, general and administrative expenses were $2,232,336 and $1,653,358, respectively. The amount for 2014 is significantly higher than 2013 primarily because the 2013 period represents less than twelve months of costs for most general and administrative expenses as a result of our breaking escrow on May 30, 2013. The year ended December 31, 2014 includes a full period of general and administrative expenses.

Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014, our total operating expenses were $2,226,489, which exceeded the 2%/25% guidelines by $1,042,626. On March 2, 2015, our independent directors determined that the excess amount of total operating expenses for the four quarters ended December 31, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are in our first year of operations and are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of 2 - 5 properties for the four fiscal quarter period. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement and the advisory agreement, as applicable, with our advisor.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2014 through December 31, 2014, the total return to stockholders in each of the Class A and Class B shares exceeded the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. During the quarter ended December 31, 2014, our advisor waived the previously accrued advisory fees under the performance component of the advisory fee of $265,985. The actual performance component earned by RREEF America during any future year, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates, and the expense support provided by RREEF America. Our advisor also waived the performance component that would have been due for the year ended December 31, 2013.

Property operating expenses for the years ended December 31, 2014 and 2013, were $1,007,235 and $35,872, respectively. The significant increase is due to the four acquisitions that occurred from December 2013 through October 2014.

Acquisition related expenses during the years ended December 31, 2014 and 2013 were $333,554 and $137,484, respectively.The 2014 amount related primarily to our acquisitions of Commerce Corner, Anaheim Hills Office Plaza, and

Terra Nova Plaza, while the 2013 amount related to our acquisitions of 9022 Heritage Parkway and Wallingford Plaza. Acquisition related expenses during the year ended December 31, 2014 additionally included costs related to pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the year ended December 31, 2014, interest expense was $1,078,124 compared to $324,560 for the same period in 2013. Interest expense for 2014 is significantly higher than in 2013 primarily due to borrowings on our line of credit related to acquisitions occurring in December 2013 and during 2014. In connection therewith, the years ended December 31, 2014 and 2013 reflect weighted average outstanding balances on our line of credit of $25.8 million and less than $5 million, respectively. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements in positions held. All proceeds from sales of marketable securities are reinvested into other marketable securities. For the years ended December 31, 2014 and 2013, these portfolio refinements resulted in net realized gains of $91,837 and net realized losses of $85,824, respectively. Compared to the 2013 periods, the public REIT sector of the equities market made a significant comeback during 2014. For the year ended December 31, 2014, our securities portfolio experienced a net unrealized gain of $765,053, primarily due to the performance of the REIT sector, but also enhanced by superior stock selection by our advisor's securities investment team. This compares to net unrealized loss of $175,571 for the year ended December 31, 2013 which resulted from a general decline in the REIT stock market. As of December 31, 2014, we owned a portfolio of publicly traded common stock of 50 REITs with a cost basis of $5,811,129 and a fair value of $6,400,611, reflecting a net unrealized gain of $589,482.

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

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2014:

Component of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$88,250,000	$23.72	$23.86
Investments in real estate equity securities (2)	6,400,611	1.72	1.73
Other assets, net	2,452,002	0.66	0.66
Line of credit	(48,400,000)	(13.01)	(13.09)
Other liabilities, net	(1,140,656)	(0.31)	(0.30)
NAV per share	$47,561,957	$12.78	$12.86

(1)    The value of our investments in real estate was approximately 2.5% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 10.1% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2014.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$33,607,645	$9.03	$9.09
Plus:
Unrealized gain on real estate investments	2,122,050	0.57	0.57
Accumulated depreciation	1,289,650	0.35	0.35
Accumulated amortization related to intangible lease assets and liabilities	1,749,664	0.47	0.47
Deferred offering costs and expenses	9,199,975	2.47	2.49
Less:
Deferred rent receivable	(407,027)	(0.11)	(0.11)
Net asset value	$47,561,957	$12.78	$12.86
As of December 31, 2014, 9022 Heritage Parkway, Wallingford Plaza, Commerce Corner and Anaheim Hills Office Plaza had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. As both 9022 Heritage Parkway and Anaheim Hills Office Plaza are office properties, set forth below are the weighted averages of the key assumptions used in the appraisals of both properties as of December 31, 2014.

	Discount Rate	Exit Capitalization Rate
Office properties	8.11%	7.32%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our office property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2014 of 0.25% would yield a decrease in the total office property investment value of 1.70%.

The deferred offering costs and expenses of $9,199,975 are initially excluded from the NAV calculation. This includes $9,022,642 payable to our advisor, which is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2014 were recorded as assets and as such have no impact on our NAV as of December 31, 2014, and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable under the advisory agreement. The deferred offering costs and expenses of $9,199,975 will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the third amended expense support agreement. For the year ended December 31, 2014, we reimbursed our advisor for $918,099 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis. The deferred offering costs and expenses included in the table above also includes $177,333 payable to our dealer manager, who has agreed to defer payment of these costs until an unspecified future date.

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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO and MFFO in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
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
MFFO
As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs, straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage. We use FFO and MFFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of MFFO.

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Year Ended December 31,
	2014	2013
Net loss	$(1,799,104)	$(1,981,203)

Real estate related depreciation	1,097,034	192,616
Real estate related amortization	1,461,422	409,194
NAREIT defined FFO	$759,352	$(1,379,393)

Additional adjustments
Acquisition expenses	333,554	137,484
Straight line rents	(342,643)	(64,384)
Amortization of above- and below-market lease intangibles	(119,906)	(1,047)
IPA defined MFFO	$630,357	$(1,307,340)
We believe that our FFO for the years ended December 31, 2014 and 2013, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through December 31, 2014, we raised $22,293,897 from the sale of Class A shares and $23,008,865 from the sale of Class B shares. With respect to the Class B amount, $10,000,000 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the Regions line of credit, with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. As discussed below, on March 6, 2015, we fully repaid and retired the Regions line of credit with funds borrowed under our new line of credit with Wells Fargo Bank, National Association. The Regions line of credit had a capacity of $50 million. Borrowings under the Regions line of credit carried a specified interest rate which, at our option, was comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the London Interbank Offered Rate, or LIBOR, plus a spread ranging from 220 to 250 basis points, depending on our consolidated debt-to-value ratio. On December 17, 2014, the Regions line of credit was amended to establish the applicable spread at 250 basis points as of December 17, 2014 and to provide that the applicable spread would remain at 250 basis points until our tangible net worth as defined in the Regions line of credit agreement surpassed $50,000,000. Prior to this amendment, the spread was adjusted once per quarter upon submission of our covenant calculations, which were due 60 days after quarter end. As of December 31, 2014, our tangible net worth was below $50,000,000 and thus amounts outstanding on our Regions line of credit accrued interest at an annual rate of 2.66%. Refer to Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for further explanation. As of December 31, 2014, the outstanding balance on the Regions line of credit was $48,400,000. The Regions line of credit was scheduled to mature on May 1, 2015.

The Regions line of credit agreement contained customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and payout and REIT status requirements. We believe we were in compliance with all covenants as of December 31, 2014.

On March 6, 2015, we entered into a new secured revolving line of credit agreement with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Simultaneously therewith, we borrowed $43.4 million under the Wells Fargo line of credit to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three year term with an initial maximum capacity of $75 million. Additionally, the Wells Fargo line of credit has two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread ranging from 170 to 190 basis points depending on the debt yield as defined in the Wells Fargo line of credit agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, the Wells Fargo line of credit is expandable up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with RREEF Property Trust, Inc. serving as the guarantor. The borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the "Deferred O&O"). These costs amounted to $4,618,318. The total of these costs are being reimbursed to RREEF America on a pro rata basis over a 60-month period starting January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of December 31, 2014, these organization and offering costs paid by our advisor exceeded the 15% limit by $1,129,897. During the year ended December 31, 2014, we reimbursed RREEF America for $918,099 in organization and offering costs.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the third amended expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisor agreement. As of December 31, 2014, we owed our advisor for $36,155 of such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on December 16, 2014, which we refer to as the "third amended expense support agreement". Pursuant to the terms of the third amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations in addition to the Deferred O&O, which we refer to as "expense payments." These expense payments may include, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $9,200,000. Through December 31, 2014, our advisor has incurred $6,596,731 in expense payments.

Pursuant to the third amended expense support agreement, commencing the first calendar quarter of the first calendar year immediately following the calendar year in which either (i) we surpass $200,000,000 in aggregate gross proceeds from the offering, or (ii) the aggregate expense payments by RREEF America exceed $9,200,000, within the first 30 calendar days of such first calendar quarter and within the first 30 days of each subsequent calendar quarter, we will reimburse our advisor in an amount, which we refer to as a "reimbursement payment," equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum quarterly reimbursement payment will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that such reimbursement payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment, and (2) such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. Pursuant to the third amended expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as “prior 2%/25% periods.” If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines (as defined in our advisory agreement) for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the third amended expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period.
In addition, the third amended expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we had positive cash flow for the quarter after the payment of a 5.0% annualized distribution, excluding any reinvestment of distributions, and (2) distributions paid for the quarter are 100% or less as a percentage of both our FFO, as defined by the National Association of Real Estate Investment Trusts, and MFFO, as defined by the Investment Program Association, for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) such lump sum payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment, and (2) such lump sum payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. The amount of such lump sum payment will not be aggregated with our total operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which the lump sum payment is made, and instead, the amounts of the unreimbursed expense payments comprising the lump sum payment will have been previously aggregated with our cumulative operating expenses for the prior 2%/25% periods in which such unreimbursed expense payments were originally incurred. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed as part of the lump sum payment to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period.
We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to SC Distributors, LLC (the dealer manager), legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which our dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through December 31, 2014, our advisor has paid on our behalf or reimbursed us for $6,802,994 in organization and offering costs and $4,412,055 in operating expenses related to the third amended expense support agreement. Also through December 31, 2014, our dealer manager has paid on our behalf $418,337 in offering costs. However, the total organization and offering costs paid by our advisor and our dealer manager exceeded the 15% limitation by $1,129,897 as of December 31, 2014. In accordance with this limitation, this excess is not reflected on our balance sheet as of December 31, 2014. We may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the years ended December 31, 2014 and 2013 was $2,917,313 and $511,712, respectively. The 2014 period benefited significantly from the expense support payments from our advisor of $2,128,248. Comparatively, the 2013 period benefited from expense support payments of $1,792,450. The primary difference between the two periods relates to the shortened activity period in 2013 due to our breaking escrow and commencing operations in May 2013. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs. In addition, the depreciation and amortization expenses were $2,438,550 and $600,764 for the years ended December 31, 2014 and 2013, respectively. The significant increase for the 2014 period relates to a full year operations on the properties acquired during 2013 and the additional properties acquired during 2014.

Cash flow used in investing activities during the year ended December 31, 2014 was $62,340,371, compared to net usage of $29,007,818 for the year ended December 31, 2013. During 2014 we acquired three properties for $59,719,256, while in 2013 we acquired two properties for $25,871,811. 2013 also reflects the initial investment of approximately $3,100,000 into our real estate securities portfolio, while we invested an additional $2,500,000 of new investments (aside from reinvestments of proceeds from securities sales) into our securities portfolio during 2014.

Cash flow provided by financing activities was $58,626,301 for the year ended December 31, 2014. We received proceeds of $19,031,109 in our offering. We paid $701,570 in offering costs that were not covered by our advisor and we reimbursed our advisor for $881,035 of offering costs previously funded by our advisor under our advisory agreement. We had net borrowings of $42,900,000 under our line of credit during 2014 which was used for the three property acquisitions. Cash distributions to stockholders paid during the year ended December 31, 2014 were $1,737,103. Of the total distributions declared for the year ended December 31, 2014, $1,047,236 was reinvested via our distribution reinvestment plan. Additionally, we processed six redemptions resulting in a payout by us of $877,465 after deductions for applicable 2% short term trading fees.

For the year ended December 31, 2013, cash flow provided by financing activities was $31,212,250. We raised $26,071,653 in our offering, of which $10,000,000 was from our sponsor. We paid $217,622 in offering costs that were not covered by our sponsor. During 2013, we had net borrowings of $5,500,000 under our line of credit to acquire 9022 Heritage Parkway and Wallingford Plaza. The line of credit repayments were from proceeds raised in our offering. Cash distributions to stockholders paid during the year ended December 31, 2013 were $430,695. Of the total distributions declared for the year ended December 31, 2013, $339,130 was reinvested via our distribution reinvestment plan. Deferred financing costs paid by us in connection with obtaining our line of credit and not reimbursed by our sponsor amounted to $50,216.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2014 and ending on December 31, 2014 for each share of Class A and Class B common stock outstanding. The table below shows the details of the distributions for 2014:

	Three Months Ended				Year Ended December 31, 2014
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924	$0.00173473
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$248,896	$734,604
Distributions reinvested	217,739	242,092	278,194	309,211	1,047,236
Distributions declared	$348,647	$396,527	$478,559	$558,107	$1,781,840

Source of Distributions:
Cash flow from operations	$348,647	$396,527	$478,559	$558,107	$1,781,840
Total Sources of Distributions	$348,647	$396,527	$478,559	$558,107	$1,781,840

Net Cash Provided by Operating Activities:	$461,434	$532,225	$523,575	$1,400,079	$2,917,313

Funds From Operations:	$(241,329)	$(97,641)	$203,989	$894,333	$759,352

From our inception through December 31, 2014, we declared cumulative distributions of $2,254,843 to common stockholders, as compared to cumulative FFO of negative $620,041. From our inception through December 31, 2014, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described in "Liquidity and Capital Resources" and Note 7 to our consolidated financial statements. For the year ended December 31, 2014, cash flow from operations benefited by $2,128,248 from the expense support agreement. Our advisor may continue providing us expense support up to a maximum of $9,200,000. Through December 31, 2014, our advisor has incurred $6,596,731 in expense support payments. Expense support payments by our advisor under the expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, the payment of our distributions would have come from proceeds of our offering or from additional borrowings.

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

Redemptions

During the year ended December 31, 2014, we processed two redemption requests for 10,008 Class A shares at a weighted average price of $12.23 per share, before allowing for the 2% short-term trading discount, and four redemption requests for 60,391 Class B shares at a weighted average price of $12.67 per share, before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations. There were no redemption requests for the year ended December 31, 2013.

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
The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of forgone rents, real estate taxes, recoverable charges and insurance) that would be incurred during the lease-up period, which generally ranges up to one year. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms into amortization expense.
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
Investments in Marketable Securities
In accordance with our investment guidelines as approved by our board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. We determine the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2014, we classified our investments in marketable securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.

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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to maintain our qualification as a REIT, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2014. The table does not include commitments with respect to the expense payments made by our advisor under our expense support agreement, as neither the timing nor ultimate amount of future payments due on such commitments can be determined. Through December 31, 2014, our advisor has incurred $6,596,731 in expense payments. Also see Note 7 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Regions Bank	$48,400,000	$48,400,000	$—	$—	$—
Deferred O&O (1)	2,570,322	923,664	1,646,658	—	—
Total	$50,970,322	$49,323,664	$1,646,658	$—	$—

(1) Excludes $1,129,897 of offering costs in excess of the 15% limitation contained in our advisory agreement based on the total proceeds raised in our primary offering through December 31, 2014. Although we may become obligated to repay all or a portion of this excess amount with additional capital raise, the annual amount of the repayments as reflected above will not change. Instead, the additional obligations will extend the total time period over which the repayments are made.
Off Balance Sheet Arrangements
As of December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Regions line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2014, we had $48,400,000 outstanding under our Regions line of credit at 2.66%, representing approximately a 56.2% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $242,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Regions line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
We will be exposed to credit risk, which is the risk that the counterparty will fail to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We are not currently a party to any such derivative contracts.
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2014, we owned $6,400,611 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2014 would result in a change of $640,061 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The rules of the Securities and Exchange Commission do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their respective positions and offices and certain biographical information regarding each of them are set forth below.

Name	Age	Position
W. Todd Henderson	47	Director, Chairman of the Board
James N. Carbone	59	Chief Executive Officer, President and Director
Julianna S. Ingersoll	35	Chief Operating Officer and Executive Vice President
Eric M. Russell	50	Chief Financial Officer and Vice President
Aimee E. Samford	43	Vice President, Treasurer and Secretary
Marc L. Feliciano	44	Director
Murray J. McCabe	47	Lead Independent Director
Deborah H. McAneny	56	Independent Director
M. Peter Steil, Jr.	72	Independent Director
Charles H. Wurtzebach, Ph. D.	66	Independent Director

W. Todd Henderson has served as our Chairman of the Board of directors since February 2012. Mr. Henderson has also served as a Managing Director and Head of Real Estate, Americas, Deutsche Asset & Wealth Management (Deutsche AWM) since January 2012, where he has been responsible for all facets of the direct real estate investment management business in the Americas. From March 2009 to January 2012, Mr. Henderson served as the Chief Investment Officer of RREEF Real Estate, Americas. From June 2007 to March 2009, he supervised RREEF Real Estate’s Value-Added and Development team, managing a $4.5 billion real estate investment portfolio for multiple institutional investors. Mr. Henderson served as a Managing Director of RREEF Real Estate’s Acquisitions team from 2003 to June 2007. Prior to joining RREEF Real Estate in 2003, Mr. Henderson was Director of Acquisitions for The J.E. Robert Company in Washington, D.C., where he was involved in the sourcing, executing and financing of over $6 billion of real estate transactions. He began his career at First Gibraltar Bank in 1991, managing the restructuring and disposition of nonperforming real estate loans on behalf of the bank and the Resolution Trust Company. Mr. Henderson holds a B.A. in History from the University of North Texas and an M.B.A. from The Wharton School of the University of Pennsylvania. Our board of directors has determined that Mr. Henderson will be a valuable member of our board because of his experience as a real estate industry executive with extensive investment, capital markets and portfolio management expertise, all of which we expect to bring valuable insight to the board of directors.

James N. Carbone has served as our Chief Executive Officer and President and as one of our directors since February 2012. Mr. Carbone has also served as a Managing Director and Head of Real Estate Retail Products, Americas, Deutsche AWM since September 2012, where he is responsible for growing real estate retail offerings in the Americas. Mr. Carbone served as Managing Director and Head of Global Business Development for RREEF Real Estate from January 2009 to September 2012. During this period, Mr. Carbone also served as Global Head of RREEF Real Estate from January 2009 to July 2010. He led the Strategic Initiatives Group for RREEF Real Estate from 2006 to January 2009. Mr. Carbone served as Office Specialist of RREEF Real Estate, overseeing all of the firm’s investments in commercial office properties and managing acquisition and disposition transactions in the office sector, from 1999 to 2007. In 1997, Mr. Carbone was named a partner of RREEF Real Estate and in 1998 became a member of RREEF Real Estate’s Americas Investment Committee. From 1979 until he joined RREEF Real Estate in 1995, Mr. Carbone worked in various capacities in the commercial real estate business, gaining experience in the management, brokerage, development, disposition and acquisition of properties. He is affiliated with numerous industry groups, including the Urban Land Institute and the National Association of Industrial and Office Properties. Mr. Carbone holds a B.A. in Economics from the University of California, Davis. Our board of directors has determined that Mr. Carbone’s experience with real estate investment products, particularly alternative investments, experience in acquiring commercial real estate and oversight of a multi-billion dollar real estate portfolio will make him a valuable member of our board of directors.

Julianna S. Ingersoll has served as our Chief Operating Officer and Executive Vice President since February 2015. Ms. Ingersoll previously served as our Chief Financial Officer and Vice President from February 2012 to February 2015. Ms. Ingersoll has also served as a Director, Real Estate Retail Products, Americas, of Deutsche AWM, a division of Deutsche Bank A.G. (“Deutsche Bank”), since February 2012. Prior to this position, Ms. Ingersoll was a Vice President of Business Development for RREEF Real Estate, currently RREEF America L.L.C., the Company’s sponsor, which, together with its affiliates in Europe and Asia, comprises the global real estate investment business of Deutsche AWM, from November 2007 to February 2012, where she sourced, underwrote and executed strategic transactions. Prior to joining RREEF Real Estate, she held various positions with Deutsche Bank. From May 2006 to November 2007, Ms. Ingersoll served as Vice President of the Residential Mortgage-Backed Securities group of Deutsche Bank, where she was responsible for sourcing, underwriting and executing strategic acquisitions and joint ventures. From 2004 to 2006, she served as an Associate and Vice President of the Corporate Investments group of Deutsche Bank, where she was responsible for sourcing and executing strategic acquisitions and divestitures. From 2003 to 2004, she served as an Analyst for the Corporate Investments group of Deutsche Bank. Ms. Ingersoll joined Deutsche Bank in June 2001 as an analyst for the Technology Investment Banking team. Ms. Ingersoll holds a B.S. in Business Administration from Washington & Lee University.

Eric M. Russell has served as our Chief Financial Officer and Vice President since February 2015. Mr. Russell previously served as our Assistant Treasurer from May 2013 to February 2015. He has served as a Director and Controller, RREEF Real Estate Fund Finance, Americas, Deutsche AWM since 2011 and as Vice President and Controller, RREEF Real Estate Fund Finance since 2000. During his tenure, Mr. Russell presided over RREEF Property Trust since November 2012 and previously presided over a large separate account with a peak size of USD 4.5 billion, a separate account focused on ground-up development and a private foreign investor owned REIT of approximately USD 1 billion in size. In these roles, Mr. Russell oversaw all financial reporting, fund accounting, tax compliance and loan compliance. Prior to joining RREEF Real Estate, Mr. Russell served as an Accounting Manager and Assistant Controller at iStar Financial, Inc., a publicly traded REIT, from 1996 to 2000. From 1994 to 1996, he worked as a Controller at Sierra National Home Warranty Corporation, a publicly traded company. Mr. Russell served as a Senior Auditor at Grant Thornton LLP from 1992 to 1994 and a Staff Auditor from 1991 to 1992. Mr. Russell holds a B.S. in Atmospheric Science from the University of California, Davis and is a certified public accountant (inactive).

Aimee E. Samford has served as our Treasurer since February 2015, and has served as our Vice President and Secretary since November 2012. Ms. Samford has also served, and continues to serve, as a Director and Chief Operating Officer, Real Estate, Americas, for Deutsche AWM's real estate business within Alternatives and Real Assets since September 2011. From 2005 to September 2011, Ms. Samford was a Director in RREEF Real Estate’s Strategic Planning and Analysis group. From 2004 to 2005, she was a Director in Corporate Finance. From 2001 to 2004, Ms. Samford was a Vice President, Assistant Controller and Corporate Controller of Deutsche AWM's real estate business. She joined Deutsche AWM's real estate business in 1998 as a Manager of Corporate Finance. From 1996 until joining Deutsche AWM's real estate business in 1998, Ms. Samford was a Financial Analyst at Mattel, Inc. From 1993 to 1996, she served as an Audit and Tax Professional at Deloitte & Touche LLP. Ms. Samford holds a B.A. in Business Economics from the University of California, Los Angeles and is a certified public accountant (inactive).

Marc L. Feliciano has served as one of our directors since November 2012. Mr. Feliciano has also served as a Managing Director, Chief Investment Officer and Head of Real Estate Portfolio Management, Americas, Deutsche AWM since September 2012. As Chief Investment Officer, he works with portfolio managers in developing specific portfolio strategies for each account or fund as part of the annual investment plan process. Mr. Feliciano also serves as Chairman of Deutsche AWM's real estate investment business’ Americas Investment Committee, which governs equity and debt investments and portfolios, a member of the Americas Leadership Committee and Co-Portfolio Manager of

the RREEF Debt Investments Fund. From September 2010 to January 2012, he served as Global Head of Risk and Performance Analysis for RREEF Real Estate, where he was responsible for the development of allocation, risk and performance tools. In this role, he was a member of the Global Chief Investment Officer Group, which formulated global and regional house views and strategy and developed the House Portfolio for each region. From 2005 to September 2010, Mr. Feliciano was a Portfolio Manager and assisted in the restructuring of real estate debt. Prior to joining RREEF Real Estate in 2005, Mr. Feliciano worked in the private and public real estate industries in various positions for Morgan Stanley, Heitman Real Estate Securities LLC (formerly Heitman/PRA Securities Advisors) and INVESCO Realty Advisors, Inc. He holds a B.A. in Business Administration from the University of Texas at Austin and a M.B.A. from the University of Texas McCombs School of Business. Our board of directors has determined that Mr. Feliciano will be a valuable member of our board of directors because of his extensive experience with real estate investments and portfolio management.

Murray J. McCabe has served as one of our independent directors since November 2012 and as our lead independent director since March 2013. In September 2012, Mr. McCabe joined Blum Capital Partners, L.P., or Blum Capital, an investment firm, as a Managing Partner, where he serves as a member of the Management Committee of the firm. He is responsible for overseeing and managing Blum Capital’s global real estate-related investment initiatives, focusing on distressed debt, opportunistic equity investments and structured investments in public securities. Prior to joining Blum Capital, Mr. McCabe worked at JPMorgan Chase & Co., or JPMorgan, from 1992 through August 2012. During his 20-year tenure at JPMorgan, Mr. McCabe held several positions in the Investment Banking Division, including Managing Director and Co-Head of Real Estate and Lodging Investment Banking, North America, from March 2007 to March 2008, and Global Head of Real Estate and Lodging Investment Banking, from March 2008 through his departure in August 2012. In addition, Mr. McCabe served as a member of JPMorgan’s Mergers and Acquisitions Fairness Opinion Committee from 2001 to 2002, the Investment Banking Coverage Management Committee from 2010 through his departure in August 2012 and on the board of JPMorgan Real Estate Advisors during the same period. Mr. McCabe is a member of the advisory board for the Fisher Center for Real Estate and Urban Economics at the University of California at Berkeley, and is also an executive council member of the Real Estate Finance and Investment Center and serves on the REIT Investment Funds advisory board for the McCombs School of Business at the University of Texas, Austin. He is a director of Monogram Residential Trust, Inc., a nationwide owner and operator of institutional multifamily properties, and also serves as a director of Special Diversified Opportunities Inc. He has served as a director of Columbia Property Trust, Inc. since September 2013. Mr. McCabe holds a B.A. in Finance from the University of Texas at Austin. Our board of directors has determined that Mr. McCabe’s extensive investment banking and transactional experience in the real estate industry will make him a valuable member of the board of directors.

Deborah H. McAneny has served as one of our independent directors since November 2012. Ms. McAneny served as the Chief Operating Officer of Benchmark Assisted Living, LLC, or Benchmark, an owner and operator of senior living facilities in New England, from April 2007 to May 2009. Since April 2007, she has also served as a director (2007-2013) and member of the board of advisors (2013-present) of Benchmark and member of its audit committee. Prior to joining Benchmark, she was employed by John Hancock Financial Services, or John Hancock, for approximately 20 years, where she advanced to Executive Vice President and was responsible for a portfolio of structured and alternative investment businesses including John Hancock’s real estate, structured fixed-income, timber and agricultural investment business units. Prior to joining John Hancock in 1985, she was a senior auditor for Arthur Anderson & Co. for four years. Ms. McAneny serves on the board of directors of several other companies. Since January 2007, Ms. McAneny has served on the board of HFF, Inc., or HFF, a publicly traded provider of commercial real estate capital market services also listed on the NYSE. She is currently the lead independent director of HFF, the Chairperson of its Nominating and Corporate Governance Committee and a member of its Audit Committee. Ms. McAneny has also served as a director of RREEF America REIT II, Inc., a private REIT sponsored by our sponsor, since May 2011. From 2005 to 2014, she served as a director of KKR Financial Holdings LLC, or KFN, a publicly traded specialty finance company listed on the NYSE. She was also the Chairperson of KFN’s Compensation Committee and a member of KFN’s Affiliated Transaction Committee and Nominating and Corporate Governance Committee. She has served as a trustee of the University of Vermont since 2004 and as a trustee of the Rivers School since 2004. From 2001 to 2004, she served as President of the CRE Finance Council, formerly known as the Commercial Mortgage Securities Association, an international trade organization for the commercial real estate finance markets. Ms. McAneny holds a Masters Professional Director Certification from the American College of Corporate Directors and a B.S. in Business

Management from the University of Vermont. Our board of directors has determined that Ms. McAneny will be a valuable member of our board because of her leadership positions on boards of public companies and experience with management of commercial real estate portfolios.
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
Audit Committee
Our board of directors has one permanent committee, the Audit Committee. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibility to oversee the quality and integrity of our financial reporting and the audits of our financial statements. The Audit Committee is comprised of three of our independent directors, and its duties include the appointment, retention and oversight of our independent registered public accounting firm. Deborah H. McAneny, M. Peter Steil, Jr. and Charles H. Wurtzebach, each of whom meets the qualifications for audit committee independence under the rules of the New York Stock Exchange ("NYSE"), have been appointed to serve as members of the Audit Committee. Dr. Wurtzebach serves as the Chairperson of the Audit Committee, and our board of directors has determined that Dr. Wurtzebach qualifies as an “audit committee financial expert” as that term is defined by SEC rules. The Audit Committee must have at least three members and be comprised solely of members of our board of directors that meet the independence criteria of our charter and the NYSE listing standards.

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

The following director compensation table sets forth the compensation paid to our independent directors in fiscal year 2014 for services to us. Directors who are not independent directors are not compensated by us for their service on our board of directors. All compensation was paid in cash.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Deborah H. McAneny	$55,250	$—	$55,250
Murray J. McCabe	54,500	—	54,500
M. Peter Steil, Jr.	55,500	—	55,500
Charles H. Wurtzebach, Ph. D.	63,000	—	63,000
Total	$228,250	$—	$228,250

(1)
Each of our current independent directors will receive a grant of 5,000 Class B shares of restricted stock at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our Offering.

Cash Compensation

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

Equity Plan Compensation
In addition, our board of directors approved the grant of shares of restricted stock to each of our independent directors under our independent directors’ compensation plan, which operates as a sub-plan of our long-term incentive plan, as described below. Under our independent directors compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors will receive an initial grant of 5,000 Class B shares of restricted stock, which we refer to as the “initial restricted stock grant,” at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our Offering. Each new independent director that subsequently joins the board will receive the initial restricted stock grant on the date he or she joins the board. The initial restricted stock grant will generally vest in equal installments over a three-year period beginning on the first anniversary of the grant date; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the independent director’s service as a director due to his or her death or disability or (2) a change in control of our company. The board of directors may approve, at its discretion, an additional award of Class B shares of restricted stock upon an independent director’s subsequent re-election to the board, subject to such terms and conditions as provided by the board at such time.
Our board of directors has adopted a long-term incentive plan, which we use to attract and retain directors, officers, employees and consultants. Our incentive plan offers qualified individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The incentive plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units and other stock-based awards and cash-based awards to directors, employees and consultants of ours selected by the board of directors for participation in the incentive plan. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant and may not have a term in excess of ten years from the grant date.
Our board of directors or a committee appointed by our board of directors administers the incentive plan, with sole authority to determine all of the terms and conditions of the awards. No awards will be granted under the incentive plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our board of directors, no award granted under the incentive plan will be transferable except through the laws of descent and distribution.
Our board of directors has authorized and reserved an aggregate maximum number of 300,000 Class B shares for issuance under the incentive plan. However, no awards shall be granted under the incentive plan on any date on which the aggregate number of shares subject to awards previously issued under the incentive plan, together with the proposed awards to be granted on such date, exceeds 2% of the number of outstanding shares of common stock on such date. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, a stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the incentive plan will be adjusted proportionately and our board of directors will make adjustments to the incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from the transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
Our board of directors may, in its sole discretion at any time, determine that all or a portion of a participant’s awards will become fully vested. The board may discriminate among participants or among awards in exercising its discretion. The incentive plan will automatically expire on the tenth anniversary of the date on which it was approved by our board of directors and stockholders, unless extended or earlier terminated by the board of directors. Our board of directors may terminate the incentive plan at any time. The expiration or other termination of the incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the incentive plan expires or is terminated. Our board of directors may amend the incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the incentive plan.

Compensation Committee

We do not have a compensation committee because we do not compensate our executive officers or non-independent directors. Recommendations with respect to compensation of our independent directors are made by our board of directors
Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not pay, or plan to pay, any compensation to our officers, and as noted above we have no employees. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Beneficial Owners and Management
The following table shows the beneficial ownership of shares of our common stock as of March 10, 2015 by:

•	any beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of our current executive officers; and

•	all of our current directors and executive officers as a group.
To our knowledge, other than our sponsor and the Saginaw Chippewa Tribe of Michigan, there is no person, or group of affiliated persons, that beneficially owns more than 5% of our common stock. Information with respect to beneficial ownership has been furnished by each director and officer.
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

Class of Stock	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
	Directors and Executive Officers:
	W. Todd Henderson	—	—
B	James N. Carbone	24,052.49	0.54%
	Marc L. Feliciano	—	—
	Murray J. McCabe	—	—
B	Deborah H. McAneny	4,163.30	0.09
	M. Peter Steil, Jr.	—	—
B	Charles H. Wurtzebach, Ph.D.	8,097.17	0.18
B	Julianna S. Ingersoll	1,749.48	0.04
	Eric M. Russell	—	—
	Aimee E. Samford	—	—
	All current executive officers and directors as a group (10 persons)	38,062.44	0.85%
	5% Stockholders:
B	RREEF America L.L.C.	929,907.85	20.93%
A	Saginaw Chippewa Tribe of Michigan	444,138.45	9.99%

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our incentive plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:(1)	—	—	300,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	300,000

(1)
Each of our current independent directors will receive a grant of 5,000 Class B shares of restricted stock at the end of the first full calendar quarter following the date that we issued 12,500,000 shares in our Offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The following describes all transactions during the years ended December 31, 2014 and 2013 and currently proposed transactions involving us, our directors, our advisor, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Ownership Interests

RREEF America has invested an aggregate of $10.2 million through purchases of shares of our Class B common stock. As of March 10, 2015, our executive officers and independent directors, as a group, own no shares of our Class A common stock and 38,062 shares of Class B common stock.

Our Relationship with Our Advisor and Our Sponsor
We are externally advised and managed by our sponsor and advisor, RREEF America, which is responsible for the management, acquisition, disposal, leasing, maintenance and operating of all our real estate investments. RREEF America’s executive offices are located at 345 Park Avenue, 26th floor, New York, New York 10154. RREEF America’s telephone number is (212) 454-6260. All of our officers and directors, other than the independent directors, are employees of RREEF America. We have and will continue to have certain relationships with RREEF America and its affiliates.
Advisory Agreement
We are managed and advised by RREEF America pursuant to the advisory agreement that became effective December 21, 2012 and was last renewed on November 11, 2014, effective as of January 3, 2015, for an additional one-year term expiring January 3, 2016.
Pursuant to the advisory agreement and subject to the supervision of our board of directors, our advisor will have the responsibility to, among other things:

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

•
calculate, at the end of each business day, the Class A NAV per share and Class B NAV per share in accordance with the valuation guidelines, and in connection therewith, obtain appraisals performed by the independent valuation advisor and other independent third-party appraisal firms concerning the value of the real properties; provided, however, that effective February 2, 2015, BNY Mellon will, under the supervision of our advisor, calculate, at the end of each business day, the Class A NAV per share and Class B NAV per share in accordance our valuation guidelines;

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

•	provide the daily management and perform and/or supervise the various administrative functions reasonably necessary for our management and operations;

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

The fixed component of the advisory fee will accrue on a daily basis. The fixed component will not be earned and, therefore, will not begin to accrue until the date on which our combined NAV for both classes of shares has reached $50,000,000. Our combined NAV for both classes of shares first exceeded $50,000,000 during January 2015. The performance component will be calculated such that for any calendar year in which the total return per share for a particular class exceeds 6% per annum, which we refer to as the “6% return,” our advisor will receive 25% of the excess total return above the 6% return; provided that in no event will the performance component exceed 10% of the aggregate total return for such year. The total return to stockholders is defined for each class of common stock as the change in NAV per share for such class plus distributions per share for such class. However, in the event the our NAV per share for any class of common stock decreases below $12.00, the performance component will not be earned on any increase in NAV up to $12.00 per share with respect to that class.

Expense Reimbursements

Under the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the third amended expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below under the heading “2%/25% Guidelines." As of December 31, 2014, we owed our advisor for $36,155 of such costs.

Organization and Offering Costs

Under the advisory agreement, RREEF America agreed to pay all of our organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of our organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of this Deferred O&O on behalf of us or our operating partnership from our inception through January 3, 2014. Pursuant to the advisory agreement, in January 2014, we began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months. For the year ended December 31, 2014, we reimbursed RREEF America $918,099 for Deferred O&O.

Expense Support Agreement

On May 29, 2013, we entered into an expense support agreement with our advisor, as most recently amended and restated on December 16, 2014, or the third amended expense support agreement. Pursuant to the terms of the third amended expense support agreement, our advisor has agreed to defer reimbursement of certain expenses related to our operations that our advisor has incurred, and will continue to incur which we refer to as “expense payments.” These expense payments include, without limitation, expenses that are organizational and offering expenses and operating expenses under our advisory agreement. The third amended expense support agreement provided for limits on the expense payments that may be incurred by our advisor and for the terms of the deferred reimbursement of the expense payments by us to our advisor.

Pursuant to the third amended expense support agreement, our advisor may incur expense payments until the earlier of (1) the date we have surpassed $200 million in aggregate gross proceeds from our Offering, which we refer to as the “gross proceeds limit,” or (2) the date the aggregate expense payments by our advisor exceed $9.2 million, which we refer to as the “expense payment limit.” We will continue to incur and pay certain fees and property level expenses (inclusive of acquisition related expenses and interest expense on borrowed funds secured by properties). In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which operating expenses will not be treated as expense payments and for which we will not be entitled to reimbursement from our advisor. As of December 31, 2014, our advisor had made an aggregate of $6,596,731 in expense payments.

Pursuant to the third amended expense support agreement, following the date that the expense payment limit or the gross proceeds limit is reached, (1) our advisor will cease incurring expense payments, and (2) thereafter, any organizational and offering expenses and operating expenses incurred by our advisor on our behalf or on behalf of our operating partnership will be subject to reimbursement by us to our advisor on no less than a monthly basis pursuant to the terms of our advisory agreement, subject to the limits set forth in our advisory agreement, as applicable. Commencing with the first calendar quarter of the calendar year immediately following the calendar year in which either the expense payment limit or the gross proceeds limit is reached, within the first 30 calendar days of such first calendar quarter and within the first 30 days of each subsequent calendar quarter, we will pay to our advisor an amount, subject to certain limitations and subject to increase in accordance with the third amended expense support agreement, equal to the lesser of (1) $250,000 and (2) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us. Notwithstanding the foregoing, we may, in our sole discretion, reimburse our advisor for all or any portion of the expense payments at any time in advance.

Through December 31, 2014, we have made no reimbursements to RREEF America under the third amended expense support agreement.

Term and Termination Rights under the Advisory Agreement
Our advisory agreement has a one-year term expiring January 3, 2016, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. The advisory agreement may be terminated (1) immediately by us for “cause,” upon the bankruptcy of our advisor, (2) at the option of either party upon a change of control, (3) upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent directors or (4) upon 60 days’ written notice by our advisor. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses pursuant to the reimbursement schedule described above and all earned but unpaid fees.

2%/25% Guidelines

As described above, our advisor is entitled to reimbursement of certain expenses. However, we will not reimburse our advisor at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, collectively the “2%/25% Guidelines”. Our advisor must reimburse us for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors.

For purposes of these limits, (1) “total operating expenses” are our aggregate expenses of every character paid or incurred as determined under GAAP, including the advisory fee, but excluding: (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses, and tax incurred in connection with the issuance, distribution, transfer and registration of our shares; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses, brokerage fees on resale of properties and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property); (2) “average invested assets” is the average of the aggregate book value of our assets (other than intangibles) invested, directly or indirectly, in real estate and other real estate related assets, before deducting depreciation, bad debts or other non-cash reserves, computed by taking the average of such values at the end of each month during the period; and (3) “net income” is our total revenues less our total expenses excluding reserves for depreciation, bad debts and other similar non-cash reserves. For the years ended December 31, 2014 and 2013, our total operating expenses were 3.8% and 9.3%, respectively, of our average invested assets and 333.5% and -127.8%, respectively, of our net income.

Fees and Reimbursements Paid to Our Advisor
The following table sets forth the fees paid, and the amount of expenses reimbursed, to our advisor for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014	Year ended December 31, 2013
Fixed advisory fee	$0	$0
Performance advisory fee(1)	$0	$0
Reimbursement of organization and offering expenses(2)	$918,099	$0
Reimbursement of operating expenses(3)	$0	$0
Reimbursement for out-of-pocket acquisition expenses(4)	$0	$0

(1) Our advisor waived any performance fee earned for in 2013 and 2014.
(2) As of December 31, 2014 and 2013, we owed our advisor for organization and offering costs as follows:

	December 31, 2014	December 31, 2013
Deferred O&O reimbursable to RREEF America	$2,570,322	$2,987,400
Expense payments - O&O	2,184,676	741,361
Total organization and offering costs payable to RREEF America	$4,754,998	$3,728,761

(3) As of December 31, 2014 and 2013, we owed our advisor for operating expenses as follows:

	December 31, 2014	December 31, 2013
Expense Payments - operating expenses	$4,412,055	$2,277,061
Expenses reimbursable pursuant to the advisory agreement	36,155	—
	$4,448,210	$2,277,061

(4) As of December 31, 2014 and 2013, we owed our advisor zero for out-of-pocket acquisition expenses.

Selling Commissions and Fees Paid to the Dealer Manager

SC Distributors, LLC (the “Dealer Manager”), is the dealer manager for our Offering. The Dealer Manager coordinates our distribution effort and manages our relationships with participating broker-dealers and provides assistance in connection with compliance matters relating to marketing the Offering. The selling commissions and other fees that we pay to the Dealer Manager are set forth below.

•
A selling commission of up to 3.0% of the NAV per Class A share on the date of purchase. We do not pay selling commissions with respect to purchases of Class B shares or shares of either class sold pursuant to our distribution reinvestment plan. All or a portion of the selling commission may be reallowed to participating broker-dealers.

•
A dealer manager fee that accrues daily in an amount equal to 1/365th of 0.55% of our NAV for each of our outstanding Class A and Class B shares for such day on a continuous basis from year to year; provided, however, that the dealer manager fee will not be charged on the NAV of the shares owned by our sponsor. This reduction in the dealer manager fee inures to the benefit of all shareholders. The dealer manager fee is payable in arrears on a monthly basis. A portion of the dealer manager fee may be reallowed to participating broker-dealers.

•
A distribution fee with respect to our outstanding Class A shares only that accrues daily in an amount equal to 1/365th of 0.50% of the amount of our NAV for the outstanding Class A shares for such day on a continuous basis from year to year. The distribution fee is payable in arrears on a monthly basis. We will not pay a distribution fee with respect to Class B shares. A portion of the distribution fee may be reallowed to participating broker-dealers.

The following table sets forth the selling commissions, dealer manager fees and distribution fees incurred by us for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014	Year ended December 31, 2013
Selling commissions	$144,398	$196,777
Distribution fees	86,971	13,413
Dealer manager fees (1)	135,491	19,047
	$366,860	$229,237

(1) The Dealer Manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.

From January 3, 2013, the date we commenced our Offering, through December 31, 2014, the ratio of the cost of raising capital to capital raised was 14.5%.
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

RREEF America will allocate investment opportunities suitable for us or for other persons, including RREEF America or an affiliate of RREEF America or an account managed or advised by RREEF America or an affiliate of RREEF America, in accordance with an equitable and reasonable allocation procedure consistent with RREEF America’s fiduciary duty to us and with due regard to our investment objectives and the characteristics of the specific investment. When RREEF America identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.
We have also adopted a Code of Ethics that applies to our officers and directors, each of which we refer to as “covered person”.  The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Director Independence
Although our shares are not listed for trading on any national securities exchange, our board of directors has determined that a majority of the members of our board of directors, and all of the members of the audit committee, are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

In addition, our board of directors determined that these directors are independent pursuant to the definition of independence in our charter, as required by the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. Our charter provides that an independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with our advisor or sponsor. A director is deemed to be associated with our advisor or sponsor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our advisor, our sponsor, or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs organized by our sponsor or advised by our advisor.  A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor, and any of their affiliates exceeds five percent of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis.  An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our advisor, our sponsor or any of their affiliates. Our charter requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Our board of directors has determined that each of Murray J. McCabe, Deborah H. McAneny, M. Peter Steil, Jr., and Charles H. Wurtzebach, Ph.D. are independent directors pursuant to our charter and the definition of independence as defined by the NYSE.
Review of Our Policies

Our board of directors, including our Independent Directors, has reviewed our policies described in this Annual Report and our registration statement related to our Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; (4) borrowings should enable us to purchase assets and earn rental income more quickly; and (5) best practices corporate governance and high ethical standards help promote our long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Currently Proposed Transactions

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm
The following tables set forth the aggregate fees billed or to be billed to us for services performed for the fiscal years ended December 31, 2014 and 2013 by KPMG LLP ("KPMG"), our independent registered public accounting firm.

	Year Ended December 31
	2014	2013
Audit fees	$388,000	$227,800
Audit-related fees	—	—
Tax fees	25,000	29,257
All other fees	—	—
Total	$413,000	$257,057
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
Audit Committee Pre-Approval Policies and Procedures
Our audit committee charter imposes a duty on our Audit Committee to pre-approve all audit services and permissible non-audit services to be provided to us by our independent auditor in order to ensure that the provision of such services does not impair our auditors' independence. Our Audit Committee must also review and approve in advance any proposal from RREEF America, and any entity controlling, controlled by, or under common control with RREEF America, that provides ongoing services to us (a “Service Affiliate”) or employs the independent auditor to render non-audit services, if such engagement would relate directly to our operations and financial reporting. As a part of its review, our Audit Committee will consider whether the provision of such services impacts the auditors’ independence.
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
Since January 1, 2013, all audit and non-audit services performed by KPMG for us, RREEF America and any Service Affiliates that required the pre-approval of our Audit Committee were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 30 hereof.

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
3.1
Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement filed November 29, 2012 (“Pre-Effective Amendment No. 3”).

3.2	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3.
10.1
Advisory Agreement, dated as of December 21, 2012, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 4 to the Registration Statement filed December 21, 2012 (“Pre-Effective Amendment No. 4”).

10.2	Valuation Services Agreement, dated as of December 21, 2012, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4.
10.3
Amended and Restated Escrow Agreement, dated as of December 28, 2012, by and among the Company, SC Distributors, LLC and UMB Bank, N.A., incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Registration Statement filed December 31, 2012.

10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registration Statement filed September 21, 2012 (“Pre-Effective Amendment No. 2”).
10.5	RREEF Property Trust, Inc. Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 2.
10.6	RREEF Property Trust, Inc. Independent Director Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3.
10.7	Form of Independent Directors Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.7 to the initial Registration Statement on Form S-11 filed March 26, 2012.
10.8
Credit Agreement, dated as of May 1, 2013, by and among RREEF Property Operating Partnership, LP, as borrower, the Company, as guarantor, Regions Bank, as Lender and administrative agent, and Regions Capital Markets, as sole lead arranger and sole book runner, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2013.

10.9
First Amendment to Credit Agreement, dated as of April 30, 2014, by and among RREEF Property Operating Partnership, LP, RREEF Property Trust, Inc. and Regions Bank, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2014.

10.10
Second Amendment to Credit Agreement, dated as of December 17, 2014, by and among RREEF Property Operating Partnership, LP, as borrower, RREEF Property Trust, Inc., as guarantor, Regions Bank, as Lender and administrative agent, and Regions Capital Markets, as sole lead arranger and sole book runner, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2014.

10.11
Expense Support Agreement, dated and effective as of May 29, 2013, by and between the Company and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 31, 2013.

10.12
First Amended and Restated Expense Support Agreement, dated November 11, 2013, by and between the Company and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 12, 2013.

10.13
Second Amended and Restated Expense Support Agreement, dated May 8, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 13, 2014.

10.14
Third Amended and Restated Expense Support Agreement, dated December 16, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2014.

10.15
Agreement of Purchase and Sale, dated March 28, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013 (the “May 31 Form 8-K”).

10.16
First Amendment to Agreement of Purchase and Sale, dated April 30, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.3 to the May 31 Form 8-K.

10.17
Second Amendment to Agreement of Purchase and Sale, dated May 7, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the May 31 Form 8-K.

10.18	Assignment of Agreement of Purchase and Sale, dated May 31, 2013, by and between RREEF America L.L.C. and RPT Heritage Parkway, LLC, incorporated by reference to Exhibit 10.5 to the May 31 Form 8-K.
10.19
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 20, 2013, by and between WP Partners LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 6 to this Registration Statement filed March 11, 2014 ("Post-Effective Amendment No. 6").

10.20
Assignment of Agreement of Purchase and Sale, dated as of December 9, 2013, by and between RREEF America L.L.C. and RPT Wallingford Plaza, LLC, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 6.

10.21
Wholesaling Agreement, dated and effective as of March 18, 2014, by and between RREEF Property Trust, Inc., RREEF Operating Partnership, LP, SC Distributors, LLC and Realty Capital Securities, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 24, 2014.

10.22
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of September 24, 2014, by RREEF America L.L.C. and RPT Terra Nova Plaza, LLC., incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12.

10.23
Purchase and Sale Agreement, dated as of March 12, 2014, by and between DP 1109 Commerce LLC. and RREEF America L.L.C., incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 8 to the Registration Statement filed April 4, 2014 (“Post-Effective Amendment No. 8”).

10.24
Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of June 16, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 10 to the Registration Statement filed July 3, 2014 (“Post-Effective Amendment No. 10”).

10.25
First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of June 26, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 10.

10.26
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of June 30, 2014, by and between RREEF America L.L.C. and RPT Anaheim Hills Office Plaza, LLC, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 10.

10.27
Agreement for Purchase and Sale and Escrow Instructions, dated as of September 15, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Registration Statement filed October 3, 2014 (“Post-Effective Amendment No. 12”).

10.28
First Amendment to Agreement for Purchase and Sale and Escrow Instructions, dated as of September 24, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 12.

10.29
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of September 24, 2014, by RREEF America L.L.C. and RPT Terra Nova Plaza, LLC, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 12.
24.1*	Power of Attorney, included in signature page.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: March 13, 2015

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints James N. Carbone, his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
James N. Carbone

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2015
Eric M. Russell

/s/ W. TODD HENDERSON	Chairman of the Board	March 13, 2015
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 13, 2015
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 13, 2015
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 13, 2015
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 13, 2015
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 13, 2015
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RREEF Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, the related consolidated statements of operations and comprehensive loss for the years then ended and stockholders’ equity and cash flows for the years then ended and the period from February 7, 2012 (inception) through December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RREEF Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations for the years then ended and their cash flows for the years then ended and the period from February 7, 2012 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Dallas, Texas
March 13, 2015

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$26,568,494	$6,023,990
Buildings and improvements, less accumulated depreciation of $1,289,650 and $192,616, respectively	50,904,672	14,640,468
Acquired intangible lease assets, less accumulated amortization of $1,937,709 and $410,215, respectively	13,955,962	5,551,759
Total investment in real estate assets, net	91,429,128	26,216,217
Investment in marketable securities	6,400,611	2,882,206
Total investment in real estate assets and marketable securities, net	97,829,739	29,098,423
Cash and cash equivalents	2,119,387	2,916,144
Receivables	550,660	266,756
Prepaids and other assets	170,454	22,505
Deferred financing costs, less accumulated amortization of $569,662 and $183,684, respectively	162,938	388,206
Total assets	$100,833,178	$32,692,034
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$48,400,000	$5,500,000
Accounts payable and accrued expenses	316,939	53,956
Due to affiliates	9,203,208	6,005,822
Acquired below market lease intangibles, less accumulated amortization of $188,045 and $2,067, respectively	8,340,493	789,033
Distributions payable	87,045	42,308
Other liabilities	877,848	125,843
Total liabilities	67,225,533	12,516,962
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 500,000,000 Class A shares authorized, 1,808,602 and 978,160 issued and outstanding, respectively	18,087	9,782
Common stock, $0.01 par value; 500,000,000 Class B shares authorized, 1,900,362 and 1,212,197 issued and outstanding, respectively	19,004	12,122
Additional paid in capital	39,016,222	22,782,945
Accumulated deficit	(6,035,150)	(2,454,206)
Accumulated other comprehensive income (loss)	589,482	(175,571)
Total stockholders' equity	33,607,645	20,175,072
Total liabilities and stockholders' equity	$100,833,178	$32,692,034
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
Revenues
Rental and other property income	$4,591,711	$761,684
Tenant reimbursement income	593,845	14,705
Investment income on marketable securities	133,208	81,316
Total revenues	5,318,764	857,705
Expenses
General and administrative expenses	2,232,336	1,653,358
Property operating expenses	1,007,235	35,872
Acquisition related expenses	333,554	137,484
Depreciation	1,097,034	192,616
Amortization	1,461,422	409,194
Total operating expenses	6,131,581	2,428,524
Operating loss	(812,817)	(1,570,819)
Interest expense	(1,078,124)	(324,560)
Net realized gain (loss) upon sale of marketable securities	91,837	(85,824)
Net loss	$(1,799,104)	$(1,981,203)
Weighted average number of common shares outstanding:
Basic and diluted	2,870,160	800,194
Net loss per common share:
Basic and diluted	$(0.63)	$(2.48)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013
Net loss	$(1,799,104)	$(1,981,203)
Other comprehensive income (loss):
Reclassification of previous unrealized loss (gain) on marketable securities into net (gain) loss	(91,837)	85,824
Unrealized gain (loss) on marketable securities	856,890	(261,395)
Total other comprehensive income (loss)	765,053	(175,571)
Comprehensive loss	$(1,034,051)	$(2,156,774)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balances, February 7, 2012 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	—	—	16,667	167	199,833	—	—	200,000
Balances, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$—	$—	$200,000
Issuance of common stock	—	—	976,426	9,765	1,169,426	11,694	26,165,194	—	—	26,186,653
Issuance of common stock through the distribution reinvestment plan	—	—	1,734	17	26,104	261	338,852	—	—	339,130
Distributions to investors	—	—	—	—	—	—	—	(473,003)	—	(473,003)
Dealer-manager fees	—	—	—	—	—	—	(19,047)	—	—	(19,047)
Other offering costs	—	—	—	—	—	—	(3,901,887)	—	—	(3,901,887)
Comprehensive loss	—	—	—	—	—	—	—	(1,981,203)	(175,571)	(2,156,774)
Balances, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	811,790	8,118	693,608	6,936	18,901,055	—	—	18,916,109
Issuance of common stock through the distribution reinvestment plan	—	—	28,660	287	54,948	550	1,046,399	—	—	1,047,236
Redemption of common stock	—	—	(10,008)	(100)	(60,391)	(604)	(876,761)	—	—	(877,465)
Distributions to investors	—	—	—	—	—	—	—	(1,781,840)	—	(1,781,840)
Dealer-manager fees	—	—	—	—	—	—	(135,491)	—	—	(135,491)
Other offering costs	—	—	—	—	—	—	(2,701,925)	—	—	(2,701,925)
Comprehensive loss	—	—	—	—	—	—	—	(1,799,104)	765,053	(1,034,051)
Balances, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	$39,016,222	$(6,035,150)	$589,482	$33,607,645

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period February 7, 2012 (inception) through December 31, 2012
Cash flows from operating activities:
Net loss	$(1,799,104)	$(1,981,203)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,097,034	192,616	—
Net realized (gain) loss upon sale of marketable securities	(91,837)	85,824	—
Amortization of intangible lease assets and liabilities	1,341,516	408,148	—
Amortization of deferred financing costs	385,978	183,684	—
Straight line rent	(342,643)	(64,384)	—
Changes in assets and liabilities:
Receivables	(50,680)	(65,492)	—
Prepaids and other assets	(83,478)	(17,959)	—
Accounts payable and accrued expenses	197,254	42,341	—
Other liabilities	135,025	(64,313)	—
Due to affiliates	2,128,248	1,792,450	—
Net cash provided by operating activities	2,917,313	511,712	—
Cash flows from investing activities:
Investment in real estate and related assets	(59,719,256)	(25,871,811)	—
Investment in marketable securities	(6,256,592)	(5,529,794)	—
Proceeds from sale of marketable securities	3,635,477	2,393,787	—
Net cash used in investing activities	(62,340,371)	(29,007,818)	—
Cash flows from financing activities:
Proceeds from line of credit	51,400,000	12,200,000	—
Repayments of line of credit	(8,500,000)	(6,700,000)	—
Proceeds from issuance of common stock	19,031,109	26,071,653	200,000
Payment of offering costs	(1,582,605)	(217,622)	—
Distributions to investors	(1,737,103)	(430,695)	—
Repurchase of shares	(877,465)	—	—
Common stock issued through the distribution reinvestment plan	1,047,236	339,130	—
Deferred financing costs paid	(154,871)	(50,216)	—
Net cash provided by financing activities	58,626,301	31,212,250	200,000
Net (decrease) increase in cash and cash equivalents	(796,757)	2,716,144	200,000
Cash and cash equivalents, beginning of period	2,916,144	200,000	—
Cash and cash equivalents, end of period	$2,119,387	$2,916,144	$200,000

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$1,944,335	$3,691,697	$—
Distributions declared and unpaid	$87,045	$42,308	$—
Accrued deferred financing costs	$5,839	$521,675	$—
Proceeds from issuance of common stock not yet received	$—	$(115,000)	$—
Unrealized gain (loss) on marketable securities	$765,053	$(175,571)	$—
Purchases of marketable securities not yet paid	$75,456	$29,476	$—
Proceeds from sale of marketable securities not yet received	$(27,461)	$(21,881)	$—

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2014	Year Ended December 31, 2013	For the Period February 7, 2012 (inception) through December 31, 2012
Supplemental Cash Flow Disclosures:
Interest paid	$550,565	$44,414	$—
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$60,100,000	$26,027,948	$—
Prepaids and other assets assumed	64,470	4,546	—
Other liabilities assumed	(445,214)	(160,683)	—
Investment in real estate and related assets	$59,719,256	$25,871,811	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The Company is offering to the public, pursuant to a registration statement on form S-11 (File No. 333-180356) filed under the Securities Act of 1933, as amended (the "Registration Statement"), up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company is offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. On January 3, 2013, the Offering was initially declared effective by the Securities and Exchange Commission. On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B shares in the Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.
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
December 31, 2014

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2014.
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
The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of forgone rents, real estate taxes, recoverable charges and insurance) that would be incurred during the lease-up period, which generally ranges up to one year. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms into amortization expense.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

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
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2014 and 2013, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2014 and 2013, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive income (loss).
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
December 31, 2014

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company’s REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to the Company’s stockholders, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Reportable Segments

The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity
Securities, and (3) Real Estate Loans.
Concentration of Credit Risk
As of December 31, 2014 and 2013, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, the Company owned five properties housing thirteen tenants. As of December 31, 2013, the Company owned two properties housing six tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues for the years ended December 31, 2014 and 2013 are shown below.

	Actual gross rental revenues
Property	Year Ended December 31, 2014	Year Ended December 31, 2013
Heritage Parkway, Woodridge, IL	24.1%	94.6%
Wallingford Plaza, Seattle, WA	21.9	5.4
Commerce Corner, Logan Township, NJ	23.6	—
Anaheim Hills Office Plaza, Anaheim, CA	19.7	—
Terra Nova Plaza, Chula Vista, CA	10.7	—
	100.0%	100.0%

	Actual gross rental revenues
Tenant	Year Ended December 31, 2014	Year Ended December 31, 2013
Allstate Insurance - Heritage Parkway	24.1%	94.6%
Performance Food Group, Inc. - Commerce Corner	14.3	—
Walgreen Company - Wallingford Plaza	11.3	2.9
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	13.3	—
Total	63.0%	97.5%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2014 and 2013 were as follows:

	In-place annualized base rental revenues as of
Tenant	December 31, 2014	December 31, 2013
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	18.9%
Allstate Insurance - Heritage Parkway	18.7	58.0%
Performance Food Group, Inc. - Commerce Corner	12.5
The Sports Authority, Inc. - Terra Nova Plaza	11.8
Walgreen Company - Wallingford Plaza		24.7
	61.9%	82.7%
Correction of a Prior Period Misstatement
During the year ended December 31, 2014, the Company identified certain errors to prior periods in 2013 related to amounts presented in the consolidated statement of cash flows for business combinations. The Company concluded the errors had no impact on the Company’s consolidated statement of operations and consolidated balance sheet for the relevant 2013 periods and were not material to any prior period consolidated financial statements. The Company corrected the consolidated statement of cash flows for the year ended December 31, 2013 to reclassify assets acquired and liabilities assumed related to business combinations by reducing the cash paid for investment in real estate and related assets by $156,136 in the investing activities section and increasing the change in other liabilities by $156,136 in the operating activities section. Additionally, the Company included the comparative non-cash disclosure to reconcile the purchase price to the cash paid for investment in real estate and related assets.
Reclassifications
Certain reclassifications to prior period amounts have been made to conform to the current period presentation. For the year ended December 31, 2013, $64,384 was reclassified from the change in receivables to the adjustment for straight line rent in the operating activities section on the consolidated statement of cash flows.
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
December 31, 2014

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's Regions line of credit at December 31, 2014 and at December 31, 2013 approximated its fair value.
The Company's financial instruments, other than the Regions line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
On May 31, 2013, the Company acquired 9022 Heritage Parkway ("9022 Heritage Parkway"), a low-rise office building located outside of Chicago, Illinois. Heritage was acquired for $13,300,000, excluding closing costs. The

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

acquisition was funded with proceeds from the Offering and $6,700,000 from the Company's Regions line of credit. Heritage is 100% leased to Allstate Insurance Company through November 30, 2018.
On December 18, 2013, the Company acquired a mixed-use (retail and office) building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of approximately $12,728,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $5,500,000 under the Company's Regions line of credit.
On April 11, 2014, the Company acquired 1109 Commerce Boulevard ("Commerce Corner") for a purchase price of $19,750,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $17,600,000 under the Company's Regions line of credit. Of this borrowed amount, $8,840,000 relates to Commerce Corner while the balance was borrowed against available capacity from Heritage and Wallingford Plaza. Commerce Corner consists of a 259,910 square foot industrial building fully leased to two tenants and an adjacent land parcel.
On July 2, 2014, the Company acquired Anaheim Hills Office Plaza ("Anaheim Hills") for a purchase price of $18,500,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $14,700,000 under the Company's Regions line of credit. Of this borrowed amount, $10,130,000 relates to Anaheim Hills while the balance was borrowed against available capacity from the other three properties. Anaheim Hills consists of a 73,892 square foot office building fully leased to three tenants.
On October 2, 2014, the Company acquired Terra Nova Plaza ("Terra Nova Plaza") for a purchase price of $21,850,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $19,100,000 under the Company's Regions line of credit. Of this borrowed amount, $12,000,000 relates to Terra Nova Plaza while the balance was borrowed against available capacity from the other four properties. Terra Nova Plaza consists of a 96,114 square foot retail building fully leased to two tenants.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

	Commerce Corner	Anaheim Hills	Terra Nova	2014 Total
Land	$3,396,679	$6,519,531	$10,628,293	$20,544,503
Building and improvements	14,304,272	9,002,457	14,054,509	37,361,238
Acquired in-place leases	2,258,817	2,830,140	4,228,979	9,317,936
Acquired above-market leases	393,562	220,199	—	613,761
Acquired below-market leases	(603,330)	(72,327)	(7,061,781)	(7,737,438)
Total purchase price	$19,750,000	$18,500,000	$21,850,000	$60,100,000

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

	Heritage	Wallingford Plaza	2013 Total
Land	$2,310,684	$3,713,306	$6,023,990
Building and improvements	7,206,490	7,626,594	14,833,084
Acquired in-place leases	3,773,246	2,179,148	5,952,394
Acquired above-market leases	9,580	—	9,580
Acquired below-market leases	—	(791,100)	(791,100)
Total purchase price	$13,300,000	$12,727,948	$26,027,948

Future amortization related to acquired intangible assets and liabilities as of December 31, 2014 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2015	$2,051,766	$108,050	$(481,545)
2016	2,022,321	108,050	(478,507)
2017	1,865,910	105,675	(463,229)
2018	1,708,075	79,334	(462,314)
2019	624,668	53,199	(448,581)
Thereafter	5,126,973	101,941	(6,006,317)
	$13,399,713	$556,249	$(8,340,493)
The Company recorded revenues and net income related to the properties acquired during the year ended December 31, 2014 as follows:

Year Ended December 31, 2014
Revenues	$2,801,262
Net income	$165,746
The Company recorded revenues and net income related to the properties acquired during the year ended December 31, 2013 as follows:

Year Ended December 31, 2013
Revenues	$776,389
Net loss	$(51,791)
The Company’s estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills and Terra Nova were completed on January 1, 2013), for the year ended December 31, 2014 are as follows (unaudited):

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

Year Ended December 31, 2014
Revenues	$8,401,645
Net loss	$(869,329)
Net loss per common share:
Basic and diluted	$(0.23)
The Company’s estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisitions of Heritage, Wallingford Plaza, Commerce Corner, Anaheim Hills and Terra Nova were completed on January 1, 2013), for the year ended December 31, 2013 are as follows (unaudited):

Year Ended December 31, 2013
Revenues	$7,688,756
Net loss	$(1,053,858)
Net loss per common share:
Basic and diluted	$(0.48)
The pro forma information for the years ended December 31, 2014 and 2013 does not include acquisition costs of $333,554 and $137,484, respectively, as such costs are non-recurring. The weighted average shares outstanding used in the calculation of net loss per common share, basic and diluted were 3,708,964 and 2,190,357 for the years ended December 31, 2014 and 2013, respectively.

The pro forma information is unaudited and presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.
The Company's rental and other property income for the years ended December 31, 2014 and 2013 is comprised of the following:

	2014	2013
Rental revenue	$4,129,162	$696,253
Straight-line revenue	342,643	64,384
Above- and below-market lease amortization	119,906	1,047
Rental and other property income	$4,591,711	$761,684
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of the in-place leases as of December 31, 2014 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

Year ended December 31
2015	$6,463,297
2016	6,608,888
2017	6,413,965
2018	6,153,526
2019	3,569,649
Thereafter	17,512,391
$46,721,716

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2014 and December 31, 2013, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2014 and December 31, 2013 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	December 31, 2014	December 31, 2013
Marketable securities—cost	$5,811,129	$3,057,777
Unrealized gains	592,470	42,003
Unrealized losses	(2,988)	(217,574)
Net unrealized gain (loss)	589,482	(175,571)
Marketable securities—fair value	$6,400,611	$2,882,206

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2014, marketable securities sold generated proceeds of $3,641,057 resulting in gross realized gains of $169,692 and gross realized losses of $77,855. During the year ended December 31, 2013, marketable securities sold generated proceeds of $2,415,668 resulting in gross realized gains of $35,197 and gross realized losses of $121,021.

NOTE 6 — LINE OF CREDIT
On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Regions Line of Credit has a capacity of $50 million and may be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term expires on May 1, 2015, at which point the Company can exercise a single one-year extension option upon satisfaction of specified conditions. Borrowings under the Regions Line of Credit carry a specified interest rate which, at the option of the Company, may be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points (the "Spread"), depending on the Company's consolidated debt-to-value ratio. As of December 31, 2014, the outstanding balance and interest rate were $48,400,000 and 2.66%, respectively. As of December 31, 2013, the outstanding balance and interest rate were $5,500,000 and 2.37%, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

The borrowing capacity under the Regions Line of Credit (the “Borrowing Base”) at any time is equal to the sum of (1) the lesser of (a) 60% of the value of the Company's real estate investments which are encumbered by the Regions Line of Credit (such value as determined by the administrative agent on an annual basis), and (b) the amount determined by reference to a specified debt service coverage calculation, and (2) 50% of the value of the Company’s investments in eligible marketable securities. The portion of the Borrowing Base attributable to marketable securities cannot exceed 20% of the total Borrowing Base. Additionally, up to 15% of the amount of the Borrowing Base attributable to real estate investments can be utilized for ground leased properties. As of December 31, 2014 and 2013, the Company’s Borrowing Base was $50,000,000 (unaudited) and $17,079,698 (unaudited), respectively.
The Regions Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage requirements, fixed charge ratio requirements, leverage ratio requirements and distribution payout and REIT status requirements. By way of amendments to the Regions Line of Credit (most recently on December 17, 2014, the "Amendments"), the tangible net worth and fixed charge coverage ratio covenants were amended such that the Company's borrowing capacity under the Regions Line of Credit is not impacted, and therefore the Company can borrow up the to Borrowing Base amount.
In addition, the Amendments stipulate that if either (1) the financial support provided by RREEF America under the advisory and expense support agreements ends or is otherwise terminated, or (2) specified costs and expenses of the Company are not otherwise contractually obligated to be paid by RREEF America or one of its affiliates, then the interest rate under the Regions Line of Credit will increase by 100 basis points above the then current interest rate. Furthermore, effective December 17, 2014, the Spread was set to be 250 basis points until the Company's tangible net worth is at least $50 million. The Company was in compliance with all covenants as of December 31, 2014 and 2013.
On March 6, 2015, the Company refinanced its Regions Line of Credit with a new line of credit from Wells Fargo Bank, National Association. In connection therewith, the Company borrowed $43,426,851 from Wells Fargo which was used to fully repay and retire the Regions Line of Credit. See Note 15.

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company. The advisory agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The advisory agreement has a current expiration date of January 3, 2016. There is no limit to the number of terms for which the advisory agreement can be renewed.
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
December 31, 2014

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

No fixed component was earned for the years ended December 31, 2014 and 2013 as the Company’s combined NAV for both classes of shares had not reached $50,000,000 as of December 31, 2014. RREEF America waived the performance component earned for each of the years ended December 31, 2014 and 2013.

Expense Reimbursements

Under the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the Expense Support Agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for its employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under Reimbursement Limitations.
For the years ended December 31, 2014 and 2013, RREEF America incurred $36,155 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the advisory agreement. As of December 31, 2014 and 2013, the Company had payable to RREEF America $36,155 and zero, respectively, of operating expenses reimbursable under the advisory agreement.

Organization and Offering costs

Under the advisory agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. See Note 2 for a description of what comprises organization and offering costs. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the advisory agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. For the year ended December 31, 2014, the Company reimbursed RREEF America $918,099 for Deferred O&O.

Expense Support Agreement
Pursuant to the terms of the Expense Support Agreement as amended on December 16, 2014, RREEF America has agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O described above and therefore are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments may include organization and offering costs and operating expenses as described above under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2014, the Company had raised $45.30 million in the Offering and had incurred a total of $6,596,731 in Expense Payments. Details of the Expense Payments incurred by RREEF America are detailed below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

	Organization and offering costs	Operating expenses	Total
Balance, December 31, 2013	$741,361	$2,277,061	$3,018,422
Additions	1,443,315	2,134,994	3,578,309
Reimbursements made to RREEF America	—	—	—
Balance, December 31, 2014	$2,184,676	$4,412,055	$6,596,731
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (i) the date the Company surpasses $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Upon the commencement of reimbursement, the Company will reimburse RREEF America $250,000 per quarter, subject to adjustment as described in the Expense Support Agreement. Through December 31, 2014, the Company has made no reimbursements to RREEF America under the Expense Support Agreement.
Reimbursement Limitations

Organization and Offering costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. As of December 31, 2014 and 2013, the Company had raised $45.30 million and $26.39 million, respectively, in gross proceeds from the primary offering. The total organization and offering costs as of December 31, 2014 and 2013 exceeded 15% of these gross proceeds amounts, as detailed below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2013	$4,618,318	$741,361	$229,237	$5,588,916	$(1,630,918)	$3,957,998
Additions	—	1,443,315	893,081	2,336,396	501,021	2,837,417
Balance, December 31, 2014	$4,618,318	$2,184,676	$1,122,318	$7,925,312	$(1,129,897)	$6,795,415

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

At any point in time, the amount of the organization and offering costs in excess of the 15% limitation is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount. For purposes of reimbursement to RREEF America, the amount of organization and offering costs in excess of the 15% limitation is deducted from the Deferred O&O. The amounts of Deferred O&O payable to RREEF America are therefore as follows.

	December 31, 2014	December 31, 2013
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	(1,129,897)	(1,630,918)
Reimbursements made to RREEF America	(918,099)	—
Deferred O&O reimbursable to RREEF America	$2,570,322	$2,987,400
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2014, total operating expenses of the Company were $2,226,489, which exceeded the 2%/25% Guidelines by $1,042,626. On March 2, 2015, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended December 31, 2014 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 2 - 5 properties during the four fiscal quarters ended December 31, 2014. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement or the advisory agreement, as applicable, with RREEF America.
Due to Affiliates
In accordance with all the above, as of December 31, 2014 and 2013, the Company owed RREEF America for the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

	December 31, 2014	December 31, 2013
Deferred O&O	$2,570,322	$2,987,400
Expense Payments	6,596,731	3,018,422
Reimbursable under the advisory agreement	36,155	—
Due to affiliates	$9,203,208	$6,005,822

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
December 31, 2014

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
During the year ended December 31, 2014, the Company processed two redemption requests for 10,008 Class A shares at a weighted average price of $12.23 per share, before allowing for the 2% short-term trading discount, and four redemption requests for 60,391 Class B shares at a weighted average price of $12.67 per share, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flows from operations. There were no redemption requests for the year ended December 31, 2013.
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

On May 22, 2013, the Company's board of directors declared the Company's first cash distribution per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from June 1, 2013 through September 30, 2013. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

Shown below are details of the Company's distributions for 2014 and 2013.

	Three Months Ended				Total
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924	$0.00173473
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$248,896	$734,604
Distributions reinvested	217,739	242,092	278,194	309,211	1,047,236
Distributions declared	$348,647	$396,527	$478,559	$558,107	$1,781,840
Class A shares issued upon reinvestment	5,162	6,244	8,109	9,145	28,660
Class B shares issued upon reinvestment	12,505	13,296	14,125	15,022	54,948

	Three Months Ended				Total
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Declared daily distribution rate, before adjustment for class-specific expenses	N/A	$0.00164384	$0.00164384	$0.00166682
Distributions paid or payable in cash	N/A	$—	$31,262	$102,611	$133,873
Distributions reinvested	N/A	41,945	131,832	165,353	339,130
Distributions declared	N/A	$41,945	$163,094	$267,964	$473,003
Class A shares issued upon reinvestment	N/A	—	19	1,715	1,734
Class B shares issued upon reinvestment	N/A	3,469	10,829	11,806	26,104
NOTE 10 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2014 and 2013:

Characterization	Box number	Year Ended December 31, 2014	Year Ended December 31, 2013
Ordinary income	1a	4.2962%	—%
Capital gain distribution	2a	0.3375	—
Nondividend distributions (return of capital)	3	95.3663	100.0000
Total		100.0000%	100.0000%

Income and similar taxes paid for the years ended December 31, 2014 and 2013 consisted of immaterial amounts to certain states where the Company owns real estate properties.

NOTE 11 — SEGMENT INFORMATION

For the years ended December 31, 2014 and 2013, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2014 and 2013 and net loss for the years ended December 31, 2014 and 2013.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2014	$91,429,128	$6,400,611	$97,829,739

Reconciliation to total assets of December 31, 2014
Carrying value per reportable segments			$97,829,739
Corporate level assets			3,003,439
Total assets			$100,833,178

Carrying value as of December 31, 2013	$26,216,217	$2,882,206	$29,098,423

Reconciliation to total assets of December 31, 2013
Carrying value per reportable segments			$29,098,423
Corporate level assets			3,593,611
Total assets			$32,692,034

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2014
Revenues
Rental and other property income	$4,591,711	$—	$4,591,711
Tenant reimbursement income	593,845	—	593,845
Investment income on marketable securities	—	133,208	133,208
Total revenues	5,185,556	133,208	5,318,764
Operating expenses
Property operating expenses	1,007,235	—	1,007,235
Total segment operating expenses	1,007,235	—	1,007,235
Operating income - Segments	$4,178,321	$133,208	$4,311,529

Year Ended December 31, 2013
Revenues
Rental and other property income	$761,684	$—	$761,684
Tenant reimbursement income	14,705	—	14,705
Investment income on marketable securities	—	81,316	81,316
Total revenues	776,389	81,316	857,705
Operating expenses
Property operating expenses	35,872	—	35,872
Total segment operating expenses	35,872	—	35,872
Operating income - Segments	$740,517	$81,316	$821,833

Reconciliation to net loss		Year Ended December 31, 2014	Year Ended December 31, 2013
Operating income - Segments		$4,311,529	$821,833
General and administrative expenses		(2,232,336)	(1,653,358)
Acquisition related expenses		(333,554)	(137,484)
Depreciation		(1,097,034)	(192,616)
Amortization		(1,461,422)	(409,194)
Operating loss		(812,817)	(1,570,819)
Interest expense		(1,078,124)	(324,560)
Net realized gain (loss) upon sale of marketable securities		91,837	(85,824)
Net loss		$(1,799,104)	$(1,981,203)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

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

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013. As the Company commenced operations on May 30, 2013, there are no results of operations for the three months ended March 31, 2013.

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues from real estate investments	$594,467	$952,394	$1,555,194	$2,083,501
Investment income on marketable securities	25,521	26,715	29,616	51,356
Total revenues	619,988	979,109	1,584,810	2,134,857
Operating expenses	(1,052,850)	(1,370,943)	(1,863,350)	(1,844,438)
Interest expense	(128,088)	(220,538)	(310,450)	(419,048)
Net realized gain (loss) upon sale of marketable securities	(26,567)	36,165	29,182	53,057
Net loss	$(587,517)	$(576,207)	$(559,808)	$(75,572)
Weighted average number of common shares outstanding:	2,320,089	2,577,389	3,068,502	3,499,520
Net loss per common share:	$(0.25)	$(0.22)	$(0.18)	$(0.02)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2014

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

NOTE 15 — SUBSEQUENT EVENTS

On January 2, 2015, the Company announced that its board of directors declared a cash distribution equal to $0.00175668 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2015 through March 31, 2015.

On January 22, 2015, the Company's combined NAV for both classes of shares exceeded $50,000,000. As a result, the fixed component of the Company's advisory fee began accruing daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day. The fixed component of the advisory fee is payable monthly in arrears.

On March 6, 2015, the Company entered into a line of credit with Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit"). Upon closing, the Company borrowed $43.4 million which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo Line of Credit being syndicated.

The Wells Fargo Line of Credit has as co-borrowers the wholly owned subsidiaries of the Operating Partnership, with RREEF Property Trust, Inc. serving as the guarantor. The borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial cost (A)			Gross Amount at Which Carried at December 31, 2014 (B)
Property Name	Encumbrance (E)	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	$7,530,000	$2,310,684	$10,989,316	$—	$13,300,000	$(1,568,433)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	7,210,000	3,713,306	9,014,642	—	12,727,948	(363,892)	1916	12/18/2013	5 - 40
Commerce Center, Logan Township, NJ, Industrial	11,180,000	3,396,680	16,353,320	—	19,750,000	(449,917)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	10,480,000	6,519,531	11,980,469	—	18,500,000	(558,644)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	12,000,000	10,628,293	11,221,707	—	21,850,000	(98,428)	1986	10/2/2014	5 - 40
Total Investments in Real Estate	$48,400,000	$26,568,494	$59,559,454	$—	$86,127,948	$(3,039,314)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2014 for federal income tax purposes was approximately $86,560,000 (unaudited).

(C)	Reconciliation of real estate owned:	2014
	Balance at January 1, 2014	$26,027,948
	Acquisitions	60,100,000
	Balance at December 31, 2014	$86,127,948

(D)	Reconciliation of accumulated depreciation:	2014
	Balance at January 1, 2014	$600,764
	Depreciation and amortization expense	2,438,550
	Balance at December 31, 2014	$3,039,314

(E) Encumbrance of $48.4 million is from the line of credit that is secured by all the properties listed above.
(F) Includes gross intangible lease assets of $15,893,671 and gross intangible lease liabilities of $8,528,538