Form 10-Q
period 2015-03-31
RREEF Property Trust, Inc.
filed 2015-05-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 11, 2015, the registrant had 2,328,246 shares of Class A common stock, $.01 par value, outstanding, and 2,412,869 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$26,568,494	$26,568,494
Buildings and improvements, less accumulated depreciation of $1,774,178 and $1,289,650, respectively	50,420,144	50,904,672
Acquired intangible lease assets, less accumulated amortization of $2,477,663 and $1,937,709, respectively	13,416,008	13,955,962
Total investment in real estate assets, net	90,404,646	91,429,128
Investment in marketable securities	6,694,562	6,400,611
Total investment in real estate assets and marketable securities, net	97,099,208	97,829,739
Cash and cash equivalents	6,390,324	2,119,387
Receivables	918,493	550,660
Prepaids and other assets	520,136	170,454
Total assets	$104,928,161	$100,670,240
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net of unamortized deferred financing costs of $702,250 and $162,938, respectively	$42,724,601	$48,237,062
Accounts payable and accrued expenses	434,883	316,939
Due to affiliates	10,808,029	9,203,208
Acquired below market lease intangibles, less accumulated amortization of $308,431 and $188,045, respectively	8,220,107	8,340,493
Distributions payable	108,870	87,045
Other liabilities	689,722	877,848
Total liabilities	62,986,212	67,062,595
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized, 2,198,857 and 1,808,602 issued and outstanding, respectively	21,989	18,087
Class B common stock, $0.01 par value; 500,000,000 shares authorized, 2,351,597 and 1,900,362 issued and outstanding, respectively	23,516	19,004
Additional paid in capital	48,324,373	39,016,222
Accumulated deficit	(7,100,738)	(6,035,150)
Accumulated other comprehensive income	672,809	589,482
Total stockholders' equity	41,941,949	33,607,645
Total liabilities and stockholders' equity	$104,928,161	$100,670,240
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31
	2015	2014
Revenues
Rental and other property income	$1,815,217	$544,218
Tenant reimbursement income	235,016	50,249
Investment income on marketable securities	47,045	25,521
Total revenues	2,097,278	619,988
Expenses
General and administrative expenses	663,828	588,037
Property operating expenses	420,703	80,083
Advisory expenses	145,468	—
Acquisition related expenses	—	38,542
Depreciation	484,528	125,618
Amortization	512,942	220,570
Total operating expenses	2,227,469	1,052,850
Operating loss	(130,191)	(432,862)
Interest expense	(462,448)	(128,088)
Net realized gain (loss) upon sale of marketable securities	179,304	(26,567)
Net loss	$(413,335)	$(587,517)
Weighted average number of common shares outstanding:
Basic and diluted	4,134,878	2,320,089
Net loss per common share:
Basic and diluted	$(0.10)	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31
	2015	2014
Net loss	$(413,335)	$(587,517)
Other comprehensive income:
Reclassification of previous unrealized loss (gain) on marketable securities into net (gain) loss	(179,304)	26,567
Unrealized gain on marketable securities	262,631	276,604
Total other comprehensive income	83,327	303,171
Comprehensive loss	$(330,008)	$(284,346)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	379,129	3,791	437,425	4,374	10,574,689	—	—	10,582,854
Issuance of common stock through the distribution reinvestment plan	—	—	11,126	111	16,669	167	357,778	—	—	358,056
Redemption of common stock	—	—	—	—	(2,859)	(29)	(36,887)	—	—	(36,916)
Distributions to investors	—	—	—	—	—	—	—	(652,253)	—	(652,253)
Dealer - manager fees	—	—	—	—	—	—	(55,982)	—	—	(55,982)
Other offering costs	—	—	—	—	—	—	(1,531,447)	—	—	(1,531,447)
Comprehensive loss	—	—	—	—	—	—	—	(413,335)	83,327	(330,008)
Balance, March 31, 2015	—	$—	2,198,857	$21,989	2,351,597	$23,516	$48,324,373	$(7,100,738)	$672,809	$41,941,949

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31
	2015	2014
Cash flows from operating activities:
Net loss	$(413,335)	$(587,517)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	484,528	125,618
Net realized (gain) loss upon sale of marketable securities	(179,304)	26,567
Amortization of intangible lease assets	419,568	207,272
Amortization of deferred financing costs	180,002	72,669
Straight line rent	(120,068)	(32,539)
Changes in assets and liabilities:
Receivables	(31,012)	(50,641)
Prepaids and other assets	(349,682)	(184,015)
Accounts payable and accrued expenses	(38,897)	61,340
Other liabilities	(211,734)	(1,452)
Due to affiliates	504,430	824,132
Net cash provided by operating activities	244,496	461,434
Cash flows from investing activities:
Deposit for investment in real estate	—	(500,000)
Investment in marketable securities	(2,484,782)	(734,338)
Proceeds from sale of marketable securities	2,428,063	715,615
Net cash used in investing activities	(56,719)	(518,723)
Cash flows from financing activities:
Proceeds from line of credit	43,426,851	—
Repayments of line of credit	(48,400,000)	(2,600,000)
Proceeds from issuance of common stock	10,555,137	3,144,443
Payment of offering costs	(470,226)	(248,231)
Distributions to investors	(630,428)	(343,577)
Repurchase of shares	(36,916)	(95,269)
Common stock issued through the distribution reinvestment plan	358,056	217,739
Deferred financing costs paid	(719,314)	—
Net cash provided by financing activities	4,083,160	75,105
Net increase in cash and cash equivalents	4,270,937	17,816
Cash and cash equivalents, beginning of period	2,119,387	2,916,144
Cash and cash equivalents, end of period	$6,390,324	$2,933,960

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$1,328,019	$388,502
Distributions declared and unpaid	$108,870	$47,379
Unrealized gain on marketable securities	$83,327	$303,171
Purchases of marketable securities not yet paid	$239,094	$33,328
Proceeds from sale of marketable securities not yet received	$216,497	$36,494
Proceeds from issuance of common stock not yet received	$27,718	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Supplemental Cash Flow Disclosures:
Interest paid	$296,973	$23,507

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. On February 14, 2012, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased 16,667 shares of the Company’s Class B common stock for a total cash consideration of $200,000 to provide the Company’s initial capitalization. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company and the initial limited partner of the Operating Partnership, contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the net proceeds of the Offering (defined below) to the Operating Partnership.
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
The NAV per share for the Class A and Class B shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX and ZRPTBX for the Class A shares and Class B shares, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2015.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offering, preparing for the Offering, the qualification and registration of the Offering and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
Concentration of Credit Risk
As of March 31, 2015 and 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2015 and 2014, the Company owned five properties housing thirteen tenants, and two properties housing six tenants, respectively. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

Property	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Terra Nova Plaza, Chula Vista, CA	26.6%	NA
Anaheim Hills Office Plaza, Anaheim, CA	24.2%	NA
Commerce Corner, Logan Township, NJ	20.8%	NA
Heritage Parkway, Woodridge, IL	15.3%	52.6%
Wallingford Plaza, Seattle, WA	13.1%	47.4%
	100.0%	100.0%

Tenant	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	16.5%	NA
Allstate Insurance - Heritage Parkway	15.3%	58.0%
The Sports Authority - Terra Nova Plaza	13.4%	NA
Bed, Bath & Beyond - Terra Nova Plaza	13.2%	NA
Performance Food Group, Inc. - Commerce Corner	12.5%	NA
Walgreens - Wallingford Plaza	7.0%	24.7%
Total	77.9%	82.7%
As of March 31, 2015, in-place annualized base rental revenues were concentrated 18.6% in All State Insurance Company, 19.2% in Gateway One Lending and Finance L.L.C.,12.5% in Performance Food, and 11.8% in The Sports Authority.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 is effective for the Company beginning January 1, 2017. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
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
On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 is permitted. Effective March 31, 2015, the Company has elected to adopt ASU 2015-03 on a retrospective basis wherein the balance sheets for all periods presented are adjusted to reflect the period-specific effects of applying the new guidance. See Note 6 ("Line of Credit").
On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. It requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the accounting for the fees related to the software license element would be in a manner consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the accounting would be for the arrangement as a service contract. ASU 2015-05 is effective for the Company for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. The Company has not yet evaluated the impact of ASU 2015-05 on its consolidated financial statements.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at March 31, 2015 and December 31, 2014 approximated its fair value of $43,426,851 and $48,400,000, respectively. See Note 6 ("Line of Credit").

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate properties during the three months ended March 31, 2015 and 2014.
The Company's rental and other property income for the three months ended March 31, 2015 and 2014 is comprised of the following:

	Three months ended
	March 31, 2015	March 31, 2014
Rental revenue	$1,601,775	$498,382
Straight-line revenue	120,068	32,539
Above- and below-market lease amortization	93,374	13,297
Rental and other property income	$1,815,217	$544,218

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of March 31, 2015 and December 31, 2014, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of March 31, 2015 and December 31, 2014 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	March 31, 2015	December 31, 2014
Marketable securities—cost	$6,021,754	$5,811,129
Unrealized gains	855,100	592,470
Unrealized losses	(182,292)	(2,988)
Net unrealized gain	672,808	589,482
Marketable securities—fair value	$6,694,562	$6,400,611

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2015, marketable securities sold generated proceeds of $2,617,099 resulting in gross realized gains of $205,972 and gross realized losses of $26,668. During the three months ended March 31, 2014, marketable securities sold generated proceeds of $730,228 resulting in gross realized gains of $14,392 and gross realized losses of $40,959.

NOTE 6 — LINE OF CREDIT

On March 6, 2015, the Company refinanced its Regions Line of Credit (defined below) with a new secured line of credit from Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit"). In connection therewith, the Company borrowed $43,426,851 from the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

Regions Line of Credit

On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Regions Line of Credit had a capacity of $50,000,000 and could be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term was set to expire on May 1, 2015. Borrowings under the Regions Line of Credit carried a specified interest rate which, at the option of the Company, could be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of March 6, 2015, the repayment date, the outstanding balance and interest rate were $42,400,000 and 2.66%, respectively.

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2015, the outstanding balance and interest rate were $43,426,851 and 1.875%, respectively.

The Wells Fargo Line of Credit has as co-borrowers the wholly owned subsidiaries of the Operating Partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2015, the Company's maximum borrowing capacity was $48,207,299.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of March 31, 2015.

Impact of the Adoption of ASU 2015-03

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 2 ("Summary of Significant Accounting Policies"). Effective March 31, 2015, the Company has elected to adopt ASU 2015-03 on a retrospective basis wherein the balance sheets for all periods presented are adjusted to reflect the period-specific effects of applying the new guidance.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

The adoption of ASU 2015-03 is considered a change in accounting principle wherein the Company's net deferred financing costs, which previously had been presented as an asset in its consolidated balance sheet, is now presented as a direct deduction from the carrying amount of that debt liability and presented in the line item "Line of credit, net of unamortized deferred financing costs." The adoption had no impact on the Company's consolidated statement of operations or debt covenant compliance. The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit as of March 31, 2015 and the Regions Line of Credit as of December 31, 2014:

	March 31, 2015	December 31, 2014
Line of credit	$43,426,851	$48,400,000
Deduct: Deferred financing costs, less accumulated amortization	(702,250)	(162,938)
Line of credit, net of unamortized deferred financing costs	$42,724,601	$48,237,062

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

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV for each class of shares for such day; provided, however, that the fixed component was not earned and, therefore, did not begin to accrue until the date on which the Company's combined NAV for both classes of shares had reached $50,000,000. The fixed component of the advisory fee is payable monthly in arrears.

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

The fees earned by RREEF America for the the three months ended March 31, 2015 and 2014 are shown below. As the NAV reached $50,000,000 on January 22, 2015, RREEF America started earning the fixed component of the advisory fee as of this date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of the Company's investments, interest rates, and the expense support provided by RREEF America, as hereinafter described.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Fixed component	$101,844	$—
Performance component	43,624	—
	$145,468	$—

Expense Reimbursements

Under the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the Expense Support Agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for its employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended March 31, 2015 and 2014, RREEF America incurred $22,242 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the advisory agreement. As of March 31, 2015 and December 31, 2014, the Company had payable to RREEF America $22,242 and $36,155, respectively, of operating expenses reimbursable under the advisory agreement.

Organization and Offering Costs

Under the advisory agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the advisory agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. For the three months ended March 31, 2015 and 2014, the Company reimbursed RREEF America $227,627 and $222,570, respectively.

Expense Support Agreement
Pursuant to the terms of the expense support agreement as most recently amended on December 16, 2014 (the "Expense Support Agreement"), RREEF America has agreed to pay for certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O described above and therefore are in addition to the Deferred O&O amount (“Expense Payments”). The Expense Payments may include organization and offering costs and operating expenses as described above under the Company's advisory agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through March 31, 2015, the Company had raised $55,890,000 in the Offering and had incurred a total of $7,276,558 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. Details of the Expense Payments incurred by RREEF America are described below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

	Organization and offering costs	Operating expenses	Total
Balance, December 31, 2014	$2,184,676	$4,412,055	$6,596,731
Additions	339,018	340,809	679,827
Reimbursements made to RREEF America	—	—	—
Balance, March 31, 2015	$2,523,694	$4,752,864	$7,276,558
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (i) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering, or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Upon the commencement of reimbursement, the Company will reimburse RREEF America $250,000 per quarter, subject to adjustment as described in the Expense Support Agreement. Through March 31, 2015, the Company has made no reimbursements to RREEF America under the Expense Support Agreement.
Reimbursement Limitations

Organization and offering costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the primary offering (which excludes shares issued via the distribution reinvestment plan). Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. A summary of the Company's total organization and offering costs is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limitation on organization and offering costs
Balance, December 31, 2014	$4,618,318	$2,184,676	$1,122,318	$7,925,312	$(1,129,897)	$6,795,415
Additions	—	339,018	173,794	512,812	1,074,617	1,587,429
Balance, March 31, 2015	$4,618,318	$2,523,694	$1,296,112	$8,438,124	$(55,280)	$8,382,844

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

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

	March 31, 2015	December 31, 2014
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	(55,280)	(1,129,897)
Reimbursements made to RREEF America	(1,145,726)	(918,099)
Deferred O&O reimbursable to RREEF America	$3,417,312	$2,570,322
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, total operating expenses of the Company were $2,435,026, which exceeded the 2%/25% Guidelines by $932,703. On May 7, 2015, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended March 31, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 3 - 5 properties during the four fiscal quarters ended March 31, 2015. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement.
Due to Affiliates
In accordance with all the above, as of March 31, 2015 and December 31, 2014, the Company owed RREEF America for the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

	March 31, 2015	December 31, 2014
Deferred O&O	$3,417,312	$2,570,322
Expense Payments	7,276,558	6,596,731
Reimbursable under the advisory agreement	22,242	36,155
Advisory fees	91,917	—
Due to affiliates	$10,808,029	$9,203,208

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

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company's distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company's common stock in cash.

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
During the three months ended March 31, 2015, the Company processed one redemption request for 2,859 Class B shares at a price of $12.91 per share. During the three months ended March 31, 2014, the Company processed one redemption request for 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flows from operations.
The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

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
Shown below are details of the Company's distributions for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00167167
Distributions paid or payable in cash	$294,197	$130,908
Distributions reinvested	358,056	217,739
Distributions declared	$652,253	$348,647
Class A shares issued upon reinvestment	11,126	5,162
Class B shares issued upon reinvestment	16,669	12,505
NOTE 10 — INCOME TAXES

The Company believes that it has operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2013, when it first elected REIT status. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions that constitute a return of capital generally are non-taxable and will reduce the stockholder's basis in the shares. The characterization of the distributions is generally determined during the month of January following the close of the tax year.

NOTE 11 — SEGMENT INFORMATION

For the three months ended March 31, 2015 and 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2015 and December 31, 2014 and net loss for the three months ended March 31, 2015 and 2014.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2015	$90,404,646	$6,694,562	$97,099,208

Reconciliation to total assets of March 31, 2015
Carrying value per reportable segments			$97,099,208
Corporate level assets			7,828,953
Total assets			$104,928,161

Carrying value as of December 31, 2014	$91,429,128	$6,400,611	$97,829,739

Reconciliation to total assets of December 31, 2014
Carrying value per reportable segments			$97,829,739
Corporate level assets			2,840,501
Total assets			$100,670,240

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
(Unaudited)

Three Months ended March 31, 2015	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$1,815,217	$—	$1,815,217
Tenant reimbursement income	235,016	—	235,016
Investment income on marketable securities	—	47,045	47,045
Total revenues	2,050,233	47,045	2,097,278
Operating expenses
Property operating expenses	420,703	—	420,703
Total segment operating expenses	420,703	—	420,703
Operating income - segments	$1,629,530	$47,045	$1,676,575

Three Months Ended March 31, 2014
Revenues
Rental and other property income	$544,218	$—	$544,218
Tenant reimbursement income	50,249	—	50,249
Investment income on marketable securities	—	25,521	25,521
Total revenues	594,467	25,521	619,988
Operating expenses
Property operating expenses	80,083	—	80,083
Total segment operating expenses	80,083	—	80,083
Operating income - Segments	$514,384	$25,521	$539,905

Reconciliation to net loss		Three Months ended March 31, 2015	Three Months Ended March 31, 2014
Operating income - segments		$1,676,575	$539,905
General and administrative expenses		(663,828)	(588,037)
Advisory expenses		(145,468)	—
Acquisition related expenses		—	(38,542)
Depreciation		(484,528)	(125,618)
Amortization		(512,942)	(220,570)
Operating loss		(130,191)	(432,862)
Interest expense		(462,448)	(128,088)
Net realized gain (loss) upon sale of marketable securities		179,304	(26,567)
Net loss		$(413,335)	$(587,517)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2015
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
As discussed in Note 7 ("Related Party Arrangements"), the Company may become liable to RREEF America for additional amounts that RREEF America has paid on behalf of the Company, with such additional liability dependent upon the amount of shares sold by the Company.

NOTE 14 — SUBSEQUENT EVENTS

On April 1, 2015, the Company announced that its board of directors declared a cash distribution equal to $0.00176456 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from April 1, 2015 through June 30, 2015.

During April and May 2015, the Company paid down the outstanding debt balance on the Wells Fargo Line of Credit by $6,726,851 to a new balance of $36,700,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX and ZRPTBX for our Class A shares and Class B shares, respectively.
Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), or Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guaranty of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “plan,” “potential,” “predict” or other similar words.

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

•	changes to accounting principles generally accepted in the United States of America, or GAAP.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that believes that it has operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2013, when it first elected REIT status. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois, or 9022 Heritage Parkway, for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. 9022 Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. 9022 Heritage Parkway is located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington, or Wallingford Plaza, for a purchase price of $12,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey, or Commerce Corner, for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California, or Anaheim Hills Office Plaza, for a purchase price of $18,500,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $14,700,000 from our line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail building located in Chula Vista, California, or Terra Nova Plaza, for a purchase price of $21,850,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,100,000 from our line of credit. Of the $19,100,000 borrowed, $7,100,000 was from existing borrowing capacity secured by previously acquired properties, while $12,000,000 was specific to Terra Nova Plaza. The credit facility currently bears interest at a variable rate per annum equal to the adjusted British Bankers Association LIBOR Rate plus 2.20%, payable monthly, which equated to 2.35% at the time of acquisition. Terra Nova Plaza is a 96,114 square foot, one-story retail building constructed in 1986 and located on an 8.34 acre site in Chula Vista, California. Chula Vista is situated 7.5 miles from downtown San Diego and 11 miles from the San Diego International Airport. Terra Nova Plaza is at the intersection of Interstate 805 and H Street, providing access, visibility and drive-by traffic on H Street.

During the quarter ended March 31, 2015, we did not acquire any properties. As of March 31, 2015, our weighted average remaining lease term was 7.4 years. The following table represents certain additional information about the properties we owned as of March 31, 2015:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
9022 Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Total		168,125	4	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0%
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Total		259,910	2	100.0%
Grand total		554,910	13	100.0%

(1) Occupancy is based on executed leases as of March 31, 2015.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of March 31, 2015, our real estate equity securities portfolio consisted of publicly traded common stock of 45 REITs with a value of $6,694,562. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2015:

As of March 31, 2015, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	10.2%
Equity Residential	8.1
Ventas, Inc.	6.6
Prologis, Inc.	5.6
Boston Properties, Inc.	4.5
Essex Property Trust, Inc.	4.2
Health Care REIT, Inc.	3.4
Kimco Realty Corporation	3.2
Federal Realty Investment Trust	3.2
SL Green Realty Corp	3.0
Total	52.0%

Market Outlook

The U.S. economy hit a soft patch in the early months of 2015, which can be largely attributed to transitory factors including harsh winter weather and a west coast port strike. However, the U.S. economy remains on a strong footing. Household net worth as a share of disposable income is near an all-time high and savings rates are back to historical norms. The financial system has recapitalized and is lending again. Interest rates remain low, helping to reduce debt-service burdens and rejuvenate the housing recovery, and lower gas prices are giving American households an effective pay hike.

Against this backdrop, real estate is positioned to perform well for several reasons. First, an expanding economy in general, and buoyant job creation in particular, should continue to support healthy demand across property sectors.

Second, although commercial construction has advanced over the past four years, it remains close to its lowest level in more than half a century as a share of the economy. Together, rising demand and moderate supply should continue to put downward pressure on vacancies and upward pressure on rents. Third, attractive yields on real estate relative to those on stocks and bonds might continue to attract capital to the asset class, particularly as lending markets continue to thaw.

Risks to the outlook include adverse economic developments abroad, which could undermine U.S. economic growth and demand for commercial property. Interest rates are also a risk: while stronger real-estate fundamentals and rents should more than compensate for any drag from higher rates, a sharp increase could prove more detrimental. Additionally, within the U.S., individual cities are subject to risks surrounding key industries, such as housing, technology or energy. These risks notwithstanding, we believe the economic and financial drivers underpinning U.S. real estate appear healthy.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through March 31, 2015, we acquired four additional properties and significantly increased our outstanding debt balance, as described above under Portfolio Information - Real Estate Portfolio. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Revenues

Our total rental and reimbursement income for the three months ended March 31, 2015 and 2014 was $2,050,233 and $594,467, respectively. Our results for the three months ended March 31, 2014 included income only from 9022 Heritage Parkway and Wallingford Plaza, while our 2015 results for the same period are reflective of the subsequent acquisitions as described above under Portfolio Information - Real Estate Portfolio. Straight line revenues were $120,068 and $32,539, respectively, for the three months ended March 31, 2015 and 2014. The increase in 2015 over 2014 is reflective of our additional property acquisitions.

Wallingford Plaza and 9022 Heritage Parkway represent our only same-store real estate investments for the three months ended March 31, 2015 and 2014. For these periods, rental and tenant reimbursement income was down approximately $13,000 in 2015 compared to 2014 as a result of lower operating expense recoveries, partially offset by increased real estate tax recoveries, both related to Wallingford Plaza.

For the three months ended March 31, 2015 and 2014, our investment income on marketable securities was $47,045 and $25,521, respectively. The increase is reflective of the fact that we had approximately $6,000,000 of marketable securities investments during the three months ended March 31, 2015 compared to approximately $3,000,000 of marketable securities investments during the three months ended March 31, 2014. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the the three months ended March 31, 2015 and 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2015 and 2014 were $2,227,469 and $1,052,850, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the three months ended March 31, 2015 and 2014, general and administrative expenses were $663,828 and $588,037, respectively. The amount for 2015 is higher than 2014 primarily due to higher audit costs as we grow and additional consulting expenses. In addition, we also experienced higher SEC filing related costs and higher state income taxes due to the additional size and activity of the portfolio during the 2015 quarter compared to the 2014 quarter. These increases were offset by cost savings resulting from our advisor's outsourcing of its fund administration services.

Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2015, our total operating expenses (as defined in our charter) were $2,435,026, which exceeded the 2%/25% guidelines by $932,703. On May 7, 2015, our independent directors determined that the excess amount of total operating expenses for the four quarters ended March 31, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only 3 - 5 properties during the four fiscal quarters ended March 31, 2015. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement with our advisor.

Property operating expenses for the three months ended March 31, 2015 and 2014 were $420,703 and $80,083, respectively. The significant increase is due to the three acquisitions that have occurred from March 31, 2014 through March 31, 2015. Depreciation and amortization are also significantly increased in the 2015 period compared to the 2014 period as a result of the acquisitions subsequent to March 31, 2014.

On a same-store basis, property operating expenses for the three months ended March 31, 2015 were down approximately $12,000 compared to the same period of 2014 at Wallingford Plaza due to lower repair costs and lower insurance costs.

On a same-store basis, it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the three months ended March 31, 2015 and 2014, same-store net operating income increased approximately $11,000 primarily due to contractual rent increases at both properties.

During the three months ended March 31, 2015 and 2014, we accrued advisory fees of $145,468 and zero, respectively. The amount for the 2015 period is comprised of $101,844 of the fixed component of the advisory fee and $43,624 of the performance component of the advisory fee. The fixed component of the advisory fee was not earned by our advisor until our combined NAV of both our Class A shares and our Class B shares reached $50,000,000, which occurred on January 22, 2015. The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2015 through March 31, 2015, the total return to stockholders in each of the Class A and Class B shares exceeded the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates and the expense support provided by RREEF America.

Acquisition related expenses during the three months ended March 31, 2015 and 2014 were zero and $38,542, respectively. While we did not acquire any real estate investments during either of the three months ended March 31, 2015 or 2014, during the 2014 period we did incur costs related to pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended March 31, 2015 and 2014, interest expense was $462,448 and $128,088, respectively. Interest expense for the 2015 period is significantly higher than the 2014 period primarily due to borrowings on our line of credit related to acquisitions occurring subsequent to March 31, 2014. In connection therewith, the three months ended March 31, 2015 and 2014 experienced weighted average outstanding balances on our line of credit of $45.4 million and less than $5 million, respectively. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For three months ended March 31, 2015, these portfolio refinements resulted in a net realized gain of $179,304. For the three months ended March 31, 2014, we had net realized losses of $26,567. Compared to the 2014 period, the public REIT sector of the equities market made a significant comeback during late 2014 and early 2015, resulting in unrealized gains becoming realized as portfolio refinements were made. For the three months ended March 31, 2015, our securities portfolio experienced a net unrealized gain of $83,327, primarily due to the performance of the REIT sector, and enhanced by superior stock selection by our advisor's securities investment team. For the three months ended March 31, 2014, the REIT sector experienced a significant rise, in which our portfolio participated, resulting in our recognition of an unrealized gain of $303,171. As of March 31, 2015, we owned a portfolio of publicly traded common stock of 45 REITs with a cost basis of $6,021,754 and a fair value of $6,694,562, reflecting a net unrealized gain of $672,808.

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

NAV per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our Total NAV and NAV per share as of March 31, 2015:

Component of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$88,500,000	$19.38	$19.49
Investments in real estate equity securities (2)	6,694,562	1.47	1.48
Other assets, net	7,993,400	1.76	1.76
Line of credit	(43,426,851)	(9.51)	(9.57)
Other liabilities, net	(1,146,689)	(0.26)	(0.24)
NAV per share	$58,614,422	$12.84	$12.92

(1)    The value of our investments in real estate was approximately 2.8% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 11.2% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2015.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$41,941,949	$9.19	$9.25
Plus:
Unrealized gain on real estate investments	2,372,052	0.52	0.52
Accumulated depreciation	1,774,178	0.39	0.39
Accumulated amortization related to intangible lease assets and liabilities	2,169,232	0.48	0.48
Deferred offering costs and expenses	10,884,106	2.38	2.40
Less:
Deferred rent receivable	(527,095)	(0.12)	(0.12)
Net asset value	$58,614,422	$12.84	$12.92
As of March 31, 2015, all five properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of March 31, 2015. Once we have more than one property of the industrial property type, we will include the key assumptions for the industrial properties.

	Discount Rate	Exit Capitalization Rate
Office properties	7.96%	7.21%
Retail properties	6.75%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2015 of 0.25% would yield a decrease in the total office property investment value of 1.74% and a decrease in the retail property investment value of 1.83%.

The deferred offering costs and expenses of $10,884,106 are initially excluded from the NAV calculation. This includes $10,683,163 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of March 31, 2015 were recorded as assets and as such have no impact on our NAV as of March 31, 2015, and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The amount deferred will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the third amended expense support agreement (defined below). For the three months ended March 31, 2015, we reimbursed our advisor for $227,627 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis. The deferred offering costs and expenses included in the table above also includes $200,943 payable to SC Distributors, LLC, or the dealer manager, who has agreed to defer payment of these costs until an unspecified future date.

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
Funds from Operations and Modified Funds from Operations
We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
FFO
As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as realized gains and losses on sales of real estate and items classified as extraordinary items under GAAP. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, realized gains and losses on sales of real estate and items classified as extraordinary items under GAAP generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.
MFFO

As defined by the Investment Program Association, or IPA, MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs, straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months ended March 31,
	2015	2014
Net loss	$(413,335)	$(587,517)

Real estate related depreciation	484,528	125,618
Real estate related amortization	512,942	220,570
NAREIT defined FFO	584,135	(241,329)

Additional adjustments
Acquisition expenses	—	38,542
Straight line rents	(120,068)	(32,539)
Amortization of above- and below-market lease intangibles	(93,374)	(13,297)
IPA defined MFFO	$370,693	$(248,623)
We believe that our FFO for the three months ended March 31, 2015 and 2014, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through March 31, 2015, we raised $27,224,756 from the sale of Class A shares and $28,660,860 from the sale of Class B shares. With respect to the Class B amount, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement, which we refer to as the Regions line of credit. The Regions line of credit had a capacity of $50 million. Borrowings under the Regions line of credit carried a specified interest rate which, during the period from January 1 through March 6, 2015, was at 250 basis points over the London Interbank Offered Rate, or LIBOR. The Regions line of credit had a scheduled maturity date of May 1, 2015.

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43.4 million which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of March 31, 2015, the outstanding balance and interest rate were $43,426,851 and 1.875%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2015, our maximum borrowing capacity was $48,207,299.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company must meet tangible net worth hurdles. We were in compliance with all covenants as of March 31, 2015.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of March 31, 2015, the total Deferred O&O paid by our advisor exceeded the 15% limit by $55,280. During the three months ended March 31, 2015, we reimbursed RREEF America for $227,627 of Deferred O&O, and we have made total reimbursements to RREEF America of $1,145,726 against the Deferred O&O through March 31, 2015.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the third amended expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2015, we owed our advisor for $22,242 of such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on December 16, 2014 and which we refer to as the third amended expense support agreement. Pursuant to the terms of the third amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments may include, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $9,200,000. Through March 31, 2015, our advisor has incurred $7,276,558 in expense payments.

Pursuant to the third amended expense support agreement, commencing the first calendar quarter of the first calendar year immediately following the calendar year in which either (i) we surpass $200,000,000 in aggregate gross proceeds from the offering, or (ii) the aggregate expense payments by RREEF America exceed $9,200,000, within the first 30 calendar days of such first calendar quarter and within the first 30 days of each subsequent calendar quarter, we will reimburse our advisor in an amount equal to the lesser of (i) $250,000 and (ii) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum quarterly reimbursement will be increased (i) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (ii) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment, and (2) such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. Pursuant to the third amended expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as prior 2%/25% periods. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines (as defined in our advisory agreement) for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the third amended expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period.

In addition, the third amended expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we had positive cash flow for the quarter after the payment of a 5.0% annualized distribution, excluding any reinvestment of distributions, and (2) distributions paid for the quarter are 100% or less as a percentage of both our FFO and MFFO for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) such lump sum payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment, and (2) such lump sum payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. The amount of such lump sum payment will not be aggregated with our total operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which the lump sum payment is made, and instead, the amounts of the unreimbursed expense payments comprising the lump sum payment will have been previously aggregated with our cumulative operating expenses for the prior 2%/25% periods in which such unreimbursed expense payments were originally incurred.
We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, the dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which the dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through March 31, 2015, our advisor has paid on our behalf or reimbursed us for $7,142,012 in organization and offering costs and $4,752,956 in operating expenses. Also through March 31, 2015, the dealer manager has paid on our behalf $441,946 in offering costs. However, the total organization and offering costs paid by our advisor and the dealer manager exceeded the 15% limitation by $55,280 as of March 31, 2015. In accordance with this limitation, this excess is not reflected on our balance sheet as of March 31, 2015. We may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2015 and 2014 was $244,496 and $461,434, respectively. The 2015 period benefited significantly from the expense support payments from our advisor of $504,430. Comparatively, the 2014 period benefited from expense support payments of $824,132. The 2015 expense support payments are less pursuant to the third amended expense support agreement in which we agreed to incur certain operating expenses outside of our advisor's expense support, up to the amount allowed by our charter under the 2%/25% guidelines. Excluding our advisor's expense support payments, cash flow from operating activities improved by approximately $100,000 from the 2014 period to the 2015 period. This increase is due to the operating cash flow from the additional properties acquired subsequent to March 31, 2014, offset by higher debt service costs as a result of higher debt balances.

Cash flow used in investing activities during the three months ended March 31, 2015 was $56,719, compared to net usage of $518,723 for the three months ended March 31, 2014. During 2014 we deposited $500,000 into escrow for the acquisition of Commerce Corner, which closed on April 11, 2014.

Cash flow provided by financing activities was $4,083,160 for the three months ended March 31, 2015. We received proceeds of $10,555,137 in our offering. We paid $470,226 in offering costs inclusive of reimbursements to our advisor for $227,627 for Deferred O&O. We borrowed $43,426,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our offering to repay the $48,400,000 outstanding under our Regions line of credit. In connection with the refinance of the Regions line of credit, we paid $719,314 in financing costs. Cash distributions to stockholders paid during the three months ended March 31, 2015 were $630,428. Of the total distributions declared for the three months ended March 31, 2015, $358,056 was reinvested via our distribution reinvestment plan. Additionally, a redemption by one stockholder resulted in a payout by us of $36,916.

For the three months ended March 31, 2014, cash flow provided by financing activities was $75,105. We raised $3,144,443 in our offering, $2,600,000 of which was used to pay down our line of credit balance. We paid $248,231 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the each of the three-month periods ending March 31, 2015 and 2014, for each share of Class A and Class B common stock outstanding. Shown below are details of the distributions for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00167167
Distributions paid or payable in cash	$294,197	$130,908
Distributions reinvested	358,056	217,739
Distributions declared	$652,253	$348,647

Source of Distributions:
Cash flow from operations	$244,496	$130,908
Reinvested via the distribution reinvestment plan	358,056	217,739
Borrowings	49,701	—
Total Sources of Distributions	$652,253	$348,647

Net Cash Provided by Operating Activities:	$244,496	$461,434

Funds From Operations:	$584,135	$(241,329)

From our inception through March 31, 2015, we declared cumulative distributions of $2,907,096 to common stockholders, as compared to cumulative FFO of negative $35,906. From our inception through March 31, 2015, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the third amended expense support agreement between us and our advisor, as described above. Please see Liquidity and Capital Resources and Note 7 ("Related Party Arrangements") to our unaudited consolidated financial statements. For three months ended March 31, 2015, cash flow from operations benefited by $504,430 from the third amended expense support agreement. Our advisor may continue providing us expense support up to a maximum of $9,200,000. Through March 31, 2015, our advisor has incurred $7,276,558 in expense support payments. Expense support payments by our advisor under the third amended expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, a greater portion of our distributions would have come from proceeds of our offering or from additional borrowings.

We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit or from the proceeds of our offering. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended March 31, 2015, one redemption request was received and processed for 2,859 Class B shares at a price of $12.91 per share.

Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:
•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses
A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes . In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.
Off Balance Sheet Arrangements
As of March 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2015, we had $43,426,851 outstanding under our Wells Fargo line of credit at 1.875%, representing approximately a 50.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $217,134 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2015, we owned $6,694,562 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2015 would result in a change of $669,456 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange

Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
On February 2, 2015, Deutsche Asset and Wealth Management, or Deutsche AWM, which includes RREEF America announced that it signed an agreement, which we refer to as the Services Agreement, with Bank of New York Mellon Corporation, or BNY Mellon, whereby BNY Mellon will provide real estate and infrastructure fund administration services to Deutsche AWM. Pursuant to the Services Agreement, Deutsche AWM outsourced its direct real estate and infrastructure fund finance, fund accounting, asset management accounting and client and financial reporting functions to BNY Mellon.
With respect to us, BNY Mellon, which is unaffiliated with us, will provide the fund accounting and reporting, asset management accounting and fund administration services that were previously performed by our advisor; provided that our advisor will remain ultimately responsible for the performance of all such services for us pursuant to the terms of our advisory agreement between us and our advisor. As part of the services provided by BNY Mellon, under the supervision of our advisor, BNY Mellon will calculate our daily NAV in accordance with the valuation guidelines established by our board of directors.
Other than the change described above regarding BNY Mellon, no change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2015, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015:
Deutsche Bank recently entered into a settlement with the Department of Justice and other U.S. and U.K. regulators, as part of which a U.K.-based affiliate pleaded guilty to wire fraud for its conduct in relation to LIBOR, and Deutsche Bank agreed to pay financial penalties that amounted to approximately $2.5 billion.  This settlement could negatively impact our advisor, upon which we are substantially dependent.

On April 23, 2015, Deutsche Bank entered into a settlement with the Department of Justice and other U.S. and U.K. regulators related to their investigations into anti-competitive and manipulative conduct with respect to LIBOR and other benchmark rates.  As part of the settlement, Deutsche Bank entered into a deferred prosecution agreement, and a U.K.-based affiliate, DB Group Services (UK) Ltd., pleaded guilty to wire fraud. Deutsche Bank agreed to pay various U.S. and U.K. regulators approximately $2.5 billion to settle claims related to the same.

This settlement may impact our advisor’s ability to provide advisory services to various other funds and clients, which may adversely affect the reputation and financial health of our advisor.  Any decline in our advisor’s financial health or ability to attract and retain personnel could adversely impact its ability to provide advisory services and expense support to us.

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
Neither class of our common stock is currently traded on any exchange and there is no established public trading market.

Through March 31, 2015, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	2,167,284	$27,224,756
Class B shares	2,317,126	28,660,860
Distribution Reinvestment Plan:
Class A shares	41,581	522,113
Class B shares	97,721	1,222,309
Total	4,623,712	$57,630,038
From the commencement of our public offering through March 31, 2015, we incurred the following expenses related thereto:

Selling commissions	$403,981
Distribution fees	131,790
Dealer manager fees (1)	210,521
Other offering expenses	7,599,486
Total offering expenses	$8,345,778

(1) SC Distributors, LLC, our dealer manager, which is not affiliated with us, waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through March 31, 2015, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $56,883,746. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by the dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. The dealer manager has agreed to defer reimbursement of the offering expenses it has paid until an unspecified future date.
From the commencement of the public offering through March 31, 2015, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $22,550,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $5,600,000 was used to purchase real estate equity securities;

•	Approximately $21,200,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $8,250,000 was available for working capital or subsequent investment.

On November 27, 2012 we adopted a share redemption plan whereby on a daily basis stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to Class A and Class B shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for both classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

During the three months ended March 31, 2015, we received and processed one redemption request pursuant to our share redemption plan for 2,859 Class B shares of our common stock at a price of $12.91 per share. We funded this redemption with cash flow from operations.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended March 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1-January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	—	$—	—	—
March 1 - March 31, 2015	2,859	$12.91	2,859	(1)

(1)	Redemptions are limited as described above.

(2)	This redemption was paid from cash flow from operations.
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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2015

EXHIBIT INDEX

Exhibit No.	Description
10.1
Revolving Loan Agreement, dated as of March 6, 2015, by and among RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2015 (the “March 11 Form 8-K”).

10.2
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association as administrative agent, incorporated by reference to Exhibit 10.2 to the March 11 Form 8-K.

10.3
Hazardous Materials Indemnity Agreement, dated March 6, 2015, by RREEF Property Trust, Inc., RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC and RPT Wallingford Plaza, LLC, to Wells Fargo Bank, National Association as administrative agent, incorporated by reference to Exhibit 10.3 to the March 11 Form 8-K.

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