Form 10-Q
period 2015-06-30
RREEF Property Trust, Inc.
filed 2015-08-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 11, 2015, the registrant had 2,648,329 shares of Class A common stock, $.01 par value, outstanding, and 2,502,071 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$26,568,494	$26,568,494
Buildings and improvements, less accumulated depreciation of $2,258,705 and $1,289,650, respectively	49,935,617	50,904,672
Acquired intangible lease assets, less accumulated amortization of $3,017,617 and $1,937,709, respectively	12,876,054	13,955,962
Total investment in real estate assets, net	89,380,165	91,429,128
Investment in marketable securities	7,796,841	6,400,611
Total investment in real estate assets and marketable securities, net	97,177,006	97,829,739
Cash and cash equivalents	2,812,582	2,119,387
Receivables	1,071,368	550,660
Prepaids and other assets	329,950	170,454
Total assets	$101,390,906	$100,670,240
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net of unamortized deferred financing costs of $642,526 and $162,938, respectively	$36,057,474	$48,237,062
Accounts payable and accrued expenses	515,598	316,939
Due to affiliates	11,119,468	9,203,208
Acquired below market lease intangibles, less accumulated amortization of $428,817 and $188,045, respectively	8,099,721	8,340,493
Distributions payable	169,853	87,045
Other liabilities	842,586	877,848
Total liabilities	56,804,700	67,062,595
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized, 2,445,230 and 1,808,602 issued and outstanding, respectively	24,452	18,087
Class B common stock, $0.01 par value; 500,000,000 shares authorized, 2,505,369 and 1,900,362 issued and outstanding, respectively	25,054	19,004
Additional paid in capital	52,758,738	39,016,222
Accumulated deficit	(8,079,925)	(6,035,150)
Accumulated other comprehensive (loss) income	(142,113)	589,482
Total stockholders' equity	44,586,206	33,607,645
Total liabilities and stockholders' equity	$101,390,906	$100,670,240

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental and other property income	$1,817,698	$841,326	$3,632,915	$1,385,543
Tenant reimbursement income	235,329	111,068	470,344	161,317
Investment income on marketable securities	59,747	26,715	106,791	52,236
Total revenues	2,112,774	979,109	4,210,050	1,599,096
Expenses
General and administrative expenses	445,080	504,134	1,108,910	1,092,169
Property operating expenses	434,134	141,582	854,837	221,664
Advisory expenses	108,361	120,604	253,829	120,604
Acquisition related expenses	—	126,057	—	164,599
Depreciation	484,528	207,699	969,055	333,317
Amortization	512,942	270,867	1,025,883	491,437
Total operating expenses	1,985,045	1,370,943	4,212,514	2,423,790
Operating income (loss)	127,729	(391,834)	(2,464)	(824,694)
Interest expense	(258,315)	(220,538)	(720,761)	(348,626)
Net realized gain (loss) upon sale of marketable securities	(83,104)	36,165	96,200	9,598
Net loss	$(213,690)	$(576,207)	$(627,025)	$(1,163,722)
Weighted average number of common shares outstanding:
Basic and diluted	4,771,626	2,577,389	4,455,011	2,449,450
Net loss per common share:
Basic and diluted	$(0.04)	$(0.22)	$(0.14)	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(213,690)	$(576,207)	$(627,025)	$(1,163,722)
Other comprehensive (loss) income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (gain) loss	83,104	(36,165)	(96,200)	(9,598)
Unrealized gain (loss) on marketable securities	(898,025)	212,959	(635,395)	489,562
Total other comprehensive (loss) income	(814,921)	176,794	(731,595)	479,964
Comprehensive loss	$(1,028,611)	$(399,413)	$(1,358,620)	$(683,758)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	611,818	6,117	580,518	5,806	15,427,381	—	—	15,439,304
Issuance of common stock through the distribution reinvestment plan	—	—	24,810	248	27,348	273	667,919	—	—	668,440
Redemption of common stock	—	—	—	—	(2,859)	(29)	(36,887)	—	—	(36,916)
Distributions to investors	—	—	—	—	—	—	—	(1,417,750)	—	(1,417,750)
Dealer - manager fees	—	—	—	—	—	—	(123,165)	—	—	(123,165)
Other offering costs	—	—	—	—	—	—	(2,192,732)	—	—	(2,192,732)
Comprehensive loss	—	—	—	—	—	—	—	(627,025)	(731,595)	(1,358,620)
Balance, June 30, 2015	—	$—	2,445,230	$24,452	2,505,369	$25,054	$52,758,738	$(8,079,925)	$(142,113)	$44,586,206

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(627,025)	$(1,163,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	969,055	333,317
Net realized gain upon sale of marketable securities	(96,200)	(9,598)
Amortization of intangible lease assets and liabilities	839,136	467,111
Amortization of deferred financing costs	239,726	158,036
Straight line rent	(233,914)	(99,907)
Changes in assets and liabilities:
Receivables	31,434	(20,385)
Prepaids and other assets	(159,496)	(81,344)
Accounts payable and accrued expenses	(5,499)	43,976
Other liabilities	(243,002)	27,667
Due to affiliates	571,618	1,338,508
Net cash provided by operating activities	1,285,833	993,659
Cash flows from investing activities:
Investment in real estate and related assets	—	(19,705,415)
Investment in marketable securities	(7,459,827)	(1,674,690)
Proceeds from sale of marketable securities	5,304,541	1,609,607
Net cash used in investing activities	(2,155,286)	(19,770,498)
Cash flows from financing activities:
Proceeds from line of credit	43,426,851	17,600,000
Repayments of line of credit	(55,126,851)	(2,600,000)
Proceeds from issuance of common stock	15,439,304	7,079,943
Payment of offering costs	(753,924)	(559,844)
Distributions to investors	(1,334,942)	(733,451)
Repurchase of shares	(36,916)	(119,940)
Common stock issued through the distribution reinvestment plan	668,440	459,831
Deferred financing costs paid	(719,314)	(48,626)
Net cash provided by financing activities	1,562,648	21,077,913
Net increase in cash and cash equivalents	693,195	2,301,074
Cash and cash equivalents, beginning of period	2,119,387	2,916,144
Cash and cash equivalents, end of period	$2,812,582	$5,217,218

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$1,802,425	$895,340
Distributions declared and unpaid	169,853	54,033
Accrued deferred financing costs	—	14,818
Unrealized gain (loss) on marketable securities	(731,595)	479,964
Purchases of marketable securities not yet paid	270,023	15,010
Proceeds from sale of marketable securities not yet received	345,689	20,116
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Supplemental Cash Flow Disclosures:
Interest paid	$477,281	$113,144
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	—	19,750,000
Prepaids and other assets assumed	—	47,975
Other liabilities assumed	—	(92,560)
Investment in real estate and related assets	$—	$19,705,415

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Company's critical accounting policies during the six months ended June 30, 2015.
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
Concentration of Credit Risk
As of June 30, 2015 and 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2015 and 2014, the Company owned five properties housing thirteen tenants, and 3 properties housing 8 tenants, respectively. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

Property	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Terra Nova Plaza, Chula Vista, CA	27.8%	27.2%
Anaheim Hills Office Plaza, Anaheim, CA	23.8%	24.0%
Commerce Corner, Logan Township, NJ	20.5%	20.7%
Heritage Parkway, Woodridge, IL	15.2%	15.2%
Wallingford Plaza, Seattle, WA	12.7%	12.9%
	100.0%	100.0%

Tenant	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	16.4%	16.5%
Allstate Insurance Company - Heritage Parkway	15.2%	15.2%
The Sports Authority - Terra Nova Plaza	14.0%	13.7%
Bed, Bath & Beyond - Terra Nova Plaza	13.7%	13.5%
Performance Food Group, Inc. - Commerce Corner	12.2%	12.4%
Total	71.5%	71.3%

Property	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Commerce Corner, Logan Township, NJ	39.0%	24.0%
Heritage Parkway, Woodridge, IL	32.8%	40.4%
Wallingford Plaza, Seattle, WA	28.2%	35.6%
	100.0%	100.0%

Tenant	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Allstate Insurance Company - Heritage Parkway	32.8%	40.4%
Performance Food Group, Inc. - Commerce Corner	23.6%	14.5%
Walgreens - Wallingford Plaza	15.1%	19.1%
Total	71.5%	74.0%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

The following table shows the concentration of annualized base rental revenues as of June 30, 2015 and June 30, 2014, respectively.

Tenant	June 30, 2015	June 30, 2014
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	19.1%	—%
Allstate Insurance Company - Heritage Parkway	18.5%	36.2%
Performance Food Group, Inc. - Commerce Corner	12.4%	24.6%
The Sports Authority - Terra Nova Plaza	11.7%	—%
Total	61.7%	60.8%

Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 was originally scheduled to become effective for the Company beginning January 1, 2017. However, on April 1, 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year. As such, ASU 2014-09 would become effective on January 1, 2018 for the Company for both its interim and annual reporting periods. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
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
On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 is permitted. Effective January 1, 2015, the Company has elected to adopt ASU 2015-03 on a retrospective basis wherein the balance sheets for all periods presented are adjusted to reflect the period-specific effects of applying the new guidance. See Note 6 ("Line of Credit").
On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at June 30, 2015 and December 31, 2014 approximated its fair value of $36,700,000 and $48,400,000, respectively. See Note 6 ("Line of Credit").
The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company did not acquire any real estate properties during the three and six months ended June 30, 2015. The company acquired one real estate property during the three and six months ended June 30, 2014, respectively.
The Company's rental and other property income for the three and six months ended June 30, 2015 and 2014 is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Rental revenue	$1,610,479	$762,932	$3,212,254	$1,261,312
Straight-line revenue	113,845	67,367	233,914	99,907
Above- and below-market lease amortization	93,374	11,027	186,747	24,324
Rental and other property income	$1,817,698	$841,326	$3,632,915	$1,385,543

For the three and six months ended June 30, 2014, the Company recorded revenues and net income of $370,836 and $38,470, respectively, related to the property acquired during the six months ended June 30, 2014.
The Company's estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Commerce Corner and Anaheim Hills were completed on January 1, 2013), for the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$1,454,554	$3,017,048
Net loss	(448,179)	(932,506)
The pro forma information for the three and six months ended June 30, 2014 does not include acquisition costs of $126,057 and $164,599, respectively as such costs are non-recurring. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of June 30, 2015 and December 31, 2014, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of June 30, 2015 and December 31, 2014 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	June 30, 2015	December 31, 2014
Marketable securities—cost	$7,938,954	$5,811,129
Unrealized gains	135,189	592,470
Unrealized losses	(277,302)	(2,988)
Net unrealized (loss) gain	(142,113)	589,482
Marketable securities—fair value	$7,796,841	$6,400,611

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2015 and June 30, 2014, marketable securities sold generated proceeds of $3,005,669 and $877,615, respectively, resulting in gross realized gains of $90,420 and $46,270, respectively, and gross realized losses of $173,524 and $10,105, respectively. During the six months ended June 30, 2015 and June 30, 2014, marketable securities sold generated proceeds of $5,622,769 and $1,607,842

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

resulting in gross realized gains of $296,393 and $60,662, respectively, and gross realized losses of $200,193 and $51,064, respectively.

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

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2015, the outstanding balance and interest rate were $36,700,000 and 1.884%, respectively.

The Wells Fargo Line of Credit has as co-borrowers the wholly owned subsidiaries of the Operating Partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2015, the Company's maximum borrowing capacity was $50,052,376.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of June 30, 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

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

The adoption of ASU 2015-03 is considered a change in accounting principle wherein the Company's net deferred financing costs, which previously had been presented as an asset in its consolidated balance sheet, is now presented as a direct deduction from the carrying amount of that debt liability and presented in the line item "Line of credit, net of unamortized deferred financing costs." The adoption had no impact on the Company's consolidated statement of operations or debt covenant compliance. The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit as of June 30, 2015 and the Regions Line of Credit as of December 31, 2014:

	June 30, 2015	December 31, 2014
Line of credit	$36,700,000	$48,400,000
Deduct: Deferred financing costs, less accumulated amortization	(642,526)	(162,938)
Line of credit, net of unamortized deferred financing costs	$36,057,474	$48,237,062

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 3, 2016. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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

2.
The performance component is calculated for each class of shares on the basis of the total return to stockholders and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return allocable to that class; provided, however, that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component earned by RREEF America

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The fees earned by RREEF America for the three and six months ended June 30, 2015 and 2014 are shown below. As the NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of this date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of the Company's investments, interest rates, and the expense support provided by RREEF America, as hereinafter described.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed component	$151,985	$—	$253,829	$—
Performance component	(43,624)	120,604	—	120,604
	$108,361	$120,604	$253,829	$120,604

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the Expense Support Agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of RREEF America's employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for the advisor's employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended June 30, 2015 and 2014, RREEF America incurred no reimbursable operating expenses, that were subject to the terms and conditions of the advisory agreement. For the six months ended June 30, 2015 and 2014, RREEF America incurred $22,242 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the advisory agreement. As of June 30, 2015 and December 31, 2014, the Company had payable to RREEF America zero and $36,155, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. For the three months ended June 30, 2015 and 2014, the Company reimbursed RREEF America $230,157 in each period. For the six months ended June 30, 2015 and 2014, the Company reimbursed RREEF America $457,785 and $452,726, respectively.

Expense Support Agreement
Pursuant to the terms of the expense support agreement as most recently amended on December 16, 2014 (the "Expense Support Agreement"), RREEF America has agreed to pay for certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

described above and therefore are in addition to the Deferred O&O amount (“Expense Payments”). The Expense Payments may include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through June 30, 2015, the Company had raised $60,742,000 in the Offering and had incurred a total of $7,890,897 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. Details of the Expense Payments incurred by RREEF America are described below.

	Organization and offering costs	Operating expenses	Total
Balance, December 31, 2014	$2,184,676	$4,412,055	$6,596,731
Additions	737,584	556,582	1,294,166
Reimbursements made to RREEF America	—	—	—
Balance, June 30, 2015	$2,922,260	$4,968,637	$7,890,897
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Upon the commencement of reimbursement, the Company will reimburse RREEF America $250,000 per quarter, subject to adjustment as described in the Expense Support Agreement. Through June 30, 2015, the Company has made no reimbursements to RREEF America under the Expense Support Agreement.
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

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2014	$4,618,318	$2,184,676	$1,122,318	$7,925,312	$(1,129,897)	$6,795,415
Additions	—	737,584	513,462	1,251,046	1,064,851	2,315,897
Balance, June 30, 2015	$4,618,318	$2,922,260	$1,635,780	$9,176,358	$(65,046)	$9,111,312

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
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

	June 30, 2015	December 31, 2014
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	(65,046)	(1,129,897)
Reimbursements made to RREEF America	(1,375,884)	(918,099)
Deferred O&O reimbursable to RREEF America	$3,177,388	$2,570,322
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, total operating expenses of the Company were $2,366,790 which exceeded the 2%/25% Guidelines by $642,459. On August 6, 2015, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended June 30, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 4 or 5 properties during the four fiscal quarters ended June 30, 2015. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement.
Due to Affiliates
In accordance with all the above, as of June 30, 2015 and December 31, 2014, the Company owed RREEF America for the following amounts:

	June 30, 2015	December 31, 2014
Deferred O&O	$3,177,388	$2,570,322
Expense Payments	7,890,897	6,596,731
Reimbursable under the advisory agreement	—	36,155
Advisory fees	51,183	—
Due to affiliates	$11,119,468	$9,203,208

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

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

During the six months ended June 30, 2015, one redemption request was received and processed. During the first quarter, the Company processed one redemption request for 2,859 Class B shares at a price of $12.91 per share. During the second quarter, the Company did not process any redemption requests. The Company funded this redemption with cash flows from operations.

During the six months ended June 30, 2014, two redemption requests were received and processed. During the first quarter, the Company processed one redemption request for 7,962 Class A shares at a price of $12.21 per share, before allowing for the 2% short-term trading discount. During the second quarter, the Company processed one redemption request for approximately 2,047 Class A shares at a price of $12.30 per share, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flows from operations.

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
June 30, 2015
(Unaudited)

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
Shown below are details of the Company's distributions for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended June 30, 2015
	March 31, 2015	June 30, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456
Distributions paid or payable in cash	$294,197	$455,114	$749,311
Distributions reinvested	358,056	310,384	668,440
Distributions declared	$652,253	$765,498	$1,417,751
Class A shares issued upon reinvestment	11,126	13,684	24,810
Class B shares issued upon reinvestment	16,669	10,679	27,348

	Three Months Ended		Six Months Ended June 30, 2014
	March 31, 2014	June 30, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307
Distributions paid or payable in cash	$130,908	$154,435	$285,343
Distributions reinvested	217,739	242,092	459,831
Distributions declared	$348,647	$396,527	$745,174
Class A shares issued upon reinvestment	5,162	6,244	11,406
Class B shares issued upon reinvestment	12,505	13,296	25,801

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

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

NOTE 11 — SEGMENT INFORMATION

For the three and six months ended June 30, 2015 and 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2015 and December 31, 2014 and net loss for the the three and six months ended June 30, 2015 and 2014.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2015	$89,380,165	$7,796,841	$97,177,006

Reconciliation to total assets as of June 30, 2015
Carrying value per reportable segments			$97,177,006
Corporate level assets			4,213,900
Total assets			$101,390,906

Carrying value as of December 31, 2014	$91,429,128	$6,400,611	$97,829,739

Reconciliation to total assets as of December 31, 2014
Carrying value per reportable segments			$97,829,739
Corporate level assets			2,840,501
Total assets			$100,670,240

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

Three Months Ended June 30, 2015	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$1,817,698	$—	$1,817,698
Tenant reimbursement income	235,329	—	235,329
Investment income on marketable securities	—	59,747	59,747
Total revenues	2,053,027	59,747	2,112,774
Operating expenses
Property operating expenses	434,134	—	434,134
Total segment operating expenses	434,134	—	434,134
Operating income - segments	$1,618,893	$59,747	$1,678,640

Three Months Ended June 30, 2014
Revenues
Rental and other property income	$841,326	$—	$841,326
Tenant reimbursement income	111,068	—	111,068
Investment income on marketable securities	—	26,715	26,715
Total revenues	952,394	26,715	979,109
Operating expenses
Property operating expenses	141,582	—	141,582
Total segment operating expenses	141,582	—	141,582
Operating income - segments	$810,812	$26,715	$837,527

Reconciliation to net loss		Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Operating income - segments		$1,678,640	$837,527
General and administrative expenses		(445,080)	(504,134)
Advisory expenses		(108,361)	(120,604)
Acquisition related expenses		—	(126,057)
Depreciation		(484,528)	(207,699)
Amortization		(512,942)	(270,867)
Operating income (loss)		127,729	(391,834)
Interest expense		(258,315)	(220,538)
Net realized gain (loss) upon sale of marketable securities		(83,104)	36,165
Net loss		$(213,690)	$(576,207)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Six Months Ended June 30, 2015
Revenues
Rental and other property income	$3,632,915	$—	$3,632,915
Tenant reimbursement income	470,344	—	470,344
Investment income on marketable securities	—	106,791	106,791
Total revenues	4,103,259	106,791	4,210,050
Operating expenses
Property operating expenses	854,837	—	854,837
Total segment operating expenses	854,837	—	854,837
Operating income - segments	$3,248,422	$106,791	$3,355,213

Six Months Ended June 30, 2014
Revenues
Rental and other property income	$1,385,543	$—	$1,385,543
Tenant reimbursement income	161,317	—	161,317
Investment income on marketable securities	—	52,236	52,236
Total revenues	1,546,860	52,236	1,599,096
Operating expenses
Property operating expenses	221,664	—	221,664
Total segment operating expenses	221,664	—	221,664
Operating income - segments	$1,325,196	$52,236	$1,377,432

Reconciliation to net loss		Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Operating income - segments		$3,355,213	$1,377,432
General and administrative expenses		(1,108,910)	(1,092,169)
Advisory expenses		(253,829)	(120,604)
Acquisition related expenses		—	(164,599)
Depreciation		(969,055)	(333,317)
Amortization		(1,025,883)	(491,437)
Operating loss		(2,464)	(824,694)
Interest expense		(720,761)	(348,626)
Net realized gain upon sale of marketable securities		96,200	9,598
Net loss		$(627,025)	$(1,163,722)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2015
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

NOTE 14 — SUBSEQUENT EVENTS

On July 1, 2015, the Company announced that its board of directors declared a cash distribution equal to $0.00173533 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from July 1, 2015 through September 30, 2015.

During July and August 2015, the Company completed payments and borrowings under the Wells Fargo Line of Credit for a net reduction of $3,700,000 to a balance of $33,000,000.

During July and August 2015, the Company received and processed one redemption request for approximately 7,593 Class A shares totaling $96,355 and received and processed four redemption requests for approximately 215,060 Class B shares totaling $2,750,294, respectively, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flows from operations and borrowings.

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
Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, or Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guaranty of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “plan,” “potential,” “predict” or other similar words.

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

On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class B shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock, or our offering.

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in Heritage Parkway, a two-story office building located in Woodridge, Illinois, or Heritage Parkway, for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. Heritage Parkway is located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
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

During the six months ended June 30, 2015, we did not acquire any properties. As of June 30, 2015, our weighted average remaining lease term was 7.1 years. The following table represents certain additional information about the properties we owned as of June 30, 2015:

Property	Location	Rentable Square Feet	Number of Leases	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Total		168,125	4	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0%
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Total		259,910	2	100.0%
Grand total		554,910	13	100.0%

(1) Occupancy is based on executed leases as of June 30, 2015.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of June 30, 2015, our real estate equity securities portfolio consisted of publicly traded common stock of 51 REITs with a value of $7,796,841. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2015:

As of June 30, 2015, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	9.8%
Equity Residential	7.9
Health Care REIT, Inc.	5.8
Prologis, Inc.	5.1
Boston Properties, Inc.	4.7
Vornado Realty Trust	4.6
Essex Property Trust, Inc.	4.1
Kimco Realty Corporation	3.8
Public Storage	3.7
Federal Realty Investment Trust	3.6
Total	53.1%

Market Outlook

We believe the U.S. economy is on a strong footing, having finally cast off many of the imbalances that either caused the last recession or hindered the recovery. Public and private reductions in leverage appear to have run their course. The financial system has recapitalized and is lending again. Interest rates remain low, held down by accommodative Federal Reserve policy, quantitative easing around the globe (which has attracted capital flows to the U.S.), and tepid inflation. Low interest rates have in turn helped reduce household debt-service burdens to a record low and have rejuvenated the housing recovery. Finally, modest inflation, thanks to lower oil prices and a strong dollar, have buttressed consumer spending power.

The economy is not without challenges, however. Softer global growth and a sharp appreciation of the U.S. dollar are significant headwinds to exports. The acute drop in oil prices has curtailed investment in America’s hitherto burgeoning energy industry. Economic risks stemming from China and Greece, though likely manageable, cannot be ignored. Still, time-tested leading indicators such as the yield curve continue to send positive signals. The curve was comfortably upward sloping (10-year Treasury yields were more than 200 basis points above the Fed Funds rate) as of July 31, 2015. Provided that global conditions do not deteriorate further, we believe the U.S. economy should continue growing.

Economic growth, and job creation in particular, are critical drivers of real-estate performance. When companies hire workers they often need to lease more office space to accommodate them. Paychecks give people the wherewithal to rent an apartment or shop at the local mall. As retail sales rise, more warehouses are needed to facilitate the distribution of goods. In our view, moderate economic growth over the next five years will be sufficient to sustain a healthy pace of absorption across property sectors.

But the economy does not tell the whole story. Another important factor is construction: too much supply can overrun even the strongest economy. In this regard, it is noteworthy that although commercial development has nearly doubled from its financial-crisis depths, it remains approximately half the average of the past 50 years. We believe the reasons for the low level of supply are twofold. First, until recently, lenders had been cautious about providing capital for development, which is perceived to carry higher risk. This constraint has begun to lift as banks have recapitalized and risk appetite has increased. Second, in many markets and for many property types, it has been cheaper to buy a building than to build a new one. This calculus is evolving as real-estate prices increase, and the economics are fueling new construction in some of the nation’s most dynamic markets (e.g. San Francisco). However, in many other places, prices are not yet high enough to motivate developers to launch new projects, at least not in excessive quantities. Indeed, U.S. construction employment remains below its pre-crisis peak.

Vacancy rates are below their 20-year average in the apartment, office, and industrial sectors. Retail vacancies remain somewhat elevated, but a dearth of new supply should see vacancies breach this threshold by the end of the year. Under these conditions, landlords are well-positioned to accrue significant rental increases.

Rising cash flows should continue to fuel investor appetite. However, rising interest rates are a potential headwind. Although they are unlikely to rise sharply, an increase from today’s low levels might weigh on future capital gains. Accordingly, real estate returns are expected to be lower than in the past, but still attractive, we believe, on a risk-adjusted basis relative to other investment options in a rising interest-rate environment.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through June 30, 2015, we acquired four additional properties and significantly increased our outstanding debt balance, as described above under Portfolio Information - Real Estate Portfolio. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Three months ended June 30, 2015 and 2014

Revenues

Our total rental and reimbursement income for the three months ended June 30, 2015 and 2014 was $2,053,027 and $952,394, respectively. Our results for the 2014 period included income only from Heritage Parkway, Wallingford Plaza and 80 days of income from Commerce Corner, while our 2015 results for the same period additionally include the subsequent acquisitions as described above under Portfolio Information - Real Estate Portfolio. Straight line revenues were $113,845 and $67,367, respectively, for the three months ended June 30, 2015 and 2014. The increase in 2015 over 2014 is reflective of our additional property acquisitions.

Wallingford Plaza and Heritage Parkway represent our only same-store real estate investments for the three months ended June 30, 2015 and 2014 being the only properties owned for the entirety of the periods. For these periods, tenant reimbursement income was down approximately $7,000 in 2015 compared to 2014 as a result of a minor insurance related item that was resolved at Wallingford Plaza.

For the three months ended June 30, 2015 and 2014, our investment income on marketable securities was $59,747 and $26,715, respectively. The increase is reflective of the fact that we averaged approximately $6,900,000 of marketable securities investments during the 2015 period compared to an average of approximately $3,100,000 of marketable securities investments during the 2014 period. The 2015 period includes an additional investment of $2,000,000 into the real estate securities portfolio in May 2015. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three months ended June 30, 2015 and 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2015 and 2014 were $1,985,045 and $1,370,943, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director fees. For the three months ended June 30, 2015 and 2014, general and administrative expenses were $445,080 and $504,134, respectively. The amount for 2015 is lower than 2014 primarily due to savings from our advisor's outsourcing of its fund administration services to Bank of New York Mellon that occurred in February 2015. We were responsible for reimbursing our advisor for such costs related to our advisor's employees and we will continue to be responsible for reimbursing for such costs being incurred by our advisor from the Bank of New York platform. These savings of approximately $87,000 were offset by slightly higher audit costs as we have grown and higher directors and officers insurance premiums as we increased our policy limits upon policy renewal in 2015.

Property operating expenses for the three months ended June 30, 2015 and 2014 were $434,134 and 141,582, respectively. The significant increase is due to the two acquisitions that have occurred from June 30, 2014 through June 30, 2015. Depreciation and amortization are also significantly increased in the 2015 period compared to the 2014 period as a result of the acquisitions subsequent to June 30, 2014.

On a same-store basis (Wallingford Plaza and Heritage Parkway), property operating expenses for the three months ended June 30, 2015 were down approximately $9,000 compared to the same period of 2014 at Wallingford Plaza due to resolution of the same minor insurance item that impacted the tenant reimbursement income.

On a same-store basis, it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the three months ended June 30, 2015 and 2014, same-store net operating income increased approximately $19,000 almost exclusively due to contractual rent increases at both properties.

During the three months ended June 30, 2015 and 2014, we accrued advisory fees of $108,361 and $120,604, respectively. The amount for the 2015 period is comprised of $151,985 of the fixed component of the advisory fee and $(43,624) of the performance component of the advisory fee. Comparatively, the accrued advisory fees for the 2014 period are solely due to the performance component of the advisory fee. The fixed component of the advisory fee was not earned by our advisor until our combined NAV of both our Class A shares and our Class B shares reached $50,000,000, which occurred on January 22, 2015. The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2015 through June 30, 2015, the total return to stockholders in each of the Class A and Class B shares did not exceed the 6% per annum hurdle, and as a result, the performance component of the advisory fee accrued as of March 31, 2015 was reversed during the second quarter of 2015. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates and the expense support provided by RREEF America.

Acquisition related expenses during the three months ended June 30, 2015 and 2014 were $0 and $126,057, respectively. While we did not acquire any real estate investments during the three months ended June 30, 2015, during the 2014 period we did incur costs related to the acquisition of Commerce Corner.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended June 30, 2015 and 2014, interest expense was $258,315 and $220,538, respectively. Interest expense for the 2015 period is higher than the 2014 period primarily due to borrowings on our line of credit related to acquisitions occurring subsequent to June 30, 2014. In connection therewith, the three months ended June 30, 2015 and 2014 experienced weighted average outstanding balances on our line of credit of $37.8 million and $18.8 million, respectively. In addition, the $75 million capacity of our Wells Fargo Bank line of credit is greater than the $50 million capacity of the Regions Bank line of credit that was replaced in March 2015 by the Wells Fargo Bank line of credit. Consequently, our unused line of credit fees are higher in the 2015 period compared to the 2014 period. Offsetting these increased costs are a lower interest rate on the Wells Fargo Bank line of credit and a lower amortization of financing costs on the Wells Fargo Bank line of credit. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the three months ended June 30, 2015, these portfolio refinements resulted in a net realized loss of $83,104. For the three months ended June 30, 2014, we had net realized gains of $36,165. Compared to the 2014 period, the public REIT sector of the equities market retracted significantly during the second quarter of 2015, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy. These effects resulted in unrealized losses becoming realized as portfolio refinements were made, in addition to contributing to unrealized losses of $814,921 for the three months ended June 30, 2015. During the same period of 2014, the REIT stock sector experienced gains as the outlook for economic growth and interest rates were more favorable. As of June 30, 2015, we owned a portfolio of publicly traded common stock of 51 REITs with a cost basis of $7,938,954 and a fair value of $7,796,841, reflecting a net unrealized loss of $142,113.

Six months ended June 30, 2015 and 2014

Revenues

Our total rental and reimbursement income for the six months ended June 30, 2015 and 2014 was $4,103,259 and $1,546,860, respectively. Our results for the 2014 period included income only from Heritage Parkway, Wallingford Plaza and 80 days of income from Commerce Corner, while our 2015 results for the same period additionally include the subsequent acquisitions as described above under Portfolio Information - Real Estate Portfolio. Straight line revenues were $233,914 and $99,907, respectively, for the six months ended June 30, 2015 and 2014. The increase in 2015 over 2014 is reflective of our additional property acquisitions.

Wallingford Plaza and Heritage Parkway represent our only same-store real estate investments for the six months ended June 30, 2015 and 2014 being the only properties owned for the entirety of the periods. For these periods, tenant reimbursement income was down approximately $21,000 in 2015 compared to 2014 as a result of a minor insurance related item at Wallingford Plaza that was resolved.

For the six months ended June 30, 2015 and 2014, our investment income on marketable securities was $106,791 and $52,236, respectively. The increase is reflective of the fact that we averaged approximately $6,500,000 of marketable securities investments during the 2015 period compared to an average of approximately $3,100,000 of marketable securities investments during the 2014 period. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the six months ended June 30, 2015 and 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2015 and 2014 were $4,212,514 and $2,423,790, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director fees. For the six months ended June 30, 2015 and 2014, general and administrative expenses were $1,108,910 and $1,092,169, respectively. While the increase in total general and administrative expenses in 2015 is minor over 2014, we experienced approximately $140,000 of savings from our advisor's outsourcing of its fund administration services to Bank of New York Mellon that occurred in February 2015. Prior to the Bank of New York Mellon outsourcing, we were responsible for reimbursing our advisor for such costs related to our advisor's employees. We will continue to be responsible for reimbursing for such costs being incurred by our advisor from the Bank of New York platform. These savings were offset mostly by higher audit costs as we have grown, higher professional fees and higher directors and officers insurance premiums as we increased our policy limits upon policy renewal in 2015.

Property operating expenses for the six months ended June 30, 2015 and 2014 were $854,837 and $221,664, respectively. The significant increase is due to the three acquisitions that occurred from March 31, 2014 through June 30, 2015. Depreciation and amortization also significantly increased in the 2015 period compared to the 2014 period as a result of the acquisitions subsequent to March 31, 2014.

On a same-store basis (Wallingford Plaza and Heritage Parkway), property operating expenses for the six months ended June 30, 2015 and 2014 were down approximately $21,000 compared to the same period of 2014 at Wallingford Plaza due to resolution of the same minor insurance item that impacted the tenant reimbursement income.

On a same-store basis, it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the six months ended June 30, 2015 and 2014, same-store net operating income increased approximately $29,000 almost exclusively due to contractual rent increases at both properties.

During the six months ended June 30, 2015 and 2014, we accrued advisory fees of $253,829 and $120,604, respectively. The amount for the 2015 period is comprised solely of the fixed component of the advisory fee while the advisory fees for the 2014 period are solely due to the performance component of the advisory fee. The fixed component of the advisory fee was not earned by our advisor until our combined NAV of both our Class A shares and our Class B shares reached $50,000,000, which occurred on January 22, 2015. The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2015 through June 30, 2015, the total return to stockholders in each of the Class A and Class B shares did not exceed the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of our investments, interest rates and the expense support provided by RREEF America.

Acquisition related expenses during the six months ended June 30, 2015 and 2014 were $0 and $164,599, respectively. While we did not acquire any real estate investments during the six months ended June 30, 2015, during the 2014 period we did incur costs related to the acquisition of Commerce Corner and the pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the six months ended June 30, 2015 and 2014, interest expense was $720,761 and $348,626, respectively. Interest expense for the 2015 period was significantly higher than the 2014 period primarily due to borrowings on our line of credit related to acquisitions occurring subsequent to March 31, 2014. In connection therewith, the six months ended June 30, 2015 and 2014 experienced weighted average outstanding balances on our line of credit of $41.5 million and $11.2 million, respectively. In addition, the $75 million capacity of our Wells Fargo Bank line of credit is greater than the $50 million capacity of the Regions Bank line of credit that was replaced in March 2015 by the Wells Fargo Bank line of credit. Consequently, our unused line of credit fees are higher in the 2015 period compared to the 2014 period. Furthermore, in connection with refinancing the Regions Bank line of credit with the Wells Fargo Bank line of credit in March 2015 resulted in the write-off of unamortized financing costs from the Regions Bank line of credit. Offsetting these increased costs are a lower interest rate on the Wells Fargo Bank line of credit. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the six months ended June 30, 2015, these portfolio refinements resulted in a net realized gain of $96,200. For the six months ended June 30, 2014, we had net realized gains of $9,598. During the 2014 calendar year, the public REIT sector of the equities market rose significantly on stable economic growth and interest rates. As a consequence, refinements in our marketable securities portfolio locked in realized gains that were not fully eliminated during the second quarter of 2015 when the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy. The net downward movement in the REIT stock sector in 2015 following the significant increase in the sector during 2014 resulted in unrealized losses of $731,595 for the six months ended June 30, 2015 compared to unrealized gains of $479,964 for the six months ended June 30, 2014.

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

The following table provides a breakdown of the major components of our Total NAV and NAV per share as of June 30, 2015:

Components of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$88,600,000	$17.84	$17.97
Investments in real estate equity securities (2)	7,796,841	1.57	1.58
Other assets, net	4,209,804	0.85	0.85
Line of credit	(36,700,000)	(7.39)	(7.44)
Other liabilities, net	(1,194,149)	(0.24)	(0.25)
NAV per share	$62,712,496	$12.63	$12.71

(1)    The value of our investments in real estate was approximately 2.9% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 1.8% less than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2015.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$44,586,206	$8.99	$9.04
Plus:
Unrealized gain on real estate investments	2,472,052	0.50	0.50
Accumulated depreciation	2,258,705	0.45	0.46
Accumulated amortization related to intangible lease assets and liabilities	2,588,800	0.52	0.52
Deferred offering costs and expenses	11,447,674	2.30	2.32
Less:
Deferred rent receivable	(640,941)	(0.13)	(0.13)
Net asset value	$62,712,496	$12.63	$12.71
As of June 30, 2015, all five properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of June 30, 2015. Once we have more than one property of the industrial property type, we will include the key assumptions for the industrial properties.

	Discount Rate	Exit Capitalization Rate
Office properties	8.07%	7.32%
Retail properties	6.75%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2015 of 0.25% would yield a decrease in the total office property investment value of 1.72% and a decrease in the retail property investment value of 1.83%.

The deferred offering costs and expenses of $11,447,674 are initially excluded from the NAV calculation. This includes $11,062,601 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of June 30, 2015 were recorded as assets and as such have no impact on our NAV as of June 30, 2015 and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The amount deferred will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the third amended expense support agreement (defined below). Through June 30, 2015, we reimbursed our advisor for $1,375,884 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred offering costs and expenses included in the table above also includes $385,073 payable to SC Distributors, LLC, or the dealer manager, who has agreed to defer payment of these costs until an unspecified future date.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(213,690)	$(576,207)	$(627,025)	$(1,163,722)

Real estate related depreciation	484,528	207,699	969,055	333,317
Real estate related amortization	512,942	270,867	1,025,883	491,437
NAREIT defined FFO	783,780	(97,641)	1,367,913	(338,968)

Additional adjustments
Acquisition expenses	—	126,057	—	164,599
Straight line rents	(113,845)	(67,367)	(233,914)	(99,907)
Amortization of above- and below-market lease intangibles	(93,374)	(11,027)	(186,747)	(24,324)
IPA defined MFFO	$576,561	$(49,978)	$947,252	$(298,600)
We believe that our FFO for the three and six months ended June 30, 2015, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through June 30, 2015, we raised $30,246,256 from the sale of Class A shares and $30,495,810 from the sale of Class B shares. With respect to the Class B amount, $10,000,002 of the Class B shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that could have become parties to the credit agreement, which we refer to as the Regions line of credit. The Regions line of credit had a capacity of $50 million. Borrowings under the Regions line of credit carried a specified interest rate which, during the period from January 1 through March 6, 2015, was at 250 basis points over the London Interbank Offered Rate, or LIBOR. The Regions line of credit had a scheduled maturity date of May 1, 2015.

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851 which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of June 30, 2015, the outstanding balance and interest rate were $36,700,000 and 1.88%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2015, our maximum borrowing capacity was $50,052,376.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company must meet tangible net worth hurdles. We were in compliance with all covenants as of June 30, 2015.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of June 30, 2015, the total Deferred O&O paid by our advisor exceeded the 15% limit by $65,046. During the six months ended June 30, 2015, we reimbursed RREEF America for $457,785 of Deferred O&O, and we have made total reimbursements to RREEF America of $1,375,884 against the Deferred O&O through June 30, 2015.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the third amended expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2015, we owed our advisor for $0 for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on December 16, 2014 and which we refer to as the third amended expense support agreement. Pursuant to the terms of the third amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments may include, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (1) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (2) the date the aggregate expense payments by our advisor exceed $9,200,000. Through June 30, 2015, our advisor has incurred $7,890,897 in expense payments.

Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2015, our total operating expenses (as defined in our charter) were $2,366,790, which exceeded the 2%/25% guidelines by $642,459. On August 6, 2015, our independent directors determined that the excess amount of total operating expenses for the four quarters ended June 30, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only 4 or 5 properties during the four fiscal quarters ended June 30, 2015. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement with our advisor.

Pursuant to the third amended expense support agreement, commencing the first calendar quarter of the first calendar year immediately following the calendar year in which either (1) we surpass $200,000,000 in aggregate gross proceeds from the offering or (2) the aggregate expense payments by RREEF America exceed $9,200,000, within the first 30 calendar days of such first calendar quarter and within the first 30 days of each subsequent calendar quarter, we will reimburse our advisor in an amount equal to the lesser of (1) $250,000 and (2) the aggregate amount of all expense payments made by our advisor prior to the last day of the previous calendar quarter that have not been previously reimbursed by us to our advisor, until the aggregate of all expense payments have been reimbursed by us; provided, however, that the maximum quarterly reimbursement will be increased (1) from $250,000 to $325,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $850 million in gross proceeds from our public offering and (2) from $325,000 to $400,000 per quarter commencing with the quarter immediately following the calendar quarter in which we surpass $1.9 billion in gross proceeds from our public offering. In all cases, however, such reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that (1) such reimbursement payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment, and (2) such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. Pursuant to the third amended expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as prior 2%/25% periods. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines (as defined in our advisory agreement) for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the third amended expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period.

In addition, the third amended expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we had positive cash flow for the quarter after the payment of a 5.0% annualized distribution, excluding any reinvestment of distributions and (2) distributions paid for the quarter are 100% or less as a percentage of both our FFO and MFFO for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) such lump sum payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment and (2) such lump sum payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. The amount of such lump sum payment will not be aggregated with our total operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which the lump sum payment is made, and instead, the amounts of the unreimbursed expense payments comprising the lump sum payment will have been previously aggregated with our cumulative operating expenses for the prior 2%/25% periods in which such unreimbursed expense payments were originally incurred.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, the dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which the dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through June 30, 2015, our advisor has paid on our behalf or reimbursed us for $7,540,578 in organization and offering costs and $4,968,637 in operating expenses. Also through June 30, 2015, the dealer manager has paid on our behalf $626,077 in offering costs. However, the total organization and offering costs paid by our advisor and the dealer manager exceeded the 15% limitation by $65,046 as of June 30, 2015. In accordance with this limitation, this excess is not reflected on our balance sheet as of June 30, 2015. We may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2015 and 2014 was $1,285,833 and $993,659, respectively. The 2015 period benefited significantly from the expense support payments from our advisor of $571,618. Comparatively, the 2014 period benefited from expense support payments of $1,338,508. The 2015 expense support payments are less pursuant to the third amended expense support agreement in which we agreed to incur certain operating expenses outside of our advisor's expense support, up to the amount allowed by our charter under the 2%/25% guidelines. Excluding our advisor's expense support payments, cash flow from operating activities improved by approximately $1,000,000 from the 2014 period to the 2015 period. This increase is due to the operating cash flow from the additional properties acquired subsequent to March 31, 2014, offset by higher debt service costs as a result of higher debt balances.

Cash flow used in investing activities during the six months ended June 30, 2015 and 2014 was $2,155,286 and $19,770,498, respectively. During the 2015 period, we made additional investments into our real estate securities portfolio. During the 2014 period, we acquired Commerce Corner, which closed on April 11, 2014.

Cash flow provided by financing activities was $1,562,648 for the six months ended June 30, 2015. We received proceeds of $15,439,304 in our offering. We paid $753,924 in offering costs inclusive of reimbursements to our advisor for $457,785 for Deferred O&O. We borrowed $43,426,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our offering to repay $55,126,851 outstanding under both line of credit agreements. In connection with the refinance of the Regions line of credit, we paid $719,314 in financing costs. Cash distributions to stockholders paid during the six months ended June 30, 2015 were $1,334,942. Of the total distributions declared for the six months ended June 30, 2015, $668,440 was reinvested via our distribution reinvestment plan. Additionally, a redemption by one stockholder resulted in a payout by us of $36,916.

For the six months ended June 30, 2014, cash flow provided by financing activities was $21,077,913. We raised $7,079,943 in our offering, $2,600,000 of which was used to pay down our Regions line of credit balance. We borrowed $17,600,000 from our Regions line of credit to acquire Commerce Corner. We paid $559,844 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the each of the three-month periods ending June 30, 2015 for each share of Class A and Class B common stock outstanding. Shown below are details of the distributions for the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
	March 31, 2015	June 30, 2015	June 30, 2015
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456
Distributions paid or payable in cash	$294,197	$455,114	$749,311
Distributions reinvested	358,056	310,384	668,440
Distributions declared	$652,253	$765,498	$1,417,751

Source of Distributions:
Cash flow from operations	$244,496	$455,114	$699,610
Reinvested via the distribution reinvestment plan	358,056	310,384	668,440
Borrowings	49,701	—	49,701
Total Sources of Distributions	$652,253	$765,498	$1,417,751

Net Cash Provided by Operating Activities:	$244,496	$1,041,337	$1,285,833

Funds From Operations:	$584,135	$783,780	$1,367,913

From our inception through June 30, 2015, we declared cumulative distributions of $3,672,594 to common stockholders, as compared to cumulative FFO of $747,872. From our inception through June 30, 2015, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the third amended expense support agreement between us and our advisor, as described above. Please see Liquidity and Capital Resources and Note 7 ("Related Party Arrangements") to our unaudited consolidated financial statements. For the six months ended June 30, 2015, cash flow from operations benefited by $571,618 from the third amended expense support agreement. Our advisor may continue providing us expense support up to a maximum of $9,200,000. Through June 30, 2015, our advisor has incurred $7,890,897 in expense support payments. Expense support payments by our advisor under the third amended expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, a greater portion of our distributions would have come from proceeds of our offering or from additional borrowings.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended June 30, 2015, there were no redemptions requested.

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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes . In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.
Off Balance Sheet Arrangements
As of June 30, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2015, we had $36,700,000 outstanding under our Wells Fargo line of credit at 1.884%, representing approximately a 42.6% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $183,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2015, we owned $7,796,841 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2015 would result in a change of $779,684 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2015, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS
We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015, and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Commission on May 13, 2015. Subsequent to these filings, there have been no material changes to our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, was initially declared effective by the SEC under the Securities Act, and we commenced our initial public offering. The per share price for each class of common stock sold in our public offering equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions. SC Distributors, LLC, an unaffiliated broker-dealer, is serving as the dealer manager for our initial public offering.
Neither class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.
Through June 30, 2015, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	2,399,973	$30,246,256
Class B shares	2,460,220	30,495,810
Distribution Reinvestment Plan:
Class A shares	55,264	695,831
Class B shares	108,399	1,358,974
Total	5,023,856	$62,796,871
From the commencement of our public offering through June 30, 2015, we incurred the following expenses related thereto:

Offering Costs
Selling commissions	$455,164
Distribution fees	168,961
Dealer manager fees (1)	277,703
Other offering expenses	8,172,418
Total offering expenses	$9,074,246

(1) The dealer manager waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through June 30, 2015, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $61,895,043. The other offering expenses described above have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by the dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. The dealer manager has agreed to defer reimbursement of the offering expenses it has paid until an unspecified future date.
From the commencement of the public offering through June 30, 2015, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $22,550,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $7,600,000 was used to purchase real estate equity securities;

•	Approximately $27,925,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $3,820,000 was available for working capital or subsequent investment.

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

During the six months ended June 30, 2015, we received and processed one redemption request pursuant to our share redemption plan for 2,859 Class B shares of our common stock at a price of $12.91 per share. We funded this redemption with cash flow from operations.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended June 30, 2015.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1- April 30, 2015	—	$—	—	—
May 1 - May 31, 2015	—	$—	—	—
June 1 - June 30, 2015	—	$—	—	—

(1)	Redemptions are limited as described above.

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

Date: August 11, 2015

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