Form 10-Q
period 2015-09-30
RREEF Property Trust, Inc.
filed 2015-11-10
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 6, 2015, the registrant had 2,900,039 shares of Class A common stock, $.01 par value, outstanding, and 2,884,290 shares of Class B common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$29,712,246	$26,568,494
Buildings and improvements, less accumulated depreciation of $2,745,928 and $1,289,650, respectively	70,838,003	50,904,672
Furniture, fixtures and equipment, less accumulated depreciation of $144 and $0, respectively	361,580	—
Acquired intangible lease assets, less accumulated amortization of $3,564,560 and $1,937,709, respectively	14,434,026	13,955,962
Total investment in real estate assets, net	115,345,855	91,429,128
Investment in marketable securities	8,073,057	6,400,611
Total investment in real estate assets and marketable securities, net	123,418,912	97,829,739
Cash and cash equivalents	2,457,375	2,119,387
Receivables	1,092,202	550,660
Prepaids and other assets	629,173	170,454
Total assets	$127,597,662	$100,670,240
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net of unamortized deferred financing costs of $673,923 and $162,938, respectively	$56,826,077	$48,237,062
Accounts payable and accrued expenses	436,113	316,939
Due to affiliates	11,752,126	9,203,208
Acquired below market lease intangibles, less accumulated amortization of $549,203 and $188,045, respectively	7,979,335	8,340,493
Distributions payable	170,998	87,045
Other liabilities	1,430,335	877,848
Total liabilities	78,594,984	67,062,595
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized, 2,864,516 and 1,808,602 issued and outstanding, respectively	28,645	18,087
Class B common stock, $0.01 par value; 500,000,000 shares authorized, 2,588,128 and 1,900,362 issued and outstanding, respectively	25,881	19,004
Additional paid in capital	58,369,258	39,016,222
Accumulated deficit	(9,552,539)	(6,035,150)
Accumulated other comprehensive income	131,433	589,482
Total stockholders' equity	49,002,678	33,607,645
Total liabilities and stockholders' equity	$127,597,662	$100,670,240

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental and other property income	$1,827,487	$1,389,716	$5,460,402	$2,775,259
Tenant reimbursement income	282,349	165,478	752,693	326,795
Investment income on marketable securities	68,310	29,616	175,101	81,852
Total revenues	2,178,146	1,584,810	6,388,196	3,183,906
Expenses
General and administrative expenses	412,090	543,793	1,520,999	1,635,963
Property operating expenses	481,691	334,404	1,336,528	556,068
Advisory expenses	168,000	145,382	421,829	265,985
Acquisition related expenses	424,549	75,974	424,549	240,573
Depreciation	487,367	306,179	1,456,422	639,496
Amortization	519,930	457,618	1,545,813	949,055
Total operating expenses	2,493,627	1,863,350	6,706,140	4,287,140
Operating loss	(315,481)	(278,540)	(317,944)	(1,103,234)
Interest expense	(249,343)	(310,450)	(970,104)	(659,076)
Net realized gain (loss) upon sale of marketable securities	(71,771)	29,182	24,429	38,781
Net loss	$(636,595)	$(559,808)	$(1,263,619)	$(1,723,529)
Weighted average number of common shares outstanding:
Basic and diluted	5,251,033	3,068,502	4,723,267	2,658,068
Net loss per common share:
Basic and diluted	$(0.12)	$(0.18)	$(0.27)	$(0.65)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(636,595)	$(559,808)	$(1,263,619)	$(1,723,529)
Other comprehensive income (loss):
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (gain) loss	71,771	(29,182)	(24,429)	(38,781)
Unrealized gain (loss) on marketable securities	201,775	(113,469)	(433,620)	376,094
Total other comprehensive gain (loss)	273,546	(142,651)	(458,049)	337,313
Comprehensive loss	$(363,049)	$(702,459)	$(1,721,668)	$(1,386,216)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	1,024,932	10,248	893,611	8,936	24,734,581	—	—	24,753,765
Issuance of common stock through the distribution reinvestment plan	—	—	40,196	402	36,552	365	979,317	—	—	980,084
Redemption of common stock	—	—	(9,214)	(92)	(242,397)	(2,424)	(3,155,174)	—	—	(3,157,690)
Distributions to investors	—	—	—	—	—	—	—	(2,253,770)	—	(2,253,770)
Dealer - manager fees	—	—	—	—	—	—	(198,923)	—	—	(198,923)
Other offering costs	—	—	—	—	—	—	(3,006,765)	—	—	(3,006,765)
Comprehensive loss	—	—	—	—	—	—	—	(1,263,619)	(458,049)	(1,721,668)
Balance, September 30, 2015	—	$—	2,864,516	$28,645	2,588,128	$25,881	$58,369,258	$(9,552,539)	$131,433	$49,002,678

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,263,619)	$(1,723,529)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,456,422	639,496
Net realized gain upon sale of marketable securities	(24,429)	(38,781)
Amortization of intangible lease assets and liabilities	1,265,693	921,552
Amortization of deferred financing costs	300,210	265,116
Straight line rent	(336,850)	(203,293)
Changes in assets and liabilities:
Receivables	(37,774)	30,019
Prepaids and other assets	(114,653)	(550,218)
Accounts payable and accrued expenses	(192,451)	202,620
Other liabilities	91,741	(30,932)
Due to affiliates	1,003,232	2,005,184
Net cash provided by operating activities	2,147,522	1,517,234
Cash flows from investing activities:
Investment in real estate and related assets	(27,004,401)	(37,971,698)
Investment in marketable securities	(9,418,127)	(2,584,844)
Proceeds from sale of marketable securities	7,233,337	2,509,357
Net cash used in investing activities	(29,189,191)	(38,047,185)
Cash flows from financing activities:
Proceeds from line of credit	72,926,851	32,300,000
Repayments of line of credit	(63,826,851)	(8,500,000)
Proceeds from issuance of common stock	24,621,532	15,080,612
Payment of offering costs	(1,185,106)	(899,948)
Distributions to investors	(2,169,818)	(1,192,574)
Repurchase of shares	(3,157,690)	(222,151)
Common stock issued through the distribution reinvestment plan	980,084	738,025
Deferred financing costs paid	(809,345)	(97,862)
Net cash provided by financing activities	27,379,657	37,206,102
Net increase in cash and cash equivalents	337,988	676,151
Cash and cash equivalents, beginning of period	2,119,387	2,916,144
Cash and cash equivalents, end of period	$2,457,375	$3,592,295

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$2,236,157	$1,678,430
Distributions declared and unpaid	170,998	73,468
Unrealized gain (loss) on marketable securities	(458,049)	337,313
Purchases of marketable securities not yet paid	31,417	64,791
Proceeds from sale of marketable securities not yet received	62,146	42,523
Proceeds from issuance of common stock not yet received	132,233	—
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Disclosures:
Interest paid	$619,607	$292,143
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	27,000,000	38,250,000
Prepaids and other assets assumed	75,832	64,470
Other liabilities assumed	(71,431)	(342,772)
Investment in real estate and related assets	$27,004,401	$37,971,698

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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
Shares of the Company’s common stock are being sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class specific fees and expenses, such as the distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day. The Company will not sell any shares to Pennsylvania investors unless it has received purchase orders for at least $75,000,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class B shares.
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
September 30, 2015
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to Company's critical accounting policies during the nine months ended September 30, 2015.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offering, preparing for the Offering, the qualification and registration of the Offering and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the Offering. In addition, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary offering.
Concentration of Credit Risk
As of September 30, 2015 and 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2015, the Company owned five commercial properties with thirteen tenants and one student housing property with 316 beds. As of September 30, 2014, the Company owned four commercial properties with eleven tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

Property	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Terra Nova Plaza, Chula Vista, CA	26.3%	26.9%
Anaheim Hills Office Plaza, Anaheim, CA	24.5%	24.2%
Commerce Corner, Logan Township, NJ	20.7%	20.7%
Heritage Parkway, Woodridge, IL	14.8%	15.1%
Wallingford Plaza, Seattle, WA	13.3%	13.0%
Total	99.6%	99.9%

Tenant	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	16.8%	16.6%
Allstate Insurance Company - Heritage Parkway	14.8%	15.1%
The Sports Authority - Terra Nova Plaza	13.3%	13.6%
Bed, Bath & Beyond - Terra Nova Plaza	13.0%	13.3%
Performance Food Group, Inc. - Commerce Corner	12.5%	12.4%
Total	70.4%	71.0%

Property	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Commerce Corner, Logan Township, NJ	27.9%	25.9%
Heritage Parkway, Woodridge, IL	20.1%	30.3%
Wallingford Plaza, Seattle, WA	20.1%	27.8%
Anaheim Hills Office Plaza, Anaheim, CA	31.9%	16.0%
Total	100.0%	100.0%

Tenant	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Allstate Insurance Company - Heritage Parkway	20.1%	30.3%
Performance Food Group, Inc. - Commerce Corner	16.8%	15.7%
Walgreen Company - Wallingford Plaza	9.5%	14.3%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	21.6%	10.8%
Mission Produce, Inc. - Commerce Corner	11.1%	10.3%
Total	79.1%	81.4%
The following table shows the concentration of annualized base rental revenues by tenants representing more than 10% of the Company's total gross rental revenues as of September 30, 2015 and 2014, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

Tenant	September 30, 2015	September 30, 2014
Allstate Insurance Company - Heritage Parkway	13.4%	23.8%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	13.3%	23.8%
Performance Food Group, Inc. - Commerce Corner	8.9%	15.9%
Total	35.6%	63.5%

Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 was originally scheduled to become effective for the Company beginning January 1, 2017. However, on August 12, 2015, the FASB issued ASU 2015-14 which delays the effective date of ASU 2014-09 by one year. As such, ASU 2014-09 would become effective on January 1, 2018 for the Company for both its interim and annual reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
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
September 30, 2015
(Unaudited)

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
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company has not yet evaluated the impact of ASU 2015-16 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at September 30, 2015 and December 31, 2014 approximated its fair value of $57,500,000 and $48,400,000, respectively. See Note 6 ("Line of Credit").
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired one real estate property during the three and nine months ended September 30, 2015. The Company acquired one real estate property during the three months ended September 30, 2014 and two real estate properties during the nine months ended September 30, 2014.
The Company's rental and other property income for the three and nine months ended September 30, 2015 and 2014 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Rental revenue	$1,631,177	$1,283,151	$4,843,431	$2,544,463
Straight-line revenue	102,936	103,387	336,850	203,293
Above- and below-market lease amortization	93,374	3,178	280,121	27,503
Rental and other property income	$1,827,487	$1,389,716	$5,460,402	$2,775,259

All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties acquired during the nine months ended September 30, 2015 and 2014 as follows:

	2015 Acquisition	2014 Acquisitions
	The Flats at Carrs Hill	Commerce Corner	Anaheim Hills	Total
Land	$3,143,752	$3,396,680	$6,519,531	$9,916,211
Building and improvements	21,389,609	14,304,272	9,002,457	23,306,729
Furniture, fixtures and equipment	361,724	—	—	—
Acquired in-place leases	2,104,915	2,258,817	2,830,140	5,088,957
Acquired above-market leases	—	393,562	220,199	613,761
Acquired below-market leases	—	(603,331)	(72,327)	(675,658)
Total purchase price	$27,000,000	$19,750,000	$18,500,000	$38,250,000
Recent acquisition
On September 30, 2015, the Company acquired The Flats at Carrs Hill, a 135,896 square-foot five-story residential building on a 14.3 acre site located in Athens, Georgia with 138 units and 316 beds.  The Company acquired the building through RPT Flats at Carrs Hill, LLC, an indirect wholly-owned subsidiary.  The purchase price for this acquisition was $27,000,000, exclusive of closing costs.  The Company funded the acquisition, including closing costs, with existing cash and by borrowing $27,000,000 under the Company's line of credit with Wells Fargo.  Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity on previously acquired properties, while $13,429,038 was allocated to The Flats at Carrs Hill.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

The Company recorded revenues and net income related to the properties acquired during the three and nine months ended September 30, 2015 as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$7,520	$7,520
Net loss	(381,698)	(381,698)
The Company's estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills, Terra Nova and The Flats at Carrs Hill were completed on January 1, 2014), for the three and nine months ended September 30, 2015 are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$2,742,936	$8,228,807
Net loss	(232,359)	(697,076)
The Company's estimated revenues and net loss, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills and Terra Nova were completed on January 1, 2013), for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$2,120,933	$6,206,612
Net loss	(506,270)	(1,266,612)
The pro forma information for the three and nine months ended September 30, 2015 does not include acquisition costs of $424,549 as such costs are non-recurring. The pro forma information for the three and nine months ended September 30, 2014 does not include acquisition costs of $75,974 and $240,573, respectively, as such costs are non-recurring. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of September 30, 2015 and December 31, 2014, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of September 30, 2015 and December 31, 2014 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

	September 30, 2015	December 31, 2014
Marketable securities—cost	$7,941,624	$5,811,129
Unrealized gains	372,395	592,470
Unrealized losses	(240,962)	(2,988)
Net unrealized gain	131,433	589,482
Marketable securities—fair value	$8,073,057	$6,400,611

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2015 and 2014, marketable securities sold generated proceeds of $1,645,254 and $922,158, respectively, resulting in gross realized gains of $44,093 and $45,520, respectively, and gross realized losses of $115,864 and $16,338, respectively. During the nine months ended September 30, 2015 and 2014, marketable securities sold generated proceeds of $7,268,022 and $2,530,000 resulting in gross realized gains of $340,485 and $106,182, respectively, and gross realized losses of $316,056 and $67,401, respectively.

NOTE 6 — LINE OF CREDIT

On March 6, 2015, the Company refinanced its Regions Line of Credit (defined below) with a new secured line of credit from Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit"). In connection therewith, the Company borrowed $43,426,851 from the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit.
Regions Line of Credit

On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Regions Line of Credit had a capacity of $50,000,000 and could be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term was set to expire on May 1, 2015. Borrowings under the Regions Line of Credit carried a specified interest rate which, at the option of the Company, could be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of March 6, 2015, the repayment date, the outstanding balance and average interest rate were $42,400,000 and 2.66%, respectively.

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of September 30, 2015, the outstanding balance and interest rate were $57,500,000 and 1.90%, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

The Wells Fargo Line of Credit has as co-borrowers the wholly owned subsidiaries of the Operating Partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2015, the Company's maximum borrowing capacity was $65,394,540.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of September 30, 2015.

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

The adoption of ASU 2015-03 is considered a change in accounting principle wherein the Company's net deferred financing costs, which previously had been presented as an asset in its consolidated balance sheet, is now presented as a direct deduction from the carrying amount of that debt liability and presented in the line item "Line of credit, net of unamortized deferred financing costs." The adoption had no impact on the Company's consolidated statement of operations or debt covenant compliance. The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit as of September 30, 2015 and the Regions Line of Credit as of December 31, 2014:

	September 30, 2015	December 31, 2014
Line of credit	$57,500,000	$48,400,000
Deduct: Deferred financing costs, less accumulated amortization	(673,923)	(162,938)
Line of credit, net of unamortized deferred financing costs	$56,826,077	$48,237,062

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 3, 2017. There is no limit to the number of terms for which the Advisory Agreement can be renewed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

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

The fees earned by RREEF America for the three and nine months ended September 30, 2015 and 2014 are shown below. As the NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of this date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, is dependent on several factors, including but not limited to the performance of the Company's investments, interest rates, and the expense support provided by RREEF America, as hereinafter described.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed component	$168,000	$—	$421,829	$—
Performance component	—	145,382	—	265,985
	$168,000	$145,382	$421,829	$265,985

RREEF America waived the performance component of the advisory fee earned for the year ended December 31, 2014.

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

For the three months ended September 30, 2015 and 2014, RREEF America incurred no reimbursable operating expenses that were subject to the terms and conditions of the Advisory Agreement. For the nine months ended September 30, 2015 and 2014, RREEF America incurred $22,242 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of September 30, 2015

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

and December 31, 2014, the Company had payable to RREEF America zero and $36,155, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. For the three months ended September 30, 2015 and 2014, the Company reimbursed RREEF America $232,686 in each period. For the nine months ended September 30, 2015 and 2014, the Company reimbursed RREEF America $690,472 and $685,413, respectively.

Expense Support Agreement
Pursuant to the terms of the expense support agreement as most recently amended on December 16, 2014 (the "Expense Support Agreement"), RREEF America has agreed to pay for certain expenses related to the Company's operations that RREEF America has incurred, and may continue to incur, that are not part of the Deferred O&O described above and therefore are in addition to the Deferred O&O amount (“Expense Payments”). The Expense Payments may include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America may incur these expenses until the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through September 30, 2015, the Company had raised $70,056,529 in the Offering and had incurred a total of $8,686,452 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. Details of the Expense Payments incurred by RREEF America are described below.

	Organization and offering costs		Operating expenses	Total
Balance, December 31, 2014	$2,184,676		$4,412,055	$6,596,731
Additions	1,413,259	(a)	676,462	2,089,721
Reimbursements made to RREEF America	—		—	—
Balance, September 30, 2015	$3,597,935		$5,088,517	$8,686,452
(a) Includes $306,999 of prepaid costs.
Pursuant to the Expense Support Agreement, RREEF America has agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Upon the commencement of reimbursement, the Company will reimburse RREEF America $250,000 per quarter, subject to adjustment as described in the Expense Support Agreement. Through September 30, 2015, the Company has made no reimbursements to RREEF America under the Expense Support Agreement.
Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the Offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary offering. A summary of the Company's total organization and offering costs is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2014	$4,618,318	$2,184,676	$1,122,318	$7,925,312	$(1,129,897)	$6,795,415
Additions	—	1,413,259	969,531	2,382,790	1,129,897	3,512,687
Balance, September 30, 2015	$4,618,318	$3,597,935	$2,091,849	$10,308,102	$—	$10,308,102
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

	September 30, 2015	December 31, 2014
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	—	(1,129,897)
Reimbursements made to RREEF America	(1,608,571)	(918,099)
Deferred O&O reimbursable to RREEF America	$3,009,747	$2,570,322
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, total operating expenses of the Company were $2,258,718 which exceeded the 2%/25% Guidelines by $356,996. On November 5, 2015, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended September 30, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 5 or 6 properties during the four fiscal

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

quarters ended September 30, 2015. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement.
Due to Affiliates
In accordance with all the above, as of September 30, 2015 and December 31, 2014, the Company owed RREEF America for the following amounts:

	September 30, 2015	December 31, 2014
Deferred O&O	$3,009,747	$2,570,322
Expense Payments	8,686,452	6,596,731
Reimbursable under the advisory agreement	—	36,155
Advisory fees	55,927	—
Due to affiliates	$11,752,126	$9,203,208

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

During the nine months ended September 30, 2015 and 2014 redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

During the Three Months Ended	Class A			Class B
	Shares	Weighted Average Share Price	Amount	Shares	Weighted Average Share Price	Amount
March 31, 2015	—	$—	$—	2,859	$12.91	$36,910
June 30, 2015	—	—	—	—	—	—
September 30, 2015	9,214	12.67	116,741	239,538	12.78	3,061,296
Total for Nine Months Ended September 30, 2015	9,214		$116,741	242,397		$3,098,206

During the Three Months Ended	Class A			Class B
	Shares	Weighted Average Share Price	Amount	Shares	Weighted Average Share Price	Amount
March 31, 2014	7,962	$12.21	$97,213	—	$—	$—
June 30, 2014	2,047	12.30	25,174	—	—	—
September 30, 2014	—	—	—	8,190	12.48	102,211
Total for Nine Months Ended September 30, 2014	10,009		$122,387	8,190		$102,211

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

Shown below are details of the Company's distributions for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended			Nine Months Ended September 30, 2015
	March 31, 2015	June 30, 2015	September 30, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$1,273,686
Distributions reinvested	358,056	310,384	311,644	980,084
Distributions declared	$652,253	$765,498	$836,019	$2,253,770
Class A shares issued upon reinvestment	11,126	13,684	15,386	40,196
Class B shares issued upon reinvestment	16,669	10,679	9,204	36,552

	Three Months Ended			Nine Months Ended September 30, 2014
	March 31, 2014	June 30, 2014	September 30, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$485,708
Distributions reinvested	217,739	242,092	278,194	738,025
Distributions declared	$348,647	$396,527	$478,559	$1,223,733
Class A shares issued upon reinvestment	5,162	6,244	8,109	19,515
Class B shares issued upon reinvestment	12,505	13,296	14,125	39,926
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

NOTE 11 — SEGMENT INFORMATION

For the three and nine months ended September 30, 2015 and 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2015 and December 31, 2014 and net loss for the three and nine months ended September 30, 2015 and 2014.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2015	$115,345,855	$8,073,057	$123,418,912

Reconciliation to total assets of September 30, 2015
Carrying value per reportable segments			$123,418,912
Corporate level assets			4,178,750
Total assets			$127,597,662

Carrying value as of December 31, 2014	$91,429,128	$6,400,611	$97,829,739

Reconciliation to total assets of December 31, 2014
Carrying value per reportable segments			$97,829,739
Corporate level assets			2,840,501
Total assets			$100,670,240

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

Three Months Ended September 30, 2015	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$1,827,487	$—	$1,827,487
Tenant reimbursement income	282,349	—	282,349
Investment income on marketable securities	—	68,310	68,310
Total revenues	2,109,836	68,310	2,178,146
Operating expenses
Property operating expenses	481,691	—	481,691
Total segment operating expenses	481,691	—	481,691
Operating income - segments	$1,628,145	$68,310	$1,696,455

Three Months Ended September 30, 2014
Revenues
Rental and other property income	$1,389,716	$—	$1,389,716
Tenant reimbursement income	165,478	—	165,478
Investment income on marketable securities	—	29,616	29,616
Total revenues	1,555,194	29,616	1,584,810
Operating expenses
Property operating expenses	334,404	—	334,404
Total segment operating expenses	334,404	—	334,404
Operating income - Segments	$1,220,790	$29,616	$1,250,406

Reconciliation to net loss		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Operating income - segments		$1,696,455	$1,250,406
General and administrative expenses		(412,090)	(543,793)
Advisory expenses		(168,000)	(145,382)
Acquisition related expenses		(424,549)	(75,974)
Depreciation		(487,367)	(306,179)
Amortization		(519,930)	(457,618)
Operating loss		(315,481)	(278,540)
Interest expense		(249,343)	(310,450)
Net realized gain (loss) upon sale of marketable securities		(71,771)	29,182
Net loss		$(636,595)	$(559,808)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Nine Months Ended September 30, 2015
Revenues
Rental and other property income	$5,460,402	$—	$5,460,402
Tenant reimbursement income	752,693	—	752,693
Investment income on marketable securities	—	175,101	175,101
Total revenues	6,213,095	175,101	6,388,196
Operating expenses
Property operating expenses	1,336,528	—	1,336,528
Total segment operating expenses	1,336,528	—	1,336,528
Operating income - Segments	$4,876,567	$175,101	$5,051,668

Nine Months Ended September 30, 2014
Revenues
Rental and other property income	$2,775,259	$—	$2,775,259
Tenant reimbursement income	326,795	—	326,795
Investment income on marketable securities	—	81,852	81,852
Total revenues	3,102,054	81,852	3,183,906
Operating expenses
Property operating expenses	556,068	—	556,068
Total segment operating expenses	556,068	—	556,068
Operating income - Segments	$2,545,986	$81,852	$2,627,838

Reconciliation to net loss		Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating income - Segments		$5,051,668	$2,627,838
General and administrative expenses		(1,520,999)	(1,635,963)
Advisory expenses		(421,829)	(265,985)
Acquisition related expenses		(424,549)	(240,573)
Depreciation		(1,456,422)	(639,496)
Amortization		(1,545,813)	(949,055)
Operating loss		(317,944)	(1,103,234)
Interest expense		(970,104)	(659,076)
Net realized gain upon sale of marketable securities		24,429	38,781
Net loss		$(1,263,619)	$(1,723,529)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2015
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

NOTE 14 — SUBSEQUENT EVENTS

On October 1, 2015, the Company announced that its board of directors declared a cash distribution equal to $0.00173613 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from October 1, 2015 through December 31, 2015.

During October 2015, the Company made repayments under the Wells Fargo Line of Credit for $3,500,000 to a balance of $54,000,000.

During October and November 2015, the Company received and processed six redemption requests for approximately 64,566 Class A shares totaling $821,099 and 5,877 Class B shares totaling $75,111 respectively, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flow from operations.

On November 5, 2015, the board of directors of the Company, including a majority of the independent directors, approved the renewal of the Advisory Agreement by and among the Company, the Operating Partnership and RREEF America effective as of January 3, 2016 for an additional one-year term expiring January 3, 2017. The terms of the Advisory Agreement otherwise remain unchanged.

During November 2015, the Company's gross proceeds raised in the Offering surpassed $75,000,000. As a result, the Company may now sell shares of its Class A and Class B common stock in the Offering to Pennsylvania investors.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. On November 5, 2015, our board of directors, including a majority of the independent directors, approved the renewal of the advisory agreement by and among our company, our operating partnership and our advisor effective as of January 3, 2016 for an additional one-year term expiring January 3, 2017. The terms of the advisory agreement otherwise remain unchanged.

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

On September 30, 2015, we acquired a fee simple interest in a residential building located in Athens, Georgia, or The Flats at Carrs Hill, for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition, including closing costs, with existing cash and by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,896 square-foot five-story residential building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool. Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

As of September 30, 2015, our weighted average remaining lease term was 6.9 years. The following table represents certain additional information about the properties we owned as of September 30, 2015:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Total		168,125	4	100.0%
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0%
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Total		259,910	2	100.0%
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,896	138	100.0%
Total		135,896	138	100.0%
Grand total		690,806	13/138	100.0%

(1) Occupancy is based on executed leases as of September 30, 2015.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of September 30, 2015, our real estate equity securities portfolio consisted of publicly traded common stock of 43 REITs with a value of $8,073,057. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2015:

As of September 30, 2015, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	9.7%
Equity Residential	9.1
Welltower, Inc.	5.7
Vornado Realty Trust	5.6
Prologis, Inc.	4.7
Boston Properties, Inc.	4.3
Essex Property Trust, Inc.	4.2
Public Storage	4.2
Macerich Company	3.9
Kimco Realty Corporation	3.7
Total	55.1%

Market Outlook

The U.S. economy has lost some momentum in recent months, largely due to developments abroad. Although exports to China represent less than 1% of U.S. GDP, as the world’s second-largest economy, its slowdown has been felt through multiple channels: weaker commodity prices, which have dampened exports to other emerging markets and activity in America’s oil patch; a strong dollar, which has added further pressure to exports and the profits of U.S. multinationals; and increased financial-market volatility, which has undermined business investment and consumer confidence.

Nevertheless, we believe that domestic fundamentals are strong enough to sustain a moderate expansion. Households have pared debt and their net worth has nearly reached its pre-crisis peak. Banks have repaired their balance sheets and are lending at a normal, disciplined pace. The housing market has gathered steam, with sales and prices increasing by 5%-7% year-over-year and homebuilding rising even more briskly. Federal debt is falling as a share of the economy (although entitlement spending remains a long-term concern), and austerity is no longer a drag on domestic demand.

We believe that economic growth will average around 2.5% through 2016, consistent with job creation of about 175 thousand per month. This should be sufficient to generate demand for commercial space well ahead of new construction, which remains modest outside of the multifamily space and a handful of office and industrial markets. Vacancy rates already below their 20-year historical average in the apartment, office, and industrial sectors should therefore continue to decline, setting the stage for rents to grow faster than inflation on a national basis.

We believe a more measured pace of economic growth is arguably positive for real estate: first, it should forestall a surge in commercial construction that could destabilize fundamentals; second, it should help to contain interest rates, supporting real-estate valuations. To the extent that interest rates increase, provided they do so gradually, any adverse impact should be relatively benign. Commercial real estate continues to provide a historically wide yield spread relative to 10-year Treasuries, underscoring both the relative attractiveness of the asset class and its potential to absorb higher rates.

Risks to the foregoing economic outlook center primarily on financial markets. Macroeconomic conditions appear relatively secure: The yield curve (10-year Treasuries less the Fed Funds rate), an established leading indicator of the economy, is comfortably upward sloping, suggesting lower risk of recession. Despite this, a sharp increase in interest rates, sudden drop in foreign investment, or acute correction in equity (including REIT) prices would threaten real estate in two ways: first, through a negative impact on the economy, which would weigh on occupational demand; second through a higher cost of capital, which could put upward pressure on capital rates.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through September 30, 2015, we acquired five additional properties and significantly increased our outstanding debt balance, as described above under Portfolio Information - Real Estate Portfolio. In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Three months ended September 30, 2015 and 2014

Revenues

Our total rental and reimbursement income for the three months ended September 30, 2015 and 2014 was $2,109,836 and $1,555,194, respectively. Our results for the 2014 period do not include the Terra Nova property which was acquired in early October 2014 as described above under Portfolio Information - Real Estate Portfolio. Straight line revenues were $102,936 and $103,387, respectively, for the three months ended September 30, 2015 and 2014. The slight decrease in the 2015 period is a result of rising base rents (with corresponding decreases in the straight line rent adjustments) for the four properties owned in the 2014 period offset by the additional straight line rent from the acquisition of Terra Nova Plaza.

Wallingford Plaza, Heritage Parkway, and Commerce Corner represent our only same-store real estate investments for the three months ended September 30, 2015 and 2014, being the only properties owned for the entirety of the periods. For those periods, miscellaneous income was down $40,000 in 2015 compared to 2014, due to a one time easement fee received in 2014 at Wallingford Plaza from the adjacent property owner.

For the three months ended September 30, 2015 and 2014, our investment income on marketable securities was $68,310 and $29,616, respectively. The increase is reflective of the fact that we averaged approximately $8,100,000 of marketable securities investments during the 2015 period compared to an average of approximately $3,500,000 of marketable securities investments during the 2014 period. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three months ended September 30, 2015 and 2014 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2015 and 2014 were $2,493,627 and $1,863,350, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director fees. For the three months ended September 30, 2015 and 2014, general and administrative expenses were $412,090 and $543,793, respectively. The amount for 2015 is lower than 2014 primarily due to savings from our advisor's outsourcing of its fund administration services to Bank of New York Mellon that occurred in February 2015, and from reduced professional and legal fees. Prior to the switch to Bank of New York Mellon, we were responsible for reimbursing our advisor for costs related to certain of our advisor's employees who were subsequently transitioned to Bank of New York Mellon. This resulted in savings of approximately $83,000 in the 2015 period compared to the 2014 period. Professional and legal fees were reduced by approximately $91,000 as a result of fewer SEC-related consulting fees and more efficient internal processes. These savings were offset by slightly higher audit costs as we have grown and higher directors and officers insurance premiums as we increased our policy limits to be commensurate with our growth upon policy renewal in 2015.

Property operating expenses for the three months ended September 30, 2015 and 2014 were $481,691 and $334,404, respectively. The significant increase is due to the acquisition of Terra Nova Plaza that occurred in October 2014. Depreciation and amortization are also significantly increased in the 2015 period compared to the 2014 period as a result of the Terra Nova Plaza acquisition.

On a same-store basis (for Wallingford Plaza, Heritage Parkway, and Commerce Corner), property operating expenses for the three months ended September 30, 2015 were up approximately $17,000 compared to the same period of 2014 primarily due to elevator and plumbing repairs at Wallingford Plaza.

On a same-store basis, we believe that it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the three months ended September 30, 2015 and 2014, same-store net operating income decreased approximately $47,000 almost exclusively due to the one-time easement fee of $40,000 that was received in 2014 at Wallingford Plaza to allow a neighboring property owner to complete certain construction activities.

During the three months ended September 30, 2015 and 2014, we accrued advisory fees of $168,000 and $145,382, respectively. The amount for the 2015 period is comprised of $168,000 of the fixed component of the advisory fee and $0 of the performance component of the advisory fee. Comparatively, the accrued advisory fees for the 2014 period are solely due to the performance component of the advisory fee because the fixed component of the advisory fee was not earned by our advisor until our combined NAV of both our Class A shares and our Class B shares reached $50,000,000, which occurred on January 22, 2015. The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2015 through September 30, 2015, the total return to stockholders in each of the Class A and Class B shares did not exceed the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, depends on several factors, including but not limited to the performance of our investments, interest rates and the expense support provided by RREEF America.

Acquisition related expenses during the three months ended September 30, 2015 and 2014 were $424,549 and $75,974, respectively, with the 2015 amount related to our acquisition of The Flats at Carrs Hills and the 2014 amount related to our July 2014 acquisition of the Anaheim Hills Office Plaza. In addition, the 2015 amount includes costs related to the pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended September 30, 2015 and 2014, interest expense was $249,343 and $310,450, respectively, primarily driven by lower amortization of financing costs on the Wells Fargo Bank line of credit as such costs are amortized over a three year term vs the two year term related to the former Regions Bank line of credit. The three months ended September 30, 2015 and 2014 experienced weighted average outstanding balances on our line of credit of $33.6 million and $32.1 million, respectively. In addition, the $75 million capacity of our Wells Fargo Bank line of credit is greater than the $50 million capacity of the Regions Bank line of credit that was replaced in March 2015 by the Wells Fargo Bank line of credit. Consequently, our unused line of credit fees are higher in the 2015 period compared to the 2014 period. Also helping to reduce interest expense in the 2015 period is the lower interest rate on the Wells Fargo Bank line of credit. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the three months ended September 30, 2015, these portfolio refinements resulted in a net realized loss of $71,771. For the three months ended September 30, 2014, we had net realized gains of $29,182. Compared to the 2014 period, the public REIT sector of the equities market retracted significantly during the second quarter of 2015, primarily due to market-wide concerns about increases in U.S. interest rates, the Greek debt situation and a slowing Chinese economy. While the REIT securities market marginally recovered during the three months ended September 30, 2015, the lingering effects of the second quarter pullback resulted in unrealized losses becoming realized as portfolio refinements were made. The marginal recovery in the REIT securities market during the third quarter contributed to unrealized gains of $273,546 for the three months ended September 30, 2015. During the same period of 2014, by contrast, the REIT stock sector experienced gains during the first part of 2014 as the outlook for economic growth and interest rates were more favorable, contributing to the realized gain for the third quarter. The third quarter of 2014, however saw a decline in the REIT securities market resulting in the net unrealized loss for the quarter. As of September 30, 2015, we owned a portfolio of publicly traded common stock of 43 REITs with a cost basis of $7,941,624 and a fair value of $8,073,057, reflecting a net unrealized gain of $131,433.

Nine months ended September 30, 2015 and 2014

Revenues

Our total rental and reimbursement income for the nine months ended September 30, 2015 and 2014 was $6,213,095 and $3,102,054, respectively. Our results for the 2014 period included income for approximately two quarters from Commerce Corner, and one quarter from Anaheim Hills Office Plaza while our 2015 results for the same period include both of these properties and Terra Nova Plaza for the entire period. Straight line revenues were $336,850 and $203,293, respectively, for the nine months ended September 30, 2015 and 2014. The increase in 2015 over 2014 reflects our additional property acquisitions during 2014.

Wallingford Plaza and Heritage Parkway represent our only same-store real estate investments for the nine months ended September 30, 2015 and 2014 as they were the only properties owned by us for the entirety of both periods. For these periods, miscellaneous income was down approximately $40,000 in 2015 compared to 2014 due to the one-time easement fee collected in 2014 at Wallingford Plaza. Additionally, tenant reimbursement income was down approximately $16,000 in 2015 compared to 2014 as a result of lower reimbursable operating expenses.

For the nine months ended September 30, 2015 and 2014, our investment income on marketable securities was $175,101 and $81,852, respectively. The increase reflects the fact that we averaged approximately $7,300,000 of marketable securities investments during the 2015 period compared to an average of approximately $3,300,000 of marketable securities investments during the 2014 period. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the nine months ended September 30, 2015 and 2014 was comprised of dividend income from these investments in the common stock of publicly traded REITs.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2015 and 2014 were $6,706,140 and $4,287,140, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director fees. For the nine months ended September 30, 2015 and 2014, general and administrative expenses were $1,520,999 and $1,635,963, respectively. We experienced approximately $224,000 of savings from our advisor's outsourcing of its fund administration services to Bank of New York Mellon, which occurred in February 2015. Prior to the switch to Bank of New York Mellon, we were responsible for reimbursing our advisor for costs related to certain of our advisor's employees who were subsequently transitioned to Bank of New York Mellon. These savings were offset mostly by higher audit costs as we have grown and higher directors and officers insurance premiums as we increased our policy limits upon policy renewal in 2015.

Property operating expenses for the nine months ended September 30, 2015 and 2014 were $1,336,528 and $556,068, respectively. The significant increase is due to the acquisitions of Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza that occurred between March 31, 2014 and December 31, 2014. Depreciation and amortization also significantly increased in the 2015 period compared to the 2014 period as a result of the acquisitions subsequent to March 31, 2014.

On a same-store basis (for Wallingford Plaza and Heritage Parkway), property operating expenses for the nine months ended September 30, 2015 and 2014 were down approximately $7,000 compared to the same period of 2014 at Wallingford Plaza due to a one-time insurance deductible payment that was made in 2014.

On a same-store basis, we believe that it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the nine months ended September 30, 2015 and 2014, same-store net operating income decreased approximately $46,000 almost exclusively due to the one-time easement fee of $40,000 that was received in 2014 at Wallingford Plaza to allow a neighboring property owner to complete certain construction activities.

During the nine months ended September 30, 2015 and 2014, we accrued advisory fees of $421,829 and $265,985, respectively. The amount for the 2015 period is comprised solely of the fixed component of the advisory fee while the advisory fees for the 2014 period are solely due to the performance component of the advisory fee. The fixed component of the advisory fee was not earned by our advisor until our combined NAV of both our Class A shares and our Class B shares reached $50,000,000, which occurred on January 22, 2015. The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for the Class A shares and the Class B shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in the Class A or Class B share price. For the period from January 1, 2015 through September 30, 2015, the total return to stockholders in each of the Class A and Class B shares did not exceed the 6% per annum hurdle. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2015, if any, depends on several factors, including but not limited to the performance of our investments, interest rates and the expense support provided by RREEF America.

Acquisition related expenses during the nine months ended September 30, 2015 and 2014 were $424,549 and $240,573, respectively, with the 2015 amount related to our acquisition of The Flats at Carrs Hills and the 2014 amount related to our July 2014 acquisition of the Anaheim Hills Office Plaza, and our April 2014 acquisition of Commerce Corner. In addition, each of the 2015 and 2014 periods includes costs related to the pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the nine months ended September 30, 2015 and 2014, interest expense was $970,104 and $659,076, respectively. Interest expense for the 2015 period was significantly higher than the 2014 period primarily due to borrowings on our line of credit related to acquisitions occurring subsequent to March 31, 2014. In connection therewith, the nine months ended September 30, 2015 and 2014 experienced weighted average outstanding balances on our line of credit of $38.8 million and $18.2 million, respectively. Additionally, the refinancing of the Regions Bank line of credit with the Wells Fargo Bank line of credit in March 2015 resulted in additional interest expense due to the write-off of unamortized financing costs from the Regions Bank line of credit. Offsetting these increased costs are a lower interest rate on the Wells Fargo Bank line of credit and lower unused line of credit fees due to higher average outstanding balances in 2015. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in our positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the nine months ended September 30, 2015, these portfolio refinements resulted in a net realized gain of $24,429. For the nine months ended September 30, 2014, we had a net realized gain of $38,781. During the 2014 calendar year, and into first quarter of 2015, the public REIT sector of the equities market rose significantly on stable economic growth and interest rates. As a consequence, refinements in our marketable securities portfolio during both periods locked in realized gains that were not fully eliminated during the second quarter of 2015 when the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy. The net downward movement in the REIT stock sector in 2015 following the significant increase in the sector during 2014 resulted in unrealized losses of $458,049 for the nine months ended September 30, 2015 compared to unrealized gains of $337,313 for the nine months ended September 30, 2014.

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

The following table provides a breakdown of the major components of our Total NAV and NAV per share as of September 30, 2015:

Components of NAV	Total NAV	Per Class A Share	Per Class B Share
Investments in real estate (1)	$116,200,000	$21.22	$21.40
Investments in real estate equity securities (2)	8,073,057	1.47	1.49
Other assets, net	3,786,239	0.69	0.70
Line of credit	(57,500,000)	(10.50)	(10.59)
Other liabilities, net	(1,451,609)	(0.26)	(0.27)
NAV per share	$69,107,687	$12.62	$12.73

(1)    The value of our investments in real estate was approximately 2.7% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 1.7% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2015.

	Total NAV	Per Class A Share	Per Class B Share
Total stockholders' equity	$49,002,678	$8.95	$9.02
Plus:
Unrealized gain on real estate investments	3,072,051	0.56	0.57
Accumulated depreciation	2,746,072	0.50	0.51
Accumulated amortization related to intangible lease assets and liabilities	3,015,357	0.55	0.56
Deferred offering costs and expenses	12,015,407	2.20	2.21
Less:
Deferred rent receivable	(743,878)	(0.14)	(0.14)
Net asset value	$69,107,687	$12.62	$12.73
As of September 30, 2015, all properties except The Flats at Carrs Hill had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of September 30, 2015. Once we own more than one property each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	8.07%	7.32%
Retail properties	6.75%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2015 of 0.25% would yield a decrease in the total office property investment value of 1.7% and a decrease in the retail property investment value of 1.8%.

The deferred offering costs and expenses of $12,015,407 are initially excluded from the NAV calculation. This includes $11,373,642 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of September 30, 2015 were recorded as assets and as such have no impact on our NAV as of September 30, 2015 and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The amount deferred will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the third amended expense support agreement (defined below). Through

September 30, 2015, we reimbursed our advisor for $1,608,571 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred offering costs and expenses included in the table above also includes $641,765 payable to SC Distributors, LLC, or the dealer manager, who has agreed to defer payment of these costs until an unspecified future date.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(636,595)	$(559,808)	$(1,263,619)	$(1,723,529)

Real estate related depreciation	487,367	306,179	1,456,422	639,496
Real estate related amortization	519,930	457,618	1,545,813	949,055
NAREIT defined FFO	370,702	203,989	1,738,616	(134,978)

Additional adjustments
Acquisition expenses	424,549	75,974	424,549	240,573
Straight line rents	(102,936)	(103,387)	(336,850)	(203,293)
Amortization of above- and below-market lease intangibles	(93,374)	(3,178)	(280,121)	(27,503)
IPA defined MFFO	$598,941	$173,398	$1,546,194	$(125,201)
We believe that our FFO for the three and nine months ended September 30, 2015, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through September 30, 2015, we raised $35,564,618 from the sale of Class A shares and $34,491,910 from the sale of Class B shares. With respect to the Class B amount, $10,000,002 of the Class B shares were purchased by RREEF America.

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

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851 which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of September 30, 2015, the outstanding balance and interest rate were $57,500,000 and 1.90%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2015, our maximum borrowing capacity was $65,394,540.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company must meet tangible net worth hurdles. We were in compliance with all covenants as of September 30, 2015.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of September 30, 2015, the total Deferred O&O paid by our advisor did not exceed the 15% limit. During the nine months ended September 30, 2015, we reimbursed RREEF America for $690,472 of Deferred O&O, and we have made total reimbursements to RREEF America of $1,608,571 against the Deferred O&O through September 30, 2015.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the third amended expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2015, no amounts were owed to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on December 16, 2014 and which we refer to as the third amended expense support agreement. Pursuant to the terms of the third amended expense support agreement, our advisor has incurred, and may continue to incur, expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments may include, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor may incur these expense payments until the earlier of (1) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (2) the date the aggregate expense payments by our advisor exceed $9,200,000. Through September 30, 2015, our advisor has incurred $8,686,452 in expense payments.

Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, our total operating expenses (as defined in our charter) were $2,258,718, which exceeded the 2%/25% guidelines by $356,996. On November 5, 2015, our independent directors determined that the excess amount of total operating expenses for the four quarters ended September 30, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only 5 or 6 properties during the four fiscal quarters ended September 30, 2015. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement with our advisor.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, the dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which the dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the offering. Through September 30, 2015, our advisor has paid on our behalf or reimbursed us for $8,216,253 in organization and offering costs and $5,088,517 in operating expenses. Also through September 30, 2015, the dealer manager has paid on our behalf $879,083 in offering costs. The total organization and offering costs paid by our advisor and the dealer manager did not exceed the 15% limitation as of September 30, 2015. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager exceed the 15% limitation, the excess would not be reflected on our balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2015 and 2014 was $2,147,522 and $1,517,234, respectively. The 2015 period benefited from the expense support payments from our advisor of $1,003,232. Comparatively, the 2014 period benefited from expense support payments of $2,005,184. The 2015 expense support payments are less pursuant to the third amended expense support agreement in which we agreed to incur certain operating expenses outside of our advisor's expense support, up to the amount allowed by our charter under the 2%/25% guidelines. Excluding our advisor's expense support payments, cash flow from operating activities improved by approximately $1,600,000 from the 2014 period to the 2015 period. This increase is due to the operating cash flow from the additional properties acquired subsequent to March 31, 2014, offset by higher debt service costs as a result of higher debt balances.

Cash flow used in investing activities during the nine months ended September 30, 2015 and 2014 was $29,189,191 and $38,047,185, respectively. During the 2015 period, we acquired The Flats at Carrs Hill and we made additional investments into our real estate securities portfolio. During the 2014 period, we acquired Commerce Corner and Anaheim Hills Office Plaza.

Cash flow provided by financing activities was $27,379,657 for the nine months ended September 30, 2015. We received proceeds of $24,621,532 in our offering. We paid $1,185,106 in offering costs inclusive of reimbursements to our advisor for $690,472 for Deferred O&O. We borrowed $72,926,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our offering to repay $63,826,851 outstanding under both line of credit agreements. In connection with the refinance of the Regions line of credit and the acquisition of The Flats at Carrs Hill, we paid $809,345 in financing costs. Cash distributions to stockholders paid during the nine months ended September 30, 2015 were $2,169,818. Of the total distributions declared for the nine months ended September 30, 2015, $980,084 was reinvested via our distribution reinvestment plan. Additionally, redemptions during the quarter resulted in a payout by us of $3,157,690.

For the nine months ended September 30, 2014, cash flow provided by financing activities was $37,206,102. We raised $15,080,612 in our offering, $8,500,000 of which was used to pay down our Regions line of credit balance. We borrowed $32,300,000 from our Regions line of credit to acquire Commerce Corner and Anaheim Hills Office Plaza. We paid $899,948 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the each of the three-month periods ending September 30, 2015 for each share of Class A and Class B common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2015
	March 31, 2015	June 30, 2015	September 30, 2015
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533
Distributions paid or payable in cash	294,197	455,114	524,375	1,273,686
Distributions reinvested	358,056	310,384	311,644	980,084
Distributions declared	$652,253	$765,498	$836,019	$2,253,770

Source of Distributions:
Cash flow from operations	$244,496	$455,114	$524,375	$1,223,985
Reinvested via the distribution reinvestment plan	358,056	310,384	311,644	980,084
Borrowings	49,701	—	—	49,701
Total Sources of Distributions	$652,253	$765,498	$836,019	$2,253,770

Net Cash Provided by Operating Activities:	$244,496	$1,041,337	$861,689	2,147,522

Funds From Operations:	$584,134	$783,780	$370,702	$1,738,616

From our inception through September 30, 2015, we declared cumulative distributions of $4,508,613 to common stockholders, as compared to cumulative FFO of $1,118,575. From our inception through September 30, 2015, our distributions were covered by our cash flow from operations. Our cash flow from operations includes amounts paid by our advisor under the third amended expense support agreement between us and our advisor, as described above. Please see Liquidity and Capital Resources and Note 7 ("Related Party Arrangements") to our unaudited consolidated financial statements. For the nine months ended September 30, 2015, cash flow from operations benefited by $1,003,232 from the third amended expense support agreement. Our advisor may continue providing us expense support up to a maximum of $9,200,000. Through September 30, 2015, our advisor has incurred $8,686,452 in expense support payments. Expense support payments by our advisor under the third amended expense support agreement may include offering expenses as well as operating expenses. Without the expense support provided by our advisor, a greater portion of our distributions would have come from proceeds of our offering or from additional borrowings.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended September 30, 2015, we processed two redemptions for a total of 9,214 Class A shares at a weighted average price of $12.67 per share, before allowing for the 2% short-term trading discount, and six redemptions for a total of 239,538 Class B shares at a weighted average price of $12.78 per share, before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations and from borrowings.

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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the years ended December 31, 2013 and 2014, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes . In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.
Off Balance Sheet Arrangements
As of September 30, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2015, we had $57,500,000 outstanding under our Wells Fargo line of credit at approximately 1.9%, representing approximately a 50.8% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $287,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2015, we owned $8,073,057 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2015 would result in a change of $807,306 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2015, there were no material pending legal proceedings.
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
Neither class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.
Through September 30, 2015, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	2,813,149	$35,564,618
Class B shares	2,773,311	34,491,910
Distribution Reinvestment Plan:
Class A shares	70,588	890,287
Class B shares	117,603	1,476,162
Total	5,774,651	$72,422,977
From the commencement of our public offering through September 30, 2015, we incurred the following expenses related thereto:

Offering Costs
Selling commissions	$539,903
Distribution fees	211,518
Dealer manager fees (1)	353,462
Other offering expenses	8,859,156
Total offering expenses	$9,964,039

(1) The dealer manager waived the dealer manager fees on the Class B shares owned by RREEF America.
From the commencement of our public offering through September 30, 2015, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $71,318,094. The other offering expenses described above, except for approximately $349,000, have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by the dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. The dealer manager has agreed to defer reimbursement of the offering expenses it has paid until an unspecified future date.
From the commencement of the public offering through September 30, 2015, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $22,550,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $7,600,000 was used to purchase real estate equity securities;

•	Approximately $36,625,000 was used to repay outstanding amounts on our line of credit; and

•	Approximately $4,500,000 was available for working capital or subsequent investment.

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

During the three months ended September 30, 2015, we received and processed two redemption requests pursuant to our share redemption plan for 9,214 Class A shares of our common stock at a weighted average price of $12.67 per share before allowing for any applicable 2% short term trading discounts. In addition, we processed six redemption requests pursuant to our share redemption plan for 239,538 Class B shares of our common stock at a weighted average price of $12.78 per share before allowing for any applicable 2% short term trading discounts. We funded these redemptions with cash flow from operations and with borrowings.

The following table sets forth information regarding redemptions of shares of our common stock pursuant to our redemption plan during the three months ended September 30, 2015.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1- July 31, 2015	24,998	$12.75	24,998	(1)
August 1 - August 31, 2015	199,277	$12.79	199,277	(1)
September 1 - September 30, 2015	24,477	$12.69	24,477	(1)

(1)	Redemptions are limited as described above.

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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2015

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement of Purchase and Sale, dated as of September 24, 2015, by and between Flats at Carrs Hill, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2015.

10.2
Assignment of Purchase and Sale Agreement, dated as of September 30, 2015, by and between RREEF America L.L.C. and RPT Flats at Carrs Hill, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2015.

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