Form 10-K
period 2015-12-31
RREEF Property Trust, Inc.
filed 2016-03-23
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-55598
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
Securities registered pursuant to section 12(g) of the Act
Class A Common Stock, $.01 par value
Class I Common Stock, $.01 par value
Class T Common Stock, $.01 par value
Class N Common Stock, $.01 par value
Class D Common Stock, $.01 par value
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock. As of March 18, 2016, the registrant had 3,210,181 shares of Class A common stock, $.01 par value, outstanding, 3,193,244 shares of Class I common stock, $.01 par value, outstanding, 2,208 shares of Class T common stock, $.01 par value, outstanding and no Class N or Class D shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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

PART I
ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and multifamily properties. Although we intend to invest primarily in real properties, we also intend to acquire common and preferred stock of publicly traded REITs and other real estate companies and debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2015, we owned six commercial properties and one student housing property (a subset of multifamily) located in six states, comprising 792,789 rentable square feet. As of December 31, 2015, these properties were 100% leased. As of December 31, 2015, we owned a real estate securities portfolio with a value of $8,569,004.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. The Company is the sole general partner of the Operating Partnership and originally contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, which originally contributed $1,000 to the Operating Partnership. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America is the alternatives real estate division of Deutsche Asset Management ("Deutsche AM"), a division of Deutsche Bank, AG.
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
Our Public Offering
On January 3, 2013, pursuant to a registration statement on Form S-11 (File No. 333-180356) filed under the Securities Act (the “Registration Statement”), we commenced our initial public offering on a “best efforts” basis of a maximum of $2,500,000,000 in shares of our common stock (the “Offering”). Of this amount, we are offering up to $2,250,000,000 to the public in shares in our primary offering and up to $250,000,000 in shares to our stockholders pursuant to our distribution reinvestment plan. Through December 31, 2015, we were offering to sell any combination of two classes of shares of our common stock, Class A shares and Class B shares, with a dollar value up to the maximum offering amount. On December 23, 2015, we filed a registration statement on Form S-11 (File No. 333-208751) registering $2,300,000,000 in shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for our follow-on offering. This registration statement is not yet effective.
On January 27, 2016, we amended our charter to (a) rename our Class B common stock as Class I common stock and (b) add new classes of commons stock, being Class T and Class N common stock. We did not make any other changes to our Class B common stock other than the renaming to Class I. All references to transactions involving Class B shares will be referred to as Class I shares in this Annual Report on Form 10-K, except within the audited financial statements contained herein beginning on page F-1.

On February 1, 2016, we filed a post-effective amendment to the Registration Statement that, among other things, reflected the re-naming of our Class B common stock to Class I and added our Class T common stock to the Offering. The Securities and Exchange Commission (the "SEC") declared that post-effective amendment effective on February 9, 2016.

Pursuant to the terms of the Offering, we were required to deposit all subscription proceeds in escrow until the date we received purchase orders for at least $10,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class I shares, and our board of directors authorized the release of the escrowed purchase order proceeds to us so we could commence operations. On May 30, 2013, RREEF America purchased $10,000,000 of our Class I shares, and on that same day, following the authorization of our board of directors, our escrow agent released all of the escrowed proceeds to us (excluding proceeds from Pennsylvania investors). On November 5, 2015, we met the Pennsylvania minimum offering amount of $75,000,000 (including purchase orders received from residents of other jurisdictions). Since then and going forward, the per share purchase price of our common stock varies from day-to-day, and on any given business day, for a given share class, is equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D and Class T shares only, applicable selling commissions and dealer manager fees.
We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Offering at any time and to extend the Offering's term to the extent permissible under applicable law.
On January 15, 2016, we amended our charter to add a new class of our common stock, Class D. On January 20, 2016, we launched a private offering of up to a maximum of $350,000,000 of our Class D shares (the “Private Placement”). The private placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act and other applicable exemptions.

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies, which we refer to as “real estate equity securities,” and (3) debt backed principally by real estate, which we refer to as “real estate loans.” We refer to investments in real estate loans and real estate equity securities collectively as “real estate-related assets.” Our real property portfolio will be diversified in investable and target markets across the United States as selected by Deutsche AM and will consist primarily of office, industrial, retail and multifamily property types. The actual percentage of our portfolio that is invested in office, industrial, retail and multifamily property categories may fluctuate due to market conditions and investment opportunities. Deutsche AM investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. Deutsche AM target markets are a subset of the investable market universe in which Deutsche AM forecasts strong economic and real estate fundamentals and Deutsche AM believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
We expect to maintain a level of liquid assets primarily in cash and real estate equity securities, in addition to a revolving line of credit, as a source of funds to meet redemption requests and satisfy other liquidity needs.
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
Until we have raised substantial proceeds in the Offering and acquired a diversified portfolio of our target investments, which we refer to as our “stabilization period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, prior to stabilization, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from the Offering and proceeds from borrowings.
As we approach stabilization, we will seek to invest:

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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2015, our advisor managed approximately $20.8 billion in real property in the Americas comprised of 299 properties and approximately 89.4 million square feet. Our advisor will utilize the personnel and resources of Deutsche AM’s real estate investment business as appropriate in performing services for us.

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
Multifamily Properties. Multifamily properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main categories of multifamily properties: garden-style, low-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in urban markets or locations with strong employment and demographic dynamics. We plan to invest in multifamily properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional multifamily properties are generally leased by apartment unit to individual tenants for one year terms. Certain multifamily properties, such as our student housing property, The Flats at Carrs Hill, are leased by individual bed for one year terms, regardless of the number of beds in a single unit.
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
After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Investment Committee. The Americas Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. See "Conflicts of Interest-Certain Conflict Resolution Measures-Allocation of Investment Opportunities" below for further detail. If RREEF Property Trust has the highest priority position, and the acquisition is deemed appropriate for our portfolio and meriting future investigation, then the Americas Investment Committee, including our CEO and lead portfolio manager, formally allocates the investment to the Company. At this point the acquisition is approved to move forward and due diligence is commenced.
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

Development Opportunities

We do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning. However, we may invest in these types of properties if we believe that attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-added programs. Investments in development assets are included in, and subject to, the 15% value-added cap described in the "Value-Add Opportunities" section above. We are permitted to undertake speculative development at or adjacent to properties we own.

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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of Deutsche AM’s real estate investment business ("Deutsche AM Real Estate Securities"). As of December 31, 2015, the Deutsche AM Real Estate Securities team was comprised of 21 professionals who manage approximately $8.7 billion of real estate securities globally, making Deutsche AM one of the largest managers of actively managed listed real estate securities in the world. The investment approach of Deutsche AM Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
Subject to the percentage of ownership limitations and gross income and asset requirements required for REIT qualification, we invest in equity securities of companies engaged in the real estate sector where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Equity securities in the real estate sector include those issued by REITs and similar tax-transparent entities, real estate operating companies (“REOCs”) and other real estate related companies that, as their primary business own, develop, operate or finance real estate in the United States of America. Equity securities issued by REITs, REOCs and other real estate related companies include any stapled security or an issued security of an equity nature of a unit trust company that derives the majority of its earnings from real estate activities. REOCs and other real estate related companies in which we invest typically will either have at least 50% of their assets in real estate or related operations, or derive at least 50% of their revenues from such sources. Our real estate equity securities portfolio may consist of securities investments of different types of REITs, such as equity or mortgage REITs. Equity REITs buy real estate and pay investors from the rents they receive and from any profits on the sale of their properties. Mortgage REITs lend money to real estate companies and pay investors from the interest they receive on those loans. Hybrid REITs engage in owning real estate and making real estate based loans. While our advisor expects that our assets will be invested primarily in equity REITs, in changing market conditions we may invest more significantly in other types of REITs. We may also acquire exchange-traded funds and mutual funds focused on REITs and real estate companies. We intend to invest primarily in common stock, but may also include other types of equities, such as preferred or convertible stock.
We may invest in securities that are listed on one or more national stock exchanges. Subject to our ability to participate in such investments, we may also invest in securities that are not yet listed on a public stock exchange, but for which (1) the issuer has publicly announced its intention to list the securities on a public stock exchange within 180 days of the date of such announcement or (2) are securities of a listed company and the securities are expected to list on a public stock exchange within 180 days of the date of issuance.
We may also invest in securities that our advisor has determined are not sufficiently marketable to be considered liquid securities, including securities that are eligible for resale in reliance on an exemption from registration with the SEC. We may also invest in exchange-traded funds, including those primarily designed to replicate or model the performance of securities market indices.
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
Portfolio Construction Process
Deutsche AM Real Estate Securities combines fundamental real estate analysis with detailed bottom-up company valuation to derive expected returns by company. Our advisor’s investment process begins with a top-down view of the real estate markets utilizing information from third party research providers and its in-house resources. Deutsche AM Real Estate Securities has the ability to take advantage of accessing real-time property market information provided through our advisor’s direct property investment activities, which include research, transactions, portfolio management, asset management, and capital markets expertise. In addition, Deutsche AM Real Estate Securities has significant history and long-standing relationships with REITs and their management teams.
Sector Allocations
Sector allocations are established at a minimum on a quarterly basis and reviewed by our advisor’s Real Estate Securities Strategic Investment Committee, whose membership consists of senior members from the Chief Investment Office, acquisitions, portfolio management, and research teams of the advisor, as well as the Deutsche AM Real Estate Securities portfolio management team. Sector allocations are based on analyzing trends in each property sector, individual company performance and valuation, and recommendations for property sector allocations for the upcoming quarter. Members of the committee from our advisor’s direct property investment business discuss views on trends within property sectors and geographic regions.
After discussing individual property sectors and geographic regions, specific property sector allocation recommendations are discussed with each Investment Committee member. Deutsche AM Real Estate Securities coordinates comments on final allocations, which are stated as ranges within which the portfolio will be positioned. The keys to the property sector allocation process involve (1) discussing real-time trends and future expectations for property type sectors from the direct side participants, (2) comparing these to the public markets views, and (3) positioning the portfolio to take advantage of discrepancies.
Stock Selection
Once property sector weights have been determined, issuers within each sector are selected by using a valuation process in which Deutsche AM Real Estate Securities forecasts total return utilizing our advisor’s proprietary valuation model. Sector specialists within Deutsche AM Real Estate Securities forecast 10-year cash flows for each issuer by utilizing our advisor’s market-level revenue forecasts and a detailed breakdown of each issuer’s portfolio. Deutsche AM Real Estate Securities calculates a unique required return for each issuer based on the issuer’s market exposure and property quality. Deutsche AM Real Estate Securities leverages information provided by our advisor’s property acquisition and disposition professionals to determine a net real estate value for the issuer's portfolio. Net asset values for the issuers are adjusted for differences in operations and corporate strategy, management quality, liquidity, general and administrative expense and franchise value. Stocks are then selected and weights are identified based on our advisor’s review of total return potential for each issuer through this valuation process, and through discussion of these expectations among the portfolio management team and the property sector analyst. Decisions on which securities to buy or sell are based on in-depth research of public and direct property markets, while taking a disciplined approach to managing risk. The stock valuation and portfolio construction process focuses primarily on price/NAV, but also considers price/cash flow, and enterprise value/EBIDTA (or inversely, equity cash flow yield and implied capitalization rates).
Sale of Real Estate Equity Securities
Our advisor may choose to sell a security for a variety of reasons, including but not limited to the following:

•	the security is not fulfilling its investment purpose;

•	our advisor determines that the security has reached its optimum valuation; or

•	a particular company’s condition or general economic conditions have changed.

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
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of four professionals with extensive experience in originating, underwriting and investing in mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate related assets across various property types.
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
Borrowing Policies
We use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio at stabilization is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. Before entering the stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by our operating partnership. In an effort to provide a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times.

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
Relationship with the Dealer Manager, SCAS and Former Wholesaler

SC Distributors, LLC (the “Dealer Manager”) provides distribution-related services to us for our Offering on a contractual basis. In addition, Strategic Capital Advisory Services, LLC (“SCAS”) provides our advisor with certain administrative and operational services. The Dealer Manager and SCAS exercise no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations, and neither the Dealer Manager nor SCAS owns any equity interests in our advisor. During the year ended December 31, 2015, the Dealer Manager and SCAS were owned by RCS Capital Corporation (“RCAP”), but were sold on January 29, 2016 to Validus/Strategic Capital LLC.
Realty Capital Securities, LLC (“RCS LLC”) formerly served as the Dealer Manager’s distribution agent, in which capacity it assisted the Dealer Manager with various aspects of our Offering. On November 14, 2015, we terminated the relationship with RCS LLC, effective November 24, 2015.
We operate under the direction of our board of directors, a majority of which are independent of us, RREEF America and its affiliates. Furthermore, no member of our board of directors also serves, or historically has served, as a director or executive officer of RCAP, the Dealer Manager, SCAS, RCS LLC or any of their affiliates.

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
Interests of Our Advisor and Its Affiliates in Other Real Estate Programs

We rely on the real estate professionals employed by, and acting on behalf of, our advisor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our advisor and certain members of its management team are presently, and in the future intend to be, involved with a number of other real estate programs and activities. Our advisor currently manages private commingled investment funds which are focused on the major real estate property types and markets primarily throughout the United States and, to a limited extent, internationally. Existing funds, such as RREEF America REIT II, and future programs, may directly compete with us for investment opportunities because the programs also may seek to provide investors with an attractive level of current income by means of stable distributions from investments in real estate as an asset class. In addition, our advisor manages a number of separate accounts on behalf of institutional investors that seek similar investment opportunities and may compete with us in receiving allocated investment opportunities.

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

Our advisor will not make any investment in properties on our behalf or recommend that we make any investment in properties unless the opportunity is approved in advance by our advisor’s Americas Investment Committee. The Americas Investment Committee, which is comprised of certain key personnel of our advisor, is responsible for determining which of its investment programs will have the opportunity to acquire and participate in real property investments as they become available and could face conflicts of interest in making these determinations. As a result, other investment programs and investors advised by our advisor or its affiliates may compete with us with respect to certain investments that we may want to acquire. Pursuant to the Americas Investment Committee charter, the committee administers an allocation policy designed to address this potential conflict of interest. See “—Certain Conflict Resolution Measures—Allocation of Investment Opportunities” below.

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

Allocation of Time of Our Advisor’s Key Personnel

We rely on the personnel of our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Our officers and non-independent directors are also employees of our advisor and certain of its affiliates and are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us. W. Todd Henderson, our Chairman of the Board, serves as President and Director of RREEF America REIT II and President and Director of RREEF America REIT III. RREEF America REIT II is a private REIT formed to generate attractive, predictable investment returns from low risk equity investments in multifamily, industrial, retail and office properties within the continental United States. RREEF America REIT III is a private REIT formed to generate attractive investment returns from moderate-risk equity investments in undeveloped land, multifamily, industrial, retail and office properties within the continental United States. RREEF America REIT III is closed and is no longer accepting new subscriptions or making new investments. RREEF America REIT II, which is sponsored and managed by our advisor, may directly compete with us for investors and investment opportunities. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our advisor and its employees will devote only as much of its time to our business as our advisor, in its judgment, determines is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, our advisor and its employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that our advisor or its affiliates manage. This could result in actions that are more favorable to other entities affiliated with our advisor than to us. However, our advisor has assured us that it and its affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

Receipt of Fees and Other Compensation by Our Advisor

The advisory agreement with our advisor is not the result of arm’s-length negotiations. As a result, the fees we agree to pay pursuant to the advisory agreement may exceed what we would pay to an independent third party. The advisory agreement requires approval by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as being fair and reasonable to us and on terms and conditions not less favorable than those which could be obtained from unaffiliated entities.

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

•
our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to the performance component of the advisory fee; and

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

We may not sell or lease properties to our sponsor, our advisor, any of our directors or any of their affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, that the transaction is fair and reasonable to us.

In addition, we may not make any loans to our sponsor, our advisor, any of our directors or any of their affiliates, except for certain mortgages for which an independent appraisal is obtained concerning the underlying property and for loans to our wholly-owned subsidiaries. Our charter also prohibits us from investing in indebtedness secured by a mortgage on real property which is subordinate to any mortgage or equity interest of our sponsor, our advisor, our directors or any of their affiliates.

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

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for other real estate funds, including RREEF America REIT II or future funds which we refer to as a “programs,” and approximately 17 separate accounts managed or advised by our advisor and its affiliates, which we refer to as “accounts.” When our advisor identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.

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

Employees
We have no employees. The employees of our advisor and its affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations and administration. We are dependent on our advisor and its affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources. As of February 1, 2015, our advisor entered into an agreement with Bank of New York Mellon Corporation ("BNY Mellon"), which is unaffiliated with us, whereby BNY Mellon will provide the fund accounting and reporting, asset management accounting and fund administration services that were previously performed by our advisor; provided that our advisor will remain ultimately responsible for the performance of all such services for us pursuant to the terms of the advisory agreement between us and our advisor.
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. The expense reimbursements that we will pay to our advisor include expenses incurred by SCAS on our behalf. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor incurred until the first calendar quarter of the calendar year immediately following the calendar year in which either (1) we surpass $200 million in aggregate gross proceeds from our Offering, or (2) the aggregate expense payments by our advisor exceeds $9.2 million. As of December 31, 2015, the aggregate expense payments made by our advisor on our behalf pursuant to the expense support agreement reached $9.2 million. As a result, pursuant to the terms of the expense support agreement, we began making quarterly reimbursement payments to our advisor in the first quarter of 2016. Such reimbursement payments will be reflected in the calculation of our NAV for all share classes on a daily basis throughout the quarter of payment.
Insurance
Although we believe our investments are adequately covered by insurance consistent with industry standards, we cannot predict whether we will be able to obtain adequate coverage at a reasonable cost in the future. See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”

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
Concentration of Credit Risk
As of December 31, 2015 and 2014, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2015, we owned six commercial properties with fourteen tenants and one student housing property with 138 units containing 316 beds. As of December 31, 2014, we owned five commercial properties housing thirteen tenants. As of December 31, 2013, we owned two commercial properties housing six tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of our total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2015, 2014 and 2013 are shown below.

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Terra Nova Plaza, Chula Vista, CA	24.5%	10.7%	—%
Anaheim Hills Office Plaza, Anaheim, CA	22.2	19.7	—
Commerce Corner, Logan Township, NJ	19.1	23.6	—
Heritage Parkway, Woodridge, IL	13.7	24.1	94.6
Wallingford Plaza, Seattle, WA	11.9	21.9	5.4
Total	91.4%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant - Property	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	15.2%	13.3%	—%
Allstate Insurance Company - Heritage Parkway	13.7	24.1	94.6
The Sports Authority, Inc. - Terra Nova Plaza	12.4	5.4	—
Bed Bath & Beyond, Inc. - Terra Nova Plaza	12.2	5.3	—
Performance Food Group, Inc. - Commerce Corner	11.6	14.3	—
Walgreen Company - Wallingford Plaza	6.3	11.3	2.9
Total	71.4%	73.7%	97.5%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2015, 2014 and 2013 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant - Property	December 31, 2015	December 31, 2014	December 31, 2013
Orbital ATK Inc. - Loudoun Gateway	21.6%	—%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	11.0	18.9	—
Allstate Insurance Company - Heritage Parkway	10.4	18.7	58.0
Performance Food Group, Inc. - Commerce Corner	—	12.5	—
The Sports Authority, Inc. - Terra Nova Plaza	—	11.8	—
Walgreen Company - Wallingford Plaza	—	—	24.7
Total	43.0%	61.9%	82.7%
On March 2, 2016, The Sports Authority, Inc. declared bankruptcy. At such time, The Sports Authority, Inc. had paid its rent at Terra Nova Plaza for January and February 2016. The Sports Authority, Inc. is working through a restructuring plan and has publicly announced plans to close 140 of its 463 stores. The Sports Authority, Inc. location at Terra Nova Plaza is not currently on such list. We continue to closely monitor the situation as The Sports Authority, Inc. implements a plan to restructure.
Environmental Matters
All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third-party bodily injury and property damage claims.
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Notwithstanding these allowances, we will not take advantage of such an extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other companies. This election is irrevocable pursuant to Section 107 of the JOBS Act.

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

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically can be accessed free of charge. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports and other information we file electronically with the SEC are posted on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and may be obtained free of charge. We also routinely post important information about our Company, including press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated herein by reference.

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
We entered into an expense support agreement with our advisor on May 29, 2013, which was most recently amended January 20, 2016. Pursuant to the terms of the expense support agreement, as amended, we or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days' notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time.
The total amount of shares that we will redeem in any calendar quarter will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter and not any subsequent quarter, such that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied pursuant to a per stockholder allocation instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of our NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of our NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.
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

Repurchases of shares under our share redemption plan may be dilutive to our remaining stockholders.
Pursuant to our advisory agreement and our expense support agreement, we began reimbursing our advisor for certain organization, offering and operating costs that have been incurred by our advisor, beginning in the first quarter of 2016. We refer to these amounts as the deferred reimbursable amounts. The deferred reimbursable amounts are not immediately reflected in our NAV calculation and will not be reflected in our NAV calculation until such amounts are reimbursed to our advisor. As a result, repurchases of shares pursuant to our share redemption plan that occur before all deferred reimbursable amounts are reimbursed by us and reflected in our NAV calculation may be dilutive to our remaining stockholders.
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
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently have only seven properties and have not yet identified additional properties to acquire with the proceeds of our offerings, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
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
Expense support from our advisor has previously contributed to funding our distributions, and in the future we may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, during the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the period before we have raised substantial proceeds from our offerings, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor and other sources, to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
Through December 31, 2015, we funded distributions from cash generated by operations as supported by the expense support provided by our advisor pursuant to the expense support agreement. Without the expense support provided by our advisor, a greater portion of the payment of distributions would have come from proceeds of this offering or from additional borrowings.
Using borrowings to fund our distributions would result in a liability to us, which would require a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares.
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
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be based on appraisals of each of our properties by either our independent valuation advisor or other independent third party appraisal firms that will be performed at least once during every calendar quarter after the respective calendar quarter in which such property was acquired and will be performed in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in real estate-related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Quarterly valuations of each of our real properties will be performed by either our independent valuation advisor or other independent third-party appraisal firms. Such valuations are based on asset and portfolio level information provided by our advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, on an intra-quarter basis, our advisor is responsible for monitoring our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor or the Dealer Manager for this offering, to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price paid to purchase shares of our common stock in our offerings, and the price at which our shares may be redeemed by us pursuant to our redemption plan are both based on our estimated NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.
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
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, will be based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor will review appraisal reports and monitor our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
The U.S. real estate market has mostly recovered from the recent recession and appears to have entered the growth phase of the cycle. As the cycle matures, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.
Based on expected moderate, but improved, future economic growth and historically low levels of new supply in the commercial real estate pipeline, real estate fundamentals are forecast to improve for all property sectors during the next two years. Nevertheless, the ongoing competition for high quality real estate assets and resulting upward pressure on pricing may reduce anticipated returns. Furthermore, economic growth remains fragile and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
During the great recession, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While debt availability has increased in recent years, credit spreads continue to be dynamic, and lenders are still reluctant to offer financing at higher leverage ratios. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.

We depend on our advisor, and the Dealer Manager for our public offerings and the distribution agents for our private placement, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success depends in part upon our relationships with, and the performance of, our advisor and its key real estate professionals for the acquisition and management of our investment portfolio and our corporate operations, and the Dealer Manager and distribution agents for capital raising in our public offerings and private placement, respectively. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement, the agreement with the dealer manager or agreements with our distribution agents are terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of our stock.
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
We rely on people employed by our advisor to manage our day-to-day operations. If we were to effectuate an internalization by entering into an agreement with our advisor for the purpose of retaining the current members of our advisor’s management team who have performed services for us pursuant to our advisory agreement, we may not be able to retain all of the key employees of our advisor who have been performing these services. In addition, some of the employees of our advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.
Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to all classes of common stock whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5%

limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis and our private placement is being made on a "reasonable efforts" basis, meaning that the Dealer Manager and the distribution agents are only required to use their best and reasonable efforts, respectively, to sell our stock and do not have a firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our public offering and private placement may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our portfolio may be subject to geographic or tenant risk, particularly if we are unable to raise substantial funds in our offerings.
If our portfolio is not sufficiently diversified, we may be subject to geographic or tenant risk, particularly if we do not raise substantial funds in our offerings. If we are unable to raise substantial funds in the offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located and the types of investments that we make. Even if we raise substantial funds, we may be unable to establish a sufficiently diversified portfolio that would eliminate geographic and tenant risk. In either case, the likelihood that any single investment’s performance would adversely affect our profitability will increase.
Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Our advisor relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants, lease data and information regarding our stockholders. Our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although our advisor has taken steps to protect the security of the data maintained in its information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, any breach in the data security measures employed by the third party vendors upon which we rely, such as our transfer agent and SCAS, our sub-advisor, could also result in the improper disclosure of personally identifiable information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Deutsche Bank is party to a settlement with the Department of Justice and other U.S. and U.K. regulators, as part of which a U.K.-based affiliate pleaded guilty to wire fraud for its conduct in relation to LIBOR, and Deutsche Bank agreed to pay financial penalties that amounted to approximately $2.5 billion. This settlement could negatively impact our advisor, upon which we are substantially dependent.

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

This settlement may impact our advisor’s ability to provide advisory services to various other funds and clients, which may adversely affect the reputation and financial health of our advisor. Any decline in our advisor’s financial health or ability to attract and retain personnel could adversely impact its ability to provide advisory services to us.

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
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor are also executive officers, directors, managers or key professionals of Deutsche AM’s real estate investment business. Some of these persons also serve as managers and investment advisers to other funds and institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
Payment of fees and expenses to our advisor and the Dealer Manager will reduce the cash available for distribution and will increase the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our advisor performs services for us in connection with the selection and acquisition of our investments, the management of our assets and certain administrative services. We pay our advisor advisory fees and expense reimbursements for these services, which reduce the amount of cash available for further investments or distribution to our stockholders. We also pay the Dealer Manager dealer manager fees and distribution fees based on our NAV. Additionally, to the extent that we are unable to invest the proceeds of our public offering in assets that generate substantial returns to us, our payment of those fees will reduce our NAV over time. The fees we pay to our advisor and the Dealer Manager increase the risk that stockholders may receive a lower price when they sell their shares to us pursuant to our redemption plan than the purchase price they initially paid for their shares.
Risks Related to Our Corporate Structure
Stockholders' interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, and 50,000,000 shares are classified as preferred stock. Through December 31, 2015, of the 1,000,000,000 shares that are classified as common stock, 500,000,000 shares were classified as Class A shares and 500,000,000 shares were classified as Class I shares. In January 2016, our charter was amended such that for the 1,000,000,000 authorized shares of common stock, 200,000,000 are classified as Class A shares, 200,000,000 are classified as Class I shares, 50,000,000 are classified as Class D shares, 300,000,000 are classified as Class N shares and 250,000,000 are classified as Class T shares. Our board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in public offerings; (2) issue additional equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares, our stockholders' respective percentage ownership interests in us will be diluted.
The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
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
Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder. These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.
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

The return on an investment in our stock may be reduced if we are required to register as an investment company under the Investment Company Act.
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
Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly-owned subsidiary (exclusive of U.S. government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly-owned subsidiary (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.
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
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.
We are subject to risks generally attributable to the ownership of real property, including:

•	changes in global, national, regional or local economic, demographic or capital market conditionssuch as the decline in the price of oil;

•	future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	changes in supply of or demand for similar properties in a given market or metropolitan area which could result in rising vacancy rates or decreasing market rental rates;

•	vacancies or inability to lease space on favorable terms;

•	increased competition for properties targeted by our investment strategy;

•	bankruptcies, financial difficulties or lease defaults by our tenants;

•	increases in interest rates and availability of financing; and

•	changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.

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
We intend to continue acquiring properties in accordance with our investment strategy. We may also acquire portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

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

Competition in acquiring properties may reduce our profitability and the return on an investment in our stock.
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
General Risks Related to Investments in Real Estate-Related Assets
The real estate equity securities in which we invest, or may invest, are subject to specific risks relating to the particular issuer of the securities and can be subject to the general risks of investing in real estate securities.
We invest in common and preferred stock of publicly traded and real estate companies and may invest in the equity securities of private real estate companies. These types of investments involve a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed herein, including risks relating to rising interest rates.
The value of the real estate securities in which we invest in may be volatile.
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
Our investments in real estate-related assets are subject to the risks related to the underlying real estate.
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
As of December 31, 2015, our real estate equity securities portfolio consisted solely of publicly traded common stock of 44 REITs with a value of $8,569,004. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
Risks Related to Debt Financing
We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment in our shares.
We have financed a portion of the purchase price of each of the properties we currently own by borrowings, and we expect that we will borrow funds to finance a portion of the purchase price of properties we acquire in the future. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as the line of credit that we entered into on March 6, 2015, to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment in our stock. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
If we draw on a line of credit to fund redemptions or for any other reason, our financial leverage ratio could increase beyond our target.
We may utilize a line of credit, such as the line of credit that we entered into on March 6, 2015, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our public offering or private placement. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our public offering or private placement or sell some of our assets to repay outstanding indebtedness.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. Loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. In addition, revolving credit facilities may contain mandatory commitment reductions triggered by events that may be outside of our control. If we are unable to raise sufficient proceeds in our public offering or private placement to meet this requirement or obtain new financing on favorable terms, our sources of liquidity would be restricted. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions and our ability to achieve our investment objectives. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions, and our ability to achieve our investment objectives.
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
Federal Income Tax Risks
Failure to maintain our REIT status would have significant adverse consequences to us.
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we cannot maintain our REIT status, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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

The increased taxes would cause a reduction in our NAV and cash available for distribution to stockholders. In addition, if we do not maintain our REIT status, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to maintain our REIT status also could hinder our ability to raise capital and grow our business.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To maintain our status as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.
To maintain our status as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% after 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Non-U.S. stockholders may be subject to FIRPTA tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
A non-U.S, stockholder that recognizes gain on a disposition of a “U.S. real property interest,” or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains. However, gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 5% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied.
The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.
From time to time, we may be forced to sell assets to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, but there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.
We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders even if we maintain our REIT status for federal income tax purposes.
We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including, but not limited to, those described below.

•
In order to maintain our REIT status, we are required to distribute as dividends annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•	If we file income tax returns in states that do not respect the dividends-paid deduction, we will be subject to state income tax.

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

•
Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax unless we qualify for a safe harbor exception.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interests to maintain our status as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless a stockholder is a tax-exempt entity, the stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to maintain our REIT status.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. To the extent that any such loans do not satisfy all the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to maintain our REIT status.
If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we could fail to maintain our REIT status.
Benefit Plan Risks
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
It is our current belief that our assets will not be deemed to constitute the “plan assets” of benefit plan investors. If, however, we were deemed to hold “plan assets” of benefit plan investors: (i) ERISA’s fiduciary standards may apply and might materially affect our operations and/or results, and (ii) our transactions could be deemed a transaction with each benefit plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or § 4975 of the Code, which also may materially affect operations and/or results.

ITEM 2. PROPERTIES

As of December 31, 2015, we owned six commercial properties and one multifamily property across six states, comprising 792,789 rentable square feet. As of December 31, 2015, all of our properties were 100% leased. Each of the properties was encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $72,500,000 as of December 31, 2015.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2015:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Occupancy(1)
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100%
Total		259,910	2		100
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	July 2, 2014	100
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100
Total		270,140	5		100
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100
Total		126,875	7		100
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100
Total		135,864	138
Grand total		792,789	14/138		100%
____________
(1) Occupancy is based on executed leases as of December 31, 2015.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
Future Lease Expiration Table
The following table summarizes the lease expirations for each of the next ten years and thereafter for the properties we owned as of December 31, 2015. As of December 31, 2015, the weighted average remaining lease term at our commercial properties was 6.8 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2016 (2)	1	15,000	2.3%	$367,716	4.0%
2017	2	10,004	1.5	285,783	3.1
2018	1	94,233	14.3	1,233,754	13.4
2019	3	63,160	9.6	1,556,437	17.0
2020	2	48,292	7.4	856,038	9.3
2021	1	159,627	24.3	818,772	8.9
2022	—	—	—	—	—
2023	1	102,015	15.5	2,568,583	28.1
2024	1	51,637	7.9	580,000	6.3
2025	—	—	—	—	—
Thereafter	2	112,957	17.2	910,411	9.9
Total	14	656,925	100.0%	$9,177,494	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2015.
(2) Does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $2.7 million in annualized base rent at our student housing property, The Flats at Carrs Hill.
Tenant Information
The following table describes the tenants at our properties as of December 31, 2015.

Tenant(3)	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Orbital ATK	102,015	15.5%	$2,568,583	28.0%	Aug. 2023
Gateway	50,000	7.6	1,309,080	14.3	Jan. 2019
Allstate	94,233	14.3	1,233,754	13.4	Nov. 2018
Performance Food Group	159,627	24.2	818,772	8.9	Dec. 2021
The Sports Authority	44,477	6.8	754,864	8.2	Jan. 2020
Bed Bath & Beyond	51,637	7.9	580,000	6.3	Jan. 2024
Walgreens(2)	12,674	1.9	490,000	5.3	Mar. 2087
Mission Produce	100,283	15.3	420,411	4.6	Jan. 2029
Raytheon Applied Signal	15,000	2.3	367,716	4.0	Oct. 2016
AS Real Estate	8,892	1.4	256,620	2.8	Nov. 2017
Keller Williams	10,365	1.6	173,290	2.0	Aug. 2019
Pacsafe	3,815	0.6	101,174	1.1	Dec. 2020
Seattle Psychology	2,795	0.4	74,067	0.8	Jun. 2019
Seattle Healing	1,112	0.2	29,163	0.3	Nov. 2017
Total	656,925	100.0%	$9,177,494	100.0%

(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2015.
(2) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.
(3) Does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $2.7 million in annualized base rent at our student housing property, The Flats at Carrs Hill.

Acquisitions
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois (“Heritage Parkway”), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. Heritage Parkway is a 94,233 square-foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. Heritage Parkway is well-located in the Eastern East/West Corridor of the Chicago suburban office market, the largest of the area’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington (“Wallingford Plaza”) for a purchase price of $12,728,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square-foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is well-located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $17,600,000 under our line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square-foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 off Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the northeast distribution corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California (“Anaheim Hills Office Plaza”) for a purchase price of $18,500,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $14,700,000 under our line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square-foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail property located in Chula Vista, California (“Terra Nova Plaza”) for a purchase price of $21,850,000, excluding closing costs. The acquisition was funded with existing capital and by borrowing $19,100,000 under our line of credit. Of this borrowed amount, $12,000,000 relates to Terra Nova Plaza while the balance was borrowed against available capacity from the other four properties. Terra Nova Plaza is a 96,114 square-foot retail building located on an 8.4 acre site at 390 and 394 East H Street in Chula Vista, California. The property benefits from close proximity to downtown San Diego with excellent access to regional transportation systems.

On September 30, 2015, we acquired a fee simple interest in a student housing building located in Athens, Georgia (“The Flats at Carrs Hill”) for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,864 square-foot five-story student housing building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool. Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

On December 21, 2015, we acquired a fee simple interest in an office building located in Sterling, Virginia (“Loudoun Gateway”) for a purchase price of $21,950,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $20,000,000 from our line of credit. Of the $20,000,000 borrowed, approximately $8,000,000 was from existing borrowing capacity secured by previously acquired properties, while approximately $12,000,000 was specific to Loudoun Gateway. Loudoun Gateway is a four-story, 102,015 square-foot Class A suburban office building located within the Loudoun Gateway Business Park at 45245 Business Court in Sterling, Virginia. Loudoun Gateway is approximately three miles north of Washington Dulles International Airport at the intersection of Route 28 and Old Ox Road (Route 606), providing noteworthy vehicular access to a network of highways and other commuter thoroughfares that connect Northern Virginia with the broader Washington, DC metropolitan region. The greater Washington, DC metropolitan area can be accessed via four routes: Route 28, the Dulles Toll Road, Route 50, and Route 7. Dining, entertainment and shopping facilities in Dulles Town Center, Dulles Town Crossing, Dulles 28 Centre, and Reston Town Center are all within short driving distances of Loudoun Gateway.

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2015, there were no material pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Sales of Registered Securities
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356) registering our public offering of up to $2.5 billion of any combination of Class A and Class I common stock, was declared effective under the Securities Act, and we commenced our Offering. The per share price for each class of our common stock sold in our Offering equals the daily NAV per share for such class, plus, for Class A shares only, applicable selling commissions.
No public market currently exists for either class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 18, 2016, there were approximately 440, 310 and 1 stockholders of record for the Class A shares, Class I shares and Class T shares of our common stock, respectively.
Through December 31, 2015, we had sold the following shares of common stock and raised the following proceeds in connection with the Offering:

	Shares	Proceeds
Primary Offering:
Class A shares	3,074,147	$38,941,669
Class I shares	3,120,429	38,942,819
Distribution Reinvestment Plan:
Class A shares	87,187	1,103,321
Class I shares	129,153	1,625,619
Total	6,410,916	$80,613,428

From the commencement of our public offering through December 31, 2015, we incurred the following expenses related thereto:

Offering Costs
Selling commissions	$603,534
Distribution fees	258,649
Dealer Manager fees (1)	439,123
Other offering expenses	9,886,650
Total offering expenses	$11,187,956

(1) The Dealer Manager, which is not affiliated with us, waived the dealer manager fees on the Class I shares owned by RREEF America.

From the commencement of our Offering through December 31, 2015, offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $79,312,122. The other offering expenses described above, except for approximately $373,000, have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by the

Dealer Manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements that accompany this Annual Report. The Dealer Manager has agreed to defer reimbursement of certain offering expenses it has paid until an unspecified future date. From January 3, 2013, the date we commenced our Offering, through December 31, 2015, the ratio of the cost of raising capital to capital raised was 13.9%.
From the commencement of the Offering through December 31, 2015, the net offering proceeds to us referred to above have been allocated to the following uses:
•Approximately $24,500,000 was used to partially fund the purchase price of our real estate properties;
•Approximately $7,600,000 was used to purchase real estate equity securities;
•Approximately $41,625,000 was used to repay outstanding amounts on our lines of credit; and
•Approximately $5,500,000 was available for working capital or subsequent investment.

Share Redemption Plan

On November 27, 2012 we adopted a share redemption plan whereby, on a daily basis, stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to common shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter, but not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

During the year ended December 31, 2015, we processed redemptions for a total of 73,780 Class A shares at a weighted average price of $12.71 per share, before allowing for the 2% short-term trading discount, and redemptions for a total of 274,878 Class I shares at a weighted average price of $12.78 per share, before allowing for the 2% short-term trading discount. During the year ended December 31, 2014, we processed redemptions for a total of 10,008 Class A shares at a weighted average price of $12.23 per share, before allowing for the 2% short-term trading discount, and redemptions for a total of 60,391 Class I shares at a weighted average price of $12.67 per share, before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations, which included amounts received from our advisor pursuant to our expense support agreement, and with borrowings. There were no share redemptions for the year ended December 31, 2013.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 -October 31, 2015	65,860	$12.73	65,860	(1)
November 1 -November 30, 2015	4,584	$12.68	4,584	(1)
December 1 -December 31, 2015	26,604	$12.82	26,604	(1)
(1)    Redemptions are limited as described above.

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

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares and Class I shares will likely differ because of different allocations of class-specific expenses. We use the record-share method of determining the per share amount of distributions on Class A and Class I shares, although our board of directors may choose any other method that will not cause our distributions to be treated as preferential dividends under the Code. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific expenses accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific expenses allocable to such class.

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter for the years ended December 31, 2015, 2014 and 2013 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific expenses:

	2015	2014	2013
Three months ended March 31	$0.00175668	$0.00167167	$—
Three months ended June 30	$0.00176456	$0.00169307	$0.00164384
Three months ended September 30	$0.00173533	$0.00169924	$0.00164384
Three months ended December 31	$0.00173613	$0.00173473	$0.00166682

Total distributions declared to stockholders for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Distributions:
Distributions paid or payable in cash	$1,833,584	$734,604	$133,873
Distributions reinvested	1,342,575	1,047,236	339,130
Distributions declared	$3,176,159	$1,781,840	$473,003

Source of Distributions:
Cash flow from operations	$1,783,883	$734,604	$133,873
Reinvested via the distribution reinvestment plan	1,342,575	1,047,236	339,130
Borrowings	49,701	—	—
Total Sources of Distributions	$3,176,159	$1,781,840	$473,003

Net Cash Provided by Operating Activities (1):	$2,850,008	$2,917,313	$511,712

Funds From Operations:	$2,741,109	$759,352	$(1,379,393)

(1) Cash flow from operating activities are supported by expense support payments from our advisor pursuant to our expense support agreement

For the years ended December 31, 2015, 2014 and 2013, all of our distributions were covered by our cash flow from operations or from borrowings. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Annual Report on Form 10-K. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For the years ended December 31, 2015, 2014 and 2013, cash flow from operations benefited by $1,097,737, $2,128,248 and $1,792,450, respectively, from the expense support agreement.

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

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. Stockholders do not pay selling commissions when purchasing shares pursuant to the distribution reinvestment plan. Because the dealer manager fee is calculated based on our NAV, it reduces the NAV with respect to all shares of each class of our common stock, including shares issued under the distribution reinvestment plan. Similarly, the distribution fee reduces the Class A NAV because it is calculated based on Class A NAV. The distribution fee is not payable with respect to Class I shares. Shares acquired under the distribution reinvestment plan entitle the participant to the same rights and will be treated in the same manner as shares of that class purchased in our Offering.

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

	Year Ended December 31,			For the Period February 7, 2012 (inception) through December 31, 2012
	2015	2014	2013
Balance Sheet Data:
Total investment in real estate assets, net	$135,305,346	$91,429,128	$26,216,217	$—
Cash and cash equivalents	$1,936,870	$2,119,387	$2,916,144	$200,000
Total assets	$148,066,273	$100,670,240	$32,303,828	$200,000
Line of credit	$71,784,456	$48,237,062	$5,111,794	$—
Due to affiliates	$12,041,732	$9,203,208	$6,005,822	$—
Acquired below-market lease intangibles, net	$7,858,949	$8,340,493	$789,033	$—
Total liabilities	$94,366,617	$67,062,595	$12,128,756	$—
Total stockholders' equity	$53,699,656	$33,607,645	$20,175,072	$200,000

Operating Data:
Total revenues	$9,401,214	$5,318,764	$857,705	$—
Total operating expenses	$10,310,944	$6,131,581	$2,428,524	$—
Operating loss	$(909,730)	$(812,817)	$(1,570,819)	$—
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)	$—

Cash Flow Data:
Net cash provided by operating activities	$2,850,008	$2,917,313	$511,712	$—
Net cash used in investing activities	$(51,062,345)	$(62,340,371)	$(29,007,818)	$—
Net cash provided by financing activities	$48,029,820	$58,626,301	$31,212,250	$200,000

FFO Data:
NAREIT defined FFO (1)	$2,741,109	$759,352	$(1,379,393)	$—
IPA defined MFFO (2)	$2,541,192	$630,357	$(1,307,340)	$—

Per Common Share Data:
Net loss - basic and diluted	$(0.45)	$(0.63)	$(2.48)	$—
Distributions declared per common share	$0.64	$0.62	$0.35	$—
Weighted average shares outstanding - basic and diluted	4,989,809	2,870,160	800,194

(1) Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.
(2) Compared to FFO, modified funds from operations ("MFFO") additionally excludes items such as acquisition-related costs, straight-line rent and amortization of above- and below-market lease intangibles. Please see below for a reconciliation of net income to MFFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Annual Report. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
The Company's NAV per share is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX and ZRPTTX for its Class A shares, Class I shares and Class T shares, respectively.
Overview
We are a Maryland corporation formed on February 7, 2012, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that qualified as a REIT for the calendar year ended December 31, 2013 for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

On May 30, 2013, upon receipt of a purchase order from our sponsor for $10,000,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock.

During the year ended December 31, 2015, we accomplished the following:

•	Acquired two properties for $48,950,000, increasing both our geographic and property type diversification;

•	Refinanced our line of credit with Regions Bank with a new line of credit from Wells Fargo Bank, N.A., which provides greater borrowing capacity at a lower cost;

•	Maintained 100% occupancy in the real estate portfolio;

•	Increased our investment into real estate equity securities; and

•	Raised approximately $32.6 million of new capital from investors.

Further detail on these activities is provided below and elsewhere in this Annual Report.

Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in 9022 Heritage Parkway, a two-story office building located in Woodridge, Illinois ("Heritage Parkway"), for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. Heritage Parkway is a 94,233 square-foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. Heritage Parkway is located in the Eastern East/West Corridor of the Chicago suburban office market, the largest of the area’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of approximately $12,728,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square-foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey (“Commerce Corner”) for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square-foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the northeast distribution corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California ("Anaheim Hills Office Plaza") for a purchase price of $18,500,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $14,700,000 from our line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square-foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail building located in Chula Vista, California ("Terra Nova Plaza") for a purchase price of $21,850,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,100,000 from our line of credit. Of the $19,100,000 borrowed, $7,100,000 was from existing borrowing capacity secured by previously acquired properties, while $12,000,000 was specific to Terra Nova Plaza. Terra Nova Plaza is a 96,114 square-foot, one-story retail building constructed in 1986 and located on an 8.34 acre site in Chula Vista, California. Chula Vista is situated 7.5 miles from downtown San Diego and 11 miles from the San Diego International Airport. Terra Nova Plaza is at the intersection of Interstate 805 and H Street, providing access, visibility and drive-by traffic on H Street.

On September 30, 2015, we acquired a fee simple interest in a student housing building located in Athens, Georgia ("The Flats at Carrs Hill") for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,864 square-foot five-story student housing building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool.

Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

On December 21, 2015, we acquired a fee simple interest in an office building located in Sterling, Virginia ("Loudoun Gateway") for a purchase price of $21,950,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $20,000,000 from our line of credit. Of the $20,000,000 borrowed, approximately $8,000,000 was from existing borrowing capacity secured by previously acquired properties, while approximately $12,000,000 was specific to Loudoun Gateway. Loudoun Gateway is a four-story, 102,015 square-foot Class A suburban office building located within the Loudoun Gateway Business Park at 45245 Business Court in Sterling, Virginia. Loudoun Gateway is approximately three miles north of Washington Dulles International Airport at the intersection of Route 28 and Old Ox Road (Route 606), providing access to a network of highways and other commuter thoroughfares that connect Northern Virginia with the broader Washington, DC metropolitan region. The greater Washington, DC metropolitan area can be accessed via four routes: Route 28, the Dulles Toll Road, Route 50, and Route 7. Dining, entertainment and shopping facilities in Dulles Town Center, Dulles Town Crossing, Dulles 28 Centre, and Reston Town Center are all within short driving distances of Loudoun Gateway.

As of December 31, 2015, our weighted average remaining lease term was 6.8 years. The following table presents certain additional information about the properties we owned as of December 31, 2015:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100
Loudoun Gateway	Sterling, VA	102,015	1	100
Office Total		270,140	5	100
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100
Terra Nova Plaza	Chula Vista, CA	96,114	2	100
Retail Total		126,875	7	100
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100
Industrial Total		259,910	2	100
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100
Multifamily Total		135,864	138	100
Grand Total		792,789	14/138	100%

(1) Occupancy is based on executed leases as of December 31, 2015.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of December 31, 2015, our real estate equity securities portfolio consisted of publicly traded common stock of 44 REITs with a value of $8,569,004. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall portfolio flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2015:

As of December 31, 2015, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	11.2%
Equity Residential	9.8
Vornado Realty Trust	5.6
Welltower, Inc.	5.2
Boston Properties, Inc.	4.5
Public Storage	4.1
Prologis, Inc.	4.1
Essex Property Trust, Inc.	3.6
Federal Realty Investment Trust	3.4
Macerich Company	3.4
Total	54.9%

Market Outlook

U.S. commercial real estate performed well in 2015.  Job creation, an important driver of real estate, had its second best year since 1999 (after 2014). The resulting absorption, coupled with a low level of deliveries of new properties across most sectors and cities, lifted occupancy rates to their highest level in 14 years. Tight fundamentals, robust rental income growth and low interest rates helped drive price gains of 10%, even as returns on financial assets generally languished.

At the beginning of 2016, fears of a hard landing in China and potential contagion to other economies, including the United States, triggered volatility in financial markets. Some investors have questioned whether the upswing in U.S. commercial real estate is nearing an end due to volatility in financial markets in early 2016 and the Federal Reserve Bank's interest rate increase in December 2015.

We believe the risk of an imminent downturn in U.S. commercial real estate is modest for several reasons. First, real estate prices have never faltered outside of a recession (or its immediate aftermath), and we believe the likelihood of a recession in 2016 is low.  While some measures such as credit spreads and manufacturing activity have turned negative, services activity has proved resilient, job gains have been strong and broad-based (outside of the energy industry, which represents less than 1% of total employment), and the yield curve, a robust leading indicator of the economy, is showing no sign of alarm.  Second, construction remains low by historical standards, providing significant support to real estate fundamentals.  Third, real estate continues to provide reasonable yield spreads to bonds.  Fourth, real estate debt markets do not appear overheated, with leverage and mortgage spreads at conservative levels.

Double-digit returns will not, however, continue indefinitely.  In the near term, we expect that volatility in stock and bond markets, if sustained, will spill over into real estate through multiple channels, including weaker investment inflows.  As the cycle matures, cooling economic growth, rising construction and higher interest rates might also weigh on capital appreciation.  The result, we believe, will be lower returns relative to both recent history and longer-term averages.  Nevertheless, in our view, they should compare well with those available from other asset classes, particularly in the context of real estate’s timeless portfolio benefits, including diversification, relatively low volatility, and inflation hedging.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through December 31, 2015, we acquired six additional properties, increased our investments in real estate equity securities and significantly increased our outstanding debt balance. In addition, we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe will have a significant impact on our future results of operations.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenues

Our rental income increased to $8,050,514 for the year ended December 31, 2015 compared to $4,591,711 for the year ended December 31, 2014. Our tenant reimbursement income increased to $1,066,073 for the year ended December 31, 2015 compared to $593,845 for the year ended December 31, 2014. Our 2015 rental and tenant reimbursement income increased from 2014 due to the property acquisitions occurring during 2014 and 2015 as described above under "Portfolio Information-Real Estate Portfolio." Straight line revenues increased to $431,065 for the year ended December 31, 2015 compared to $342,643 for the year ended December 31, 2014. The increase in straight line revenues for 2015 over 2014 was due to our additional property acquisitions.

Wallingford Plaza and Heritage Parkway represent our only same-store real estate investments for the years ended December 31, 2015 and 2014, being the only properties owned for the entirety of the periods. For those properties, other property income was down $40,000 in 2015 compared to 2014, due to a one-time easement fee received in 2014 at Wallingford Plaza from the adjacent property owner.

Our investment income on marketable securities increased to $284,627 for the year ended December 31, 2015 compared to $133,208 for the year ended December 31, 2014. The increase in investment income was due to a larger average invested balance resulting from an increase in holdings over the prior year. We invested an additional $2,000,000 and $2,500,000 into our real estate equity securities portfolio during the years ended December 31, 2015 and 2014, respectively. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and, to a lesser degree, based upon performance of specific securities. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. As of December 31, 2015, our real estate equity securities portfolio had a total investment cost of $7,873,564. All of our investment income on marketable securities for the years ended December 31, 2015 and 2014 was comprised of dividend income from these investments.

Expenses

Our total expenses for the years ended December 31, 2015 and 2014 were $10,310,944 and $6,131,581, respectively. For the years ended December 31, 2015 and 2014, general and administrative expenses were $2,012,137 and $2,232,336, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were audit fees, legal fees, directors and officers insurance, and independent director fees. The amount for 2015 was lower than for 2014 primarily due to our advisor's outsourcing of its fund administration services to BNY Mellon that occurred in February 2015. Prior to the switch to BNY Mellon, we were responsible for reimbursing our advisor for costs related to certain of our advisor's employees who were subsequently transitioned to BNY Mellon. For the year ended December 31, 2015, the fees incurred from BNY Mellon were approximately $313,000 less than the employee expense reimbursements to our advisor for the year ended December 31, 2014. In addition, professional and legal fees were reduced by approximately $148,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014, as a result of fewer SEC-related consulting fees and more efficient internal processes. The aforementioned savings were offset by slightly higher audit costs due to increased activity and higher directors and officers insurance premiums as we increased our policy limits to be commensurate with our growth upon policy renewal in 2015.

Property operating expenses for the years ended December 31, 2015 and 2014, were $2,118,849 and $1,007,235, respectively. The increase was due to the acquisitions that occurred during 2014 and 2015. For the years ended December 31, 2015 and 2014, depreciation was $2,233,667 and $1,097,034, respectively and amortization was $2,735,138 and $1,461,422, respectively, with the increases due to the additional properties acquired during 2014 and 2015.

On a same-store basis (for Wallingford Plaza and Heritage Parkway), property operating expenses, amortization and depreciation for the year ended December 31, 2015 were consistent with the year ended December 31, 2014, as the amounts for each category were materially unchanged for 2015 compared to 2014.

On a same-store basis, we believe that it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the years ended December 31, 2015 and 2014, same-store net operating income increased approximately $16,000. This increase is the net result of a $64,000, or 3.2%, increase in the contractual base rents for the two properties, and increased parking revenue, offset by the aforementioned $40,000 reduction in other property income and approximately $12,000 less in operating expense recoveries.

The fixed component of the advisory fee is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the years ended December 31, 2015 and 2014, the fixed component of the advisory fee was $607,614 and zero, respectively. The fixed component of the advisory fee was not earned by our advisor until our combined NAV for all share classes reached $50,000,000, which occurred on January 22, 2015.
In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, the expenses of the Company and interest rates.

Acquisition-related expenses during the years ended December 31, 2015 and 2014 were $603,539 and $333,554, respectively. The 2015 amount related primarily to our acquisitions of The Flats at Carrs Hill and Loudoun Gateway, while the 2014 amount related primarily to our acquisitions of Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza. Acquisition related expenses during the years ended December 31, 2015 and 2014 also included costs related to pursuit of acquisitions that we ultimately decided not to complete.

We expect our acquisition related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the year ended December 31, 2015, interest expense was $1,330,601 compared to $1,078,124 for the same period in 2014. This was due to an increase in the weighted average outstanding balance on our line of credit to $43.5 million for the year ended December 31, 2015, as compared to $25.8 million for the year ended December 31, 2014. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties as of December 31, 2015 as compared to December 31, 2014, all of which were financed on our line of credit. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease. In addition, we anticipate utilizing property specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements. Since our inception, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the years ended December 31, 2015 and 2014, these portfolio refinements resulted in net realized gains of $12,635 and $91,837, respectively. Compared to the 2014 period, the public REIT sector of the equities market continued to improve, however at a slower pace during 2015. During the 2014 calendar year, and into first quarter of 2015, the public REIT sector rose significantly on stable economic growth and interest rates. As a consequence, refinements in our marketable securities portfolio during both periods locked in realized gains that were not fully eliminated during the second quarter of 2015 when the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy. By the end of 2015, these fears had tempered and the public REIT sector finished the year by recovering the losses of the second quarter and adding further gains. As a result, for the year ended December 31, 2015, our securities portfolio experienced a net unrealized gain of $118,593. The net unrealized gain for 2015 was less than the net unrealized gain of $856,890 for the year ended December 31, 2014 primarily because the public REIT sector was coming off of a low at December 31, 2013. As of December 31, 2015, we owned a portfolio of publicly traded common stock of 44 REITs with a cost basis of $7,873,564 and a fair value of $8,569,004, reflecting a net unrealized gain of $695,440.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Revenues

Our rental income increased to $4,591,711 for the year ended December 31, 2014 compared to $761,684 for the year ended December 31, 2013. Our tenant reimbursement income increased to $593,845 for the year ended December 31, 2014 compared to $14,705 for the year ended December 31, 2013. Our 2013 results included rental and tenant reimbursement income primarily from Heritage Parkway, while our 2014 results are reflective of the subsequent acquisitions as described above under "Portfolio Information-Real Estate Portfolio." Straight line revenues increased to $342,643 for the year ended December 31, 2014 compared to $64,384 for the year ended December 31, 2013. The increase in straight line revenues for 2014 over 2013 is reflective of our additional property acquisitions.
Our investment income on marketable securities increased to $133,208 for the year ended December 31, 2014 compared to $81,316 for the year ended December 31, 2013. Upon the commencement of our operations on May 31, 2013, approximately $3,100,000 was invested in a diversified portfolio of common stock of publicly traded REITs. The increase in investment income for 2014 was reflective primarily of investment income from seven months of 2013 compared to a full year in 2014. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. During the year ended December 31, 2014, we invested an additional $2,500,000 into our real estate equity securities portfolio. As of December 31, 2014, our estate equity securities portfolio had a total investment cost of $5,811,129. All of our investment income for the years ended December 31, 2014 and 2013 was comprised of dividend income from these investments.

Expenses
Our total operating expenses for the years ended December 31, 2014 and 2013 were $6,131,581 and $2,428,524, respectively. The most significant component of our operating expenses in each period presented was general and administrative expenses, which includes a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees, independent director fees and compensation and overhead costs related to employees of our advisor for which we are required to reimburse our advisor. For the years ended December 31, 2014 and 2013, general and administrative expenses were $2,232,336 and $1,653,358, respectively. The amount for 2014 was significantly higher than 2013 primarily because the 2013 period represents fewer than twelve months of costs for most general and administrative expenses as a result of our breaking escrow on May 30, 2013. The year ended December 31, 2014 includes a full 12 month period of general and administrative expenses.
Property operating expenses for the years ended December 31, 2014 and 2013, were $1,007,235 and $35,872, respectively. The significant increase is due to the four property acquisitions that occurred from December 2013 through December 2014. For the years ended December 31, 2014 and 2013, depreciation was $1,097,034 and $192,616, respectively and amortization was $1,461,422 and $409,194, respectively, with the increases due to the additional properties owned by December 31, 2014.
As noted above, our advisor waived the performance component of the advisory fee for the years ended December 31, 2014 and 2013. Our advisor was not entitled to the fixed component during those years because the combined NAV of our share classes did not reach $50,000,000.
Acquisition related expenses during the years ended December 31, 2014 and 2013 were $333,554 and $137,484, respectively. The 2014 amount related primarily to our acquisitions of Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza, while the 2013 amount related to our acquisitions of Heritage Parkway and Wallingford Plaza. Acquisition related expenses during the year ended December 31, 2014 additionally included costs related to pursuit of an acquisition that we ultimately decided not to complete.
We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.
Interest Expense
For the year ended December 31, 2014, interest expense was $1,078,124 compared to $324,560 for the same period in 2013. Interest expense for 2014 was significantly higher than in 2013 primarily due to additional borrowings on our line of credit related to acquisitions occurring in December 2013 and during 2014. In connection therewith, the years ended December 31, 2014 and 2013 reflect weighted average outstanding balances on our line of credit of $25.8 million and less than $5 million, respectively. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.
Realized and Unrealized Losses from Marketable Securities
Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements. All proceeds from sales of marketable securities were reinvested into other marketable securities. For the years ended December 31, 2014 and 2013, these portfolio refinements resulted in net realized gains of $91,837 and net realized losses of $85,824, respectively. Compared to the 2013 period, the public REIT sector of the equities market made a significant comeback during 2014. For the year ended December 31, 2014, our securities portfolio experienced a net unrealized gain of $765,053, primarily due to the overall performance of the REIT sector, but also enhanced by superior stock selection by our advisor's securities investment team. This compares to net unrealized loss of $175,571 for the year ended December 31, 2013 which resulted from a general decline in the REIT stock market. As of December 31, 2014, we owned a portfolio of publicly traded common stock of 50 REITs with a cost basis of $5,811,129 and a fair value of $6,400,611, reflecting a net unrealized gain of $589,482.
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

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2015:

Component of NAV	Total NAV	Per Class A Share	Per Class I Share
Investments in real estate (1)	$140,650,000	$23.38	$23.58
Investments in real estate equity securities (2)	8,569,004	1.42	1.44
Other assets, net	3,845,100	0.64	0.64
Line of credit	(72,500,000)	(12.05)	(12.15)
Other liabilities, net	(1,849,365)	(0.30)	(0.31)
NAV per share	$78,714,739	$13.09	$13.20

(1)    The value of our investments in real estate was approximately 4.1% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 8.8% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2015.

	Total NAV	Per Class A Share	Per Class I Share
Total stockholders' equity	$53,699,656	$8.93	$9.01
Plus:
Unrealized gain on real estate investments	5,567,875	0.93	0.93
Accumulated depreciation	3,523,317	0.59	0.59
Accumulated amortization related to intangible lease assets and liabilities	4,112,411	0.68	0.69
Deferred offering costs and expenses	12,649,572	2.10	2.12
Less:
Deferred rent receivable	(838,092)	(0.14)	(0.14)
Net asset value	$78,714,739	$13.09	$13.20
As of December 31, 2015, all properties, except Loudoun Gateway, which was acquired in the fourth quarter, had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of both the office properties (Heritage Parkway and Anaheim Hills Office Plaza) and the retail properties (Wallingford Plaza and Terra Nova Plaza) as of December 31, 2015.

	Discount Rate	Exit Capitalization Rate
Office properties	8.05%	7.15%
Retail properties	6.75%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our office property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2015 of 0.25% would yield a decrease in the total office property investment value of 1.7% and would yield a decrease in the total retail property investment value of 1.8%.

The deferred offering costs and expenses of $12,649,572 are initially excluded from the NAV calculation. This includes $11,700,946 payable to our advisor, which is less than the total amount payable to our advisor, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2015 were recorded as assets and as such have no impact on our NAV as of December 31, 2015, and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable under the advisory agreement. The deferred offering costs and expenses of $12,649,572 will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement and the expense support agreement. For the year ended December 31, 2015, we reimbursed our advisor for $1,841,257 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis. The deferred offering costs and expenses included in the table above also includes $948,626 payable to the Dealer Manager, who has agreed to defer payment of these costs until an unspecified future date.

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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO and MFFO in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to net cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
FFO
As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as realized gains and losses on sales of real estate. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, realized gains and losses on sales of real estate generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

MFFO
As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs, straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage. We use FFO and MFFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to net cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of MFFO.

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)

Real estate related depreciation	2,233,667	1,097,034	192,616
Real estate related amortization	2,735,138	1,461,422	409,194
NAREIT defined FFO	$2,741,109	$759,352	$(1,379,393)

Additional adjustments
Acquisition expenses	603,539	333,554	137,484
Straight line rents	(431,065)	(342,643)	(64,384)
Amortization of above- and below-market lease intangibles	(372,391)	(119,906)	(1,047)
IPA defined MFFO	$2,541,192	$630,357	$(1,307,340)
We believe that our FFO for the years ended December 31, 2015, 2014 and 2013, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our Offering, and the amount we may raise in our Offering is uncertain. We intend to contribute any additional net proceeds from our Offering which are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our Offering on January 3, 2013 through December 31, 2015, we raised $38,941,669 from the sale of Class A shares and $38,942,819 from the sale of Class I shares. With respect to the Class I amount, $10,000,000 of the Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility, or the Regions line of credit, with Regions Bank and certain other entities. As discussed below, on March 6, 2015, we fully repaid and retired the Regions line of credit with funds borrowed under our new line of credit with Wells Fargo Bank. As of December 31, 2014, the outstanding balance on the Regions line of credit was $48,400,000 which bore interest at a rate of 2.66%. The Regions line of credit was scheduled to mature on May 1, 2015.

On March 6, 2015, we entered into a new secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the Wells Fargo line of credit. Simultaneously therewith, we borrowed $43,426,851 under the Wells Fargo line of credit to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three year term with an initial maximum capacity of $75 million. Additionally, the Wells Fargo line of credit has two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread ranging from 170 to 190 basis points depending on the debt yield as defined in the Wells Fargo line of credit agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, the Wells Fargo line of credit is expandable up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain wholly owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. On March 22, 2016, we amended the Wells Fargo line of credit agreement, effective December 31, 2015, to revise the tangible net worth definition therein to reflect our property values at the lesser of cost or appraised value as determined by our independent valuation advisor. As of December 31, 2015, we were in compliance with all covenants.

On March 1, 2016, we, through an an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14.5 million secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14.5 million were applied to our Wells Fargo line of credit. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the Wells Fargo line of credit.

In the future, as our assets increase, it may not be commercially feasible, or we may not be able to secure, an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, our advisor agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the "Deferred O&O"). These costs amounted to $4,618,318, and are being reimbursed to our advisor on a pro rata basis over a 60-month period starting January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of December 31, 2015, the organization and offering costs paid by our advisor did not exceed the 15% limit. Through December 31, 2015, we have reimbursed RREEF America for $1,841,257 for Deferred O&O.

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates that are not incurred under the expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisor agreement. As of December 31, 2015, we did not owe any amounts to our advisor for any such costs that were not incurred under the expense support agreement.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor agreed to incur these expense payments until the earlier of (i) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (ii) the date the aggregate expense payments by our advisor exceed $9,200,000. As of December 31, 2015, our advisor has incurred $9,200,000 in expense payments. While receiving expense support, we continued to incur and pay certain fees and property level expenses, including acquisition related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor.

Limits on Expense Reimbursement

In all cases, reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that such reimbursement payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in this offering as of the date of the reimbursement payment, and such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes.

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which was the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, our total operating expenses were $2,592,002, which exceeded the 2%/25% guidelines by $499,424. On March 17, 2016, our independent directors determined that the excess amount of total operating expenses for the four quarters ended December 31, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only 5 to 7 properties during the four fiscal quarters ended December 31, 2015. The excess amount approved by our independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the expense support agreement.

Pursuant to the expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarters ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as “prior 2%/25% periods.” If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines (as defined in our advisory agreement) for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period. Our independent directors have approved the excess amount for every period of four consecutive quarters since we were first subject to this limitation for the four consecutive quarters ended June 30, 2014.
In addition, the expense support agreement provides that we will reimburse RREEF America in cash for all remaining unreimbursed expense payments, which we refer to as the lump sum payment, in the event that, for a period of two consecutive calendar quarters, (1) we had positive cash flow for the quarter after the payment of a 5% annualized distribution, excluding any reinvestment of distributions, and (2) distributions paid for the quarter are 100% or less as a percentage of both our FFO, as defined by the National Association of Real Estate Investment Trusts, and MFFO, as defined by the Investment Program Association, for such quarter. The amount of any lump sum payment will be reduced by an amount necessary to ensure that (1) such lump sum payment will not cause the aggregate organization and offering costs paid by us to exceed 15% of the gross proceeds from the sale of shares in the offering as of the date of the reimbursement payment, and (2) such lump sum payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes. The amount of such lump sum payment will not be aggregated with our total operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which the lump sum payment is made, and instead, the amounts of the unreimbursed expense payments comprising the lump sum payment will have been previously aggregated with our cumulative operating expenses for the prior 2%/25% periods in which such unreimbursed expense payments were originally incurred. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed as part of the lump sum payment to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period.
We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the Dealer Manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, the Dealer Manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which the Dealer Manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the primary offering. Through December 31, 2015, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses related to the advisory agreement and the expense support agreement. Also through December 31, 2015, the Dealer Manager has paid on our behalf $1,189,629 in offering costs. Total organization and offering costs paid by our advisor and the Dealer Manager did not exceed the 15% limitation as of December 31, 2015.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Cash flow provided by operating activities during the years ended December 31, 2015 and 2014 was $2,850,008 and $2,917,313, respectively. The 2015 and 2014 periods benefited from the expense support payments from our advisor of $1,097,737 and $2,128,248, respectively. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs. In addition, the depreciation and amortization expenses were $4,596,414 and $2,438,550 for the years ended December 31, 2015 and 2014, respectively. The significant increase for the 2015 period relates to a full year of operations on the properties acquired during 2014 and the additional properties acquired during 2015.

Cash flow used in investing activities during the year ended December 31, 2015 was $51,062,345, compared to net usage of $62,340,371 for the year ended December 31, 2014. During 2015 we acquired two properties for $48,954,401, while in 2014 we acquired three properties for $59,719,256. In addition, during 2015 we invested an additional $2,000,000 into our equity securities portfolio of REIT stocks, while we invested $2,500,000 into our equity securities portfolio of REIT stocks during 2014.

Cash flow provided by financing activities was $48,029,820 for the year ended December 31, 2015. We received proceeds of $32,581,726 in our Offering. We paid $684,502 in offering costs that were not covered by our advisor and we reimbursed our advisor for $923,158 of offering costs previously funded by our advisor under our advisory agreement. We had net borrowings of $24,100,000 under our line of credit during 2015. The net borrowings include repayment of the Regions Line of Credit with proceeds from the new Wells Fargo Line of Credit as well as principal repayments made from offering proceeds. The net borrowings were used for the two property acquisitions during 2015. Cash distributions to stockholders paid during the year ended December 31, 2015 were $3,070,769. Of the total distributions declared for the year ended December 31, 2015, $1,342,575 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions resulting in payments by us of $4,393,947 after deductions for any applicable 2% short term trading discounts. Deferred financing costs paid by us in connection with refinancing our line of credit and the acquisition of two properties amounted to $922,105.

Cash flow provided by financing activities was $58,626,301 for the year ended December 31, 2014. We received proceeds of $19,031,109 in our Offering. We paid $701,570 in offering costs that were not covered by our advisor and we reimbursed our advisor for $881,035 of offering costs previously funded by our advisor under our advisory agreement. During 2014, we had net borrowings of $42,900,000 under our line of credit which was used for the three property acquisitions. Cash distributions to stockholders paid during the year ended December 31, 2014 were $1,737,103. Of the total distributions declared for the year ended December 31, 2014, $1,047,236 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions resulting in payments by us of $877,465 after deductions for any applicable 2% short term trading discounts. Deferred financing costs paid by us in connection with obtaining our line of credit and not reimbursed by our sponsor amounted to $154,871.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Cash flow provided by operating activities during the years ended December 31, 2014 and 2013 was $2,917,313 and $511,712, respectively. The 2014 period benefited from the expense support payments from our advisor of $2,128,248. Comparatively, the 2013 period benefited from expense support payments of $1,792,450. The primary difference between the two periods relates to the shortened activity period in 2013 due to our breaking escrow and commencing operations in May 2013. These expense support payments effectively offset most of our general and administrative expenses and most of our deferred financing costs, and includes certain offering costs. In addition, the depreciation and amortization expenses were $2,438,550 and $600,764 for the years ended December 31, 2014 and 2013, respectively. The increase for the 2014 period relates to a full year operations on the properties acquired during 2013 and the additional properties acquired during 2014.
Cash flow used in investing activities during the year ended December 31, 2014 was $62,340,371, compared to net usage of $29,007,818 for the year ended December 31, 2013. During 2014 we acquired three properties for $59,719,256, while in 2013 we acquired two properties for $25,871,811. 2013 also reflects the initial investment of approximately $3,100,000 into our real estate securities portfolio, and we invested an additional $2,500,000 of new investments (aside from reinvestments of proceeds from securities sales) into our securities portfolio during 2014.
Cash flow provided by financing activities was $58,626,301 for the year ended December 31, 2014. We received proceeds of $19,031,109 in our offering. We paid $701,570 in offering costs that were not covered by our advisor and we reimbursed our advisor for $881,035 of offering costs previously funded by our advisor under our advisory agreement. We had net borrowings of $42,900,000 under our line of credit during 2014 which was used for the three property acquisitions. Cash distributions to stockholders paid during the year ended December 31, 2014 were $1,737,103. Of the total distributions declared for the year ended December 31, 2014, $1,047,236 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions resulting in payments by us of $877,465 after deductions for applicable 2% short term trading discounts.
For the year ended December 31, 2013, cash flow provided by financing activities was $31,212,250. We raised $26,071,653 in our offering, of which $10,000,000 was from our sponsor. We paid $217,622 in offering costs that were not covered by our sponsor. During 2013, we had net borrowings of $5,500,000 under our line of credit to acquire Heritage Parkway and Wallingford Plaza. The line of credit repayments were from proceeds raised in our offering. Cash distributions to stockholders paid during the year ended December 31, 2013 were $430,695. Of the total distributions declared for the year ended December 31, 2013, $339,130 was reinvested via our distribution reinvestment plan.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2015 and ending on December 31, 2015 for each share of Class A and Class I common stock outstanding. The table below shows the details of the distributions for 2015:

	Three Months Ended				Year Ended December 31, 2015
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533	$0.00173613
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$559,898	$1,833,584
Distributions reinvested	358,056	310,384	311,644	362,491	1,342,575
Distributions declared	$652,253	$765,498	$836,019	$922,389	$3,176,159

Source of Distributions:
Cash flow from operations	$244,496	$455,114	$524,375	$559,898	$1,783,883
Reinvested via the distribution reinvestment plan	358,056	310,384	311,644	362,491	1,342,575
Borrowings	49,701	—	—	—	49,701
Total Sources of Distributions	$652,253	$765,498	$836,019	$922,389	$3,176,159

Net Cash Provided by Operating Activities:	$244,496	$1,041,337	$861,689	$702,486	$2,850,008

Funds From Operations:	$584,134	$783,780	$370,702	$1,002,493	$2,741,109

For the year ended December 31, 2015, our distributions were covered by our cash flow from operations and from borrowings. Our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described in "Liquidity and Capital Resources" and Note 7 to our consolidated financial statements. For the year ended December 31, 2015, cash flow from operations benefited by $1,097,737 from the expense support agreement. Expense support payments by our advisor under the expense support agreement included offering expenses as well as operating expenses. Without the expense support provided by our advisor, a greater proportion of the payment of our distributions would have come from proceeds of our offering or from additional borrowings.

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

Redemptions

During the year ended December 31, 2015, we processed redemptions for a total of 73,780 Class A shares at a weighted average price of $12.71 per share and redemptions for a total of 274,878 Class I shares at a weighted average price of $12.78 per share, in both cases before allowing for the 2% short-term trading discount. During the year ended December 31, 2014, we processed redemptions for a total of 10,008 Class A shares at a weighted average price of 12.23 per share and redemptions for a total of 60,391 Class I shares at a weighted average price of 12.67 per share, in both cases before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations and with borrowings. There were no redemption requests for the year ended December 31, 2013.

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
Investments in Marketable Securities
In accordance with our investment guidelines as approved by our board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. We determine the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2015, we classified our investments in marketable securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
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
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offering, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the Dealer Manager, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be deferred and will be paid from the proceeds of the Offering. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company will not exceed 15% of the gross proceeds from the primary offering.
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the years ended December 31, 2014 and 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to maintain our qualification as a REIT, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2015. Also see Note 7 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Wells Fargo Bank	$72,500,000	$—	$72,500,000	$—	$—
Expense Support (1)	9,200,000	1,000,000	2,000,000	2,000,000	4,200,000
Deferred O&O (1)	2,777,061	923,664	1,853,397	—	—
Total	$84,477,061	$1,923,664	$76,353,397	$2,000,000	$4,200,000

(1) Repayments to our advisor of organization and offering costs pursuant to the expense support agreement and the advisory agreement are limited to 15% of the proceeds raised in our offering.
Off Balance Sheet Arrangements
As of December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2015, we had $72,500,000 outstanding under our Wells Fargo line of credit at 2.05%, representing approximately a 53.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $362,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

We are exposed to credit risk, which is the risk that the counterparty will fail to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We are not currently a party to any such derivative contracts.
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2015, we owned $8,569,004 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2015 would result in a change of $856,900 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2016 Proxy Statement") relating to our 2016 annual meeting of stockholders (our “2016 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2016.
On February 11, 2016, our board of directors determined to hold the 2016 Annual Meeting on May 5, 2016.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2016 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 35 hereof.

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

3.2	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2016.
3.3	Articles Supplementary of RREEF Property Trust, Inc, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016.
3.4	Articles of Amendment of RREEF Property Trust, Inc, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2016.
3.5	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3.
10.1
Advisory Agreement, dated as of December 21, 2012, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 4 to the Registration Statement filed December 21, 2012 (“Pre-Effective Amendment No. 4”).

10.2
Amended and Restated Advisory Agreement, dated as of January 20, 2016, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2016.

10.3	Valuation Services Agreement, dated as of December 21, 2012, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4.
10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Registration Statement filed September 21, 2012 (“Pre-Effective Amendment No. 2”).
10.5	RREEF Property Trust, Inc. Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 2.
10.6	RREEF Property Trust, Inc. Independent Director Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3.
10.7	Form of Independent Directors Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.7 to the initial Registration Statement on Form S-11 filed March 26, 2012.
10.8
Second Amended and Restated Expense Support Agreement, dated May 8, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed May 13, 2014.

10.9
Third Amended and Restated Expense Support Agreement, dated December 16, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2014.

10.10
First Amendment to the Third Amended and Restated Expense Support Agreement, dated January 20, 2016, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2016.

10.11
Agreement of Purchase and Sale, dated March 28, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 31, 2013 (the “May 31 Form 8-K”).

10.12
First Amendment to Agreement of Purchase and Sale, dated April 30, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.3 to the May 31 Form 8-K.

10.13
Second Amendment to Agreement of Purchase and Sale, dated May 7, 2013, by and between 9022 Heritage Parkway, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the May 31 Form 8-K.

10.14	Assignment of Agreement of Purchase and Sale, dated May 31, 2013, by and between RREEF America L.L.C. and RPT Heritage Parkway, LLC, incorporated by reference to Exhibit 10.5 to the May 31 Form 8-K.

10.15
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 20, 2013, by and between WP Partners LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 6 to this Registration Statement filed March 11, 2014 ("Post-Effective Amendment No. 6").

10.16
Assignment of Agreement of Purchase and Sale, dated as of December 9, 2013, by and between RREEF America L.L.C. and RPT Wallingford Plaza, LLC, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 6.

10.17
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of September 24, 2014, by RREEF America L.L.C. and RPT Terra Nova Plaza, LLC., incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12.

10.18
Purchase and Sale Agreement, dated as of March 12, 2014, by and between DP 1109 Commerce LLC. and RREEF America L.L.C., incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 8 to the Registration Statement filed April 4, 2014 (“Post-Effective Amendment No. 8”).

10.19
Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of June 16, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 10 to the Registration Statement filed July 3, 2014 (“Post-Effective Amendment No. 10”).

10.20
First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of June 26, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 10.

10.21
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of June 30, 2014, by and between RREEF America L.L.C. and RPT Anaheim Hills Office Plaza, LLC, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 10.

10.22
Agreement for Purchase and Sale and Escrow Instructions, dated as of September 15, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Registration Statement filed October 3, 2014 (“Post-Effective Amendment No. 12”).

10.23
First Amendment to Agreement for Purchase and Sale and Escrow Instructions, dated as of September 24, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 12.

10.24
Assignment and Assumption of Agreement for Purchase and Sale of Real Property, dated as of September 24, 2014, by RREEF America L.L.C. and RPT Terra Nova Plaza, LLC, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 12.

10.25
Revolving Loan Agreement, dated as of March 6, 2015, by and among RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2015 (the "Wells Loan Agreement").

10.26*
Letter Agreement to the Wells Loan Agreement, dated March 22, 2016 and effective as of December 31, 2015, by and among RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Loudoun Gateway I, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RREEF Property Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as administrative agent.

10.27
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 11, 2015.

10.28
Hazardous Materials Indemnity Agreement, dated March 6, 2015, by RREEF Property Trust, Inc., RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC and RPT Wallingford Plaza, LLC, and in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 11, 2015.

10.29
Agreement of Purchase and Sale, dated as of September 24, 2015, by and between Flats at Carrs Hill, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2015.

10.30
Assignment of Purchase and Sale Agreement, dated as of September 30, 2015, by and between RREEF America L.L.C. and RPT Flats at Carrs Hill, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2015.

10.31
Agreement of Sale, made December 4, 2015, by and between Sun Life Assurance Company of Canada and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2015.

10.32
First Amendment to Agreement for Purchase and Sale of Property, made as of December 18, 2015, by and between Sun Life Assurance Company of Canada and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2015.

10.33
Assignment of Purchase and Sale Agreement, made as of December 18, 2015, by and between RREEF America L.L.C. and RPT Loudoun Gateway I, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2015.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 20 to the Registration Statement filed on February 1, 2016.
24.1*	Power of Attorney, included in signature page.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: March 23, 2016

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints James N. Carbone his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2016
James N. Carbone

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2016
Eric M. Russell

/s/ W. TODD HENDERSON	Chairman of the Board	March 23, 2016
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 23, 2016
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 23, 2016
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 23, 2016
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 23, 2016
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 23, 2016
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RREEF Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RREEF Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Dallas, Texas
March 23, 2016

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Investment in real estate assets:
Land	$31,754,687	$26,568,494
Buildings and improvements, less accumulated depreciation of $3,497,151 and $1,289,650, respectively	80,061,236	50,904,672
Furniture, fixtures and equipment, less accumulated depreciation of $26,166 and $0, respectively	339,735	—
Acquired intangible lease assets, less accumulated amortization of $4,782,000 and $1,937,709, respectively	23,149,688	13,955,962
Total investment in real estate assets, net	135,305,346	91,429,128
Investment in marketable securities	8,569,004	6,400,611
Total investment in real estate assets and marketable securities, net	143,874,350	97,829,739
Cash and cash equivalents	1,936,870	2,119,387
Receivables	1,112,429	550,660
Prepaids and other assets	1,142,624	170,454
Total assets	$148,066,273	$100,670,240
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net of unamortized deferred financing costs of $715,544 and $162,938, respectively	$71,784,456	$48,237,062
Accounts payable and accrued expenses	295,488	316,939
Due to affiliates	12,041,732	9,203,208
Acquired below market lease intangibles, less accumulated amortization of $669,589 and $188,045, respectively	7,858,949	8,340,493
Distributions payable	192,435	87,045
Other liabilities	2,193,557	877,848
Total liabilities	94,366,617	67,062,595
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Class A common stock, $0.01 par value; 500,000,000 shares authorized, 3,077,546 and 1,808,602 issued and outstanding, respectively	30,776	18,087
Class B common stock, $0.01 par value; 500,000,000 shares authorized, 2,914,314 and 1,900,362 issued and outstanding, respectively	29,143	19,004
Additional paid in capital	64,383,302	39,016,222
Accumulated deficit	(11,439,005)	(6,035,150)
Accumulated other comprehensive income	695,440	589,482
Total stockholders' equity	53,699,656	33,607,645
Total liabilities and stockholders' equity	$148,066,273	$100,670,240
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental and other property income	$8,050,514	$4,591,711	$761,684
Tenant reimbursement income	1,066,073	593,845	14,705
Investment income on marketable securities	284,627	133,208	81,316
Total revenues	9,401,214	5,318,764	857,705
Expenses
General and administrative expenses	2,012,137	2,232,336	1,653,358
Property operating expenses	2,118,849	1,007,235	35,872
Advisory expenses	607,614	—	—
Acquisition related expenses	603,539	333,554	137,484
Depreciation	2,233,667	1,097,034	192,616
Amortization	2,735,138	1,461,422	409,194
Total operating expenses	10,310,944	6,131,581	2,428,524
Operating loss	(909,730)	(812,817)	(1,570,819)

Interest expense	(1,330,601)	(1,078,124)	(324,560)
Net realized gain (loss) upon sale of marketable securities	12,635	91,837	(85,824)
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)
Weighted average number of common shares outstanding:
Basic and diluted	4,989,809	2,870,160	800,194
Net loss per common share:
Basic and diluted	$(0.45)	$(0.63)	$(2.48)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)
Other comprehensive income (loss):
Reclassification of previous unrealized (gain) loss on marketable securities into net realized (gain) loss	(12,635)	(91,837)	85,824
Unrealized gain (loss) on marketable securities	118,593	856,890	(261,395)
Total other comprehensive income (loss)	105,958	765,053	(175,571)
Comprehensive loss	$(2,121,738)	$(1,034,051)	$(2,156,774)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
Balance, December 31, 2012	—	$—	—	$—	16,667	$167	$199,833	$—	$—	$200,000
Issuance of common stock	—	—	976,426	9,765	1,169,426	11,694	26,165,194	—	—	26,186,653
Issuance of common stock through the distribution reinvestment plan	—	—	1,734	17	26,104	261	338,852	—	—	339,130
Distributions to investors	—	—	—	—	—	—	—	(473,003)	—	(473,003)
Dealer-manager fees	—	—	—	—	—	—	(19,047)	—	—	(19,047)
Other offering costs	—	—	—	—	—	—	(3,901,887)	—	—	(3,901,887)
Comprehensive loss	—	—	—	—	—	—	—	(1,981,203)	(175,571)	(2,156,774)
Balance, December 31, 2013	$—	$—	978,160	$9,782	1,212,197	$12,122	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	811,790	8,118	693,608	6,936	18,901,055	—	—	18,916,109
Issuance of common stock through the distribution reinvestment plan	—	—	28,660	287	54,948	550	1,046,399	—	—	1,047,236
Redemption of common stock	—	—	(10,008)	(100)	(60,391)	(604)	(876,761)	—	—	(877,465)
Distributions to investors	—	—	—	—	—	—	—	(1,781,840)	—	(1,781,840)
Dealer-manager fees	—	—	—	—	—	—	(135,491)	—	—	(135,491)
Other offering costs	—	—	—	—	—	—	(2,701,925)	—	—	(2,701,925)
Comprehensive loss	—	—	—	—	—	—	—	(1,799,104)	765,053	(1,034,051)
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	1,285,930	12,859	1,240,727	12,407	32,556,460	—	—	32,581,726
Issuance of common stock through the distribution reinvestment plan	—	—	56,794	568	48,103	481	1,341,526	—	—	1,342,575
Redemption of common stock	—	—	(73,780)	(738)	(274,878)	(2,749)	(4,390,460)	—	—	(4,393,947)
Distributions to investors	—	—	—	—	—	—	—	(3,176,159)	—	(3,176,159)
Dealer - manager fees	—	—	—	—	—	—	(284,584)	—	—	(284,584)
Other offering costs	—	—	—	—	—	—	(3,855,862)	—	—	(3,855,862)
Comprehensive loss	—	—	—	—	—	—	—	(2,227,696)	105,958	(2,121,738)
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	$64,383,302	$(11,439,005)	$695,440	$53,699,656
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,233,667	1,097,034	192,616
Net realized (gain) loss upon sale of marketable securities	(12,635)	(91,837)	85,824
Amortization of intangible lease assets and liabilities	2,362,747	1,341,516	408,148
Amortization of deferred financing costs	372,071	385,978	183,684
Straight line rent	(431,065)	(342,643)	(64,384)
Changes in assets and liabilities:
Receivables	(140,554)	(50,680)	(65,492)
Prepaids and other assets	(474,991)	(83,478)	(17,959)
Accounts payable and accrued expenses	(473,689)	197,254	42,341
Other liabilities	544,416	135,025	(64,313)
Due to affiliates	1,097,737	2,128,248	1,792,450
Net cash provided by operating activities	2,850,008	2,917,313	511,712
Cash flows from investing activities:
Investment in real estate and related assets	(48,954,401)	(59,719,256)	(25,871,811)
Capital expenditures	(4,177)	—	—
Investment in marketable securities	(11,757,605)	(6,256,592)	(5,529,794)
Proceeds from sale of marketable securities	9,653,838	3,635,477	2,393,787
Net cash used in investing activities	(51,062,345)	(62,340,371)	(29,007,818)
Cash flows from financing activities:
Proceeds from line of credit	92,926,851	51,400,000	12,200,000
Repayments of line of credit	(68,826,851)	(8,500,000)	(6,700,000)
Proceeds from issuance of common stock	32,581,726	19,031,109	26,071,653
Payment of offering costs	(1,607,660)	(1,582,605)	(217,622)
Distributions to stockholders	(3,070,769)	(1,737,103)	(430,695)
Repurchase of shares	(4,393,947)	(877,465)	—
Common stock issued through the distribution reinvestment plan	1,342,575	1,047,236	339,130
Deferred financing costs paid	(922,105)	(154,871)	(50,216)
Net cash provided by financing activities	48,029,820	58,626,301	31,212,250
Net (decrease) increase in cash and cash equivalents	(182,517)	(796,757)	2,716,144
Cash and cash equivalents, beginning of period	2,119,387	2,916,144	200,000
Cash and cash equivalents, end of period	$1,936,870	$2,119,387	$2,916,144

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliates	$2,663,945	$1,944,335	$3,691,697
Distributions declared and unpaid	$192,435	$87,045	$42,308
Accrued deferred financing costs	$2,572	$5,839	$521,675
Unrealized gain (loss) on marketable securities	$105,958	$765,053	$(175,571)
Purchases of marketable securities not yet paid	$11,639	$75,456	$29,476
Proceeds from sale of marketable securities not yet received	$(17,611)	$(27,461)	$(21,881)
Proceeds from issuance of common stock not yet received	$—	$—	$(115,000)

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Disclosures:
Interest paid	$869,195	$550,565	$44,414
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$48,950,000	$60,100,000	$26,027,948
Prepaids and other assets assumed	75,832	64,470	4,546
Other liabilities assumed	(71,431)	(445,214)	(160,683)
Investment in real estate and related assets	$48,954,401	$59,719,256	$25,871,811

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
The Company is offering to the public, pursuant to a registration statement on form S-11 (File No. 333-180356) filed under the Securities Act of 1933, as amended (the "Registration Statement"), up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock to its stockholders pursuant to its distribution reinvestment plan (the “Offering”). Through December 31, 2015, the Company was offering to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company was offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. On January 3, 2013, the Registration Statement was initially declared effective by the Securities and Exchange Commission. On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B shares in the Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.
Shares of the Company’s common stock are being sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees and expenses, such as the distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
On January 27, 2016, the Company amended its articles of incorporation to change the name of the Class B shares to Class I shares and add new Class T and Class N share classes. The Company also changed the NASDAQ Mutual Fund Quotation System symbol for its Class B shares to ZRPTIX, from ZRPTBX. See Note 15 - Subsequent Events. The Company is also offering Class D shares of common stock in a private placement.
The Company's NAV per share for its Class A, Class I and Class T shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I and Class T shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX and ZRPTTX for its Class A shares, Class I shares and Class T shares, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2015.
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
December 31, 2015

to be reasonably assured. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2015 and 2014, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2015 and 2014, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive income (loss).
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
Deferred Financing Costs
Deferred financing costs are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company capitalizes these costs and amortizes them on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. The unamortized portion of deferred financing costs is reflected as a reduction of the outstanding debt balance on the consolidated balance sheet.
Borrowings
The Company may obtain various forms of borrowings from market participants. Generally, borrowings originated by the Company will be recorded at amortized cost. The Company may also assume borrowings in

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

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

The Company pays ongoing fees to the Dealer Manager with respect to its Class A and Class B shares, including (1) a dealer manager fee equal to 0.55% per annum of the net asset value of such shares outstanding, provided that the Company does not pay a dealer manager fee on the net asset value of the shares held by RREEF America, and (2) a distribution fee of 0.50% per annum of the net asset value of the Company's Class A shares outstanding. The ongoing fees are compensation to the Dealer Manager for providing to the Company ongoing support in connection with the distribution of such shares, including, but not limited, to assistance with broker-dealer due diligence efforts, providing education and training to broker-dealer representatives and attendance at broker-dealer sponsored events on behalf of the Company. The ongoing fees are earned and accrued daily and are not payable until each day has passed. The Company accounts for the ongoing fees as offering costs. The total amount of ongoing fees payable to the Dealer Manager is dependent upon, among other factors, (a) shares remaining outstanding, (b) shares remaining under the relationship of a broker-dealer who is registered to sell the Company's shares, and (c) the Company's total organization and offering costs being subject to a limit of 15% of the gross proceeds from the Offering. The Company also pays fees to the Dealer Manager with respect to its Class T shares and to the distribution agents for its Class D shares. Such fees are not reflected in these consolidated financial statements because the Company did not offer those classes of shares as of December 31, 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

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
Concentration of Credit Risk
As of December 31, 2015, 2014 and 2013, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2015, the Company owned six commercial properties with fourteen tenants and one student housing property with 316 beds. As of December 31, 2014, the Company owned five commercial properties housing thirteen tenants. As of December 31, 2013, the Company owned two commercial properties housing six tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2015, 2014 and 2013 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Terra Nova Plaza, Chula Vista, CA	24.5%	10.7%	—%
Anaheim Hills Office Plaza, Anaheim, CA	22.2	19.7	—
Commerce Corner, Logan Township, NJ	19.1	23.6	—
Heritage Parkway, Woodridge, IL	13.7	24.1	94.6
Wallingford Plaza, Seattle, WA	11.9	21.9	5.4
Total	91.4%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant - Property	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	15.2%	13.3%	—%
Allstate Insurance Company - Heritage Parkway	13.7	24.1	94.6
The Sports Authority, Inc. - Terra Nova Plaza	12.4	5.4	—
Bed Bath & Beyond, Inc. - Terra Nova Plaza	12.2	5.3	—
Performance Food Group, Inc. - Commerce Corner	11.6	14.3	—
Walgreen Company - Wallingford Plaza	6.3	11.3	2.9
Total	71.4%	73.7%	97.5%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2015, 2014 and 2013 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant - Property	December 31, 2015	December 31, 2014	December 31, 2013
Orbital ATK Inc. - Loudoun Gateway	21.6%	—%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	11.0	18.9	—
Allstate Insurance Company - Heritage Parkway	10.4	18.7	58.0
Performance Food Group, Inc. - Commerce Corner	—	12.5	—
The Sports Authority, Inc. - Terra Nova Plaza	—	11.8	—
Walgreen Company - Wallingford Plaza	—	—	24.7
Total	43.0%	61.9%	82.7%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

On March 2, 2016, The Sports Authority, Inc. declared bankruptcy. At such time, The Sports Authority, Inc. had paid its rent at Terra Nova Plaza for January and February 2016. The Sports Authority, Inc. is working through a restructuring plan and has publicly announced plans to close 140 of its 463 stores. The Sports Authority, Inc. location at Terra Nova Plaza is not currently on such list. We continue to closely monitor the situation as The Sports Authority, Inc. implements a plan to restructure.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Presently, the Company's rental and other property income and tenant reimbursement income as reflected on the Company's consolidated statements of operations are the result of lease contracts and as such, are not within the scope of ASU 2014-09. However, other types of real estate related contracts, such as for dispositions or development of real estate, may be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09 was originally scheduled to become effective for the Company beginning January 1, 2017. However, on August 12, 2015, the FASB issued ASU 2015-14 which delayed the effective date of ASU 2014-09 by one year. As such, ASU 2014-09 would become effective on January 1, 2018 for the Company for both its interim and annual reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet evaluated the impact of ASU 2014-09 on its consolidated financial statements.
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
On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30)— Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. For public business entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of ASU 2015-03 is permitted. Effective January 1, 2015, the Company elected to adopt ASU 2015-03 on a retrospective basis wherein the balance sheets for all periods presented are adjusted to reflect the period-specific effects of applying the new guidance. See Note 6 - Line of Credit.
On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. It requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the accounting for the fees related to the software license element would be in a manner consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the accounting for the arrangement would be as a service contract. ASU 2015-05 is effective for the Company for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. Through December 31, 2015, the Company has accounted for its cloud computing

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

arrangements as service contracts. The Company does not expect any impact upon the adoption of ASU 2015-05 on its consolidated financial statements.
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect any impact upon the adoption of ASU 2015-16 on its consolidated financial statements.
On January 5, 2016, the FASB issued ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018 for the Company for both its interim and annual reporting periods. The Company has not yet evaluated the impact of ASU 2016-01 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at December 31, 2015 and 2014 approximated its fair value of $72,500,000 and $48,400,000, respectively. See Note 6 - Line of Credit.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

The Company's financial instruments, other than the line of credit, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.
NOTE 4 — REAL ESTATE INVESTMENTS
On May 31, 2013, the Company acquired 9022 Heritage Parkway ("Heritage Parkway"), a low-rise office building located outside of Chicago, Illinois. Heritage Parkway was acquired for $13,300,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and $6,700,000 from the Company's Regions line of credit. Heritage Parkway is a 94,233 square-foot office building 100% leased to Allstate Insurance Company.
On December 18, 2013, the Company acquired a mixed-use (retail and office) building located in Seattle, Washington ("Wallingford Plaza") for a purchase price of approximately $12,728,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $5,500,000 under the Company's Regions line of credit. Wallingford Plaza is a 30,761 square-foot, three-story, mixed-use (office over retail) building fully leased to five tenants.
On April 11, 2014, the Company acquired 1109 Commerce Boulevard ("Commerce Corner") for a purchase price of $19,750,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $17,600,000 under the Company's Regions line of credit. Of this borrowed amount, $8,840,000 related to Commerce Corner while the balance was borrowed against available capacity from Heritage Parkway and Wallingford Plaza. Commerce Corner consists of a 259,910 square-foot industrial building fully leased to two tenants and an adjacent land parcel.
On July 2, 2014, the Company acquired Anaheim Hills Office Plaza ("Anaheim Hills") for a purchase price of $18,500,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $14,700,000 under the Company's Regions line of credit. Of this borrowed amount, $10,130,000 related to Anaheim Hills while the balance was borrowed against available capacity from the other three properties. Anaheim Hills consists of a 73,892 square-foot office building fully leased to three tenants.
On October 2, 2014, the Company acquired Terra Nova Plaza ("Terra Nova Plaza") for a purchase price of $21,850,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $19,100,000 under the Company's Regions line of credit. Of this borrowed amount, $12,000,000 related to Terra Nova Plaza while the balance was borrowed against available capacity from the other four properties. Terra Nova Plaza consists of a 96,114 square-foot retail building fully leased to two tenants.
On September 30, 2015, the Company acquired The Flats at Carrs Hill ("The Flats at Carrs Hill") for a purchase price of $27,000,000, exclusive of closing costs.  The Company funded the acquisition, including closing costs, with existing cash and by borrowing $27,000,000 under the Company's line of credit with Wells Fargo.  Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity on previously acquired properties, while $13,429,038 was allocated to The Flats at Carrs Hill. The Flats at Carrs Hill is a five-story, 316 bed (138 unit) student housing property containing135,864 square feet of rentable apartment area.
On December 21, 2015, the Company acquired Loudoun Gateway l ("Loudoun Gateway") for a purchase price of $21,950,000, excluding closing costs. The acquisition was funded with proceeds from the Offering and by borrowing $20,000,000 under the Company's line of credit with Wells Fargo. Of this borrowed amount, $11,780,984 relates to Loudoun Gateway while the balance was borrowed against available capacity from the other six properties. Loudoun Gateway consists of a 102,015 square-foot office building fully leased to one tenant.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Loudoun Gateway	The Flats at Carrs Hill	2015 Total
Land	$2,042,441	$3,143,752	$5,186,193
Building and improvements	9,974,457	21,389,609	31,364,066
Furniture, fixtures and equipment	—	361,724	361,724
Acquired in-place leases	9,707,433	2,104,915	11,812,348
Acquired above-market leases	225,669	—	225,669
Total purchase price	$21,950,000	$27,000,000	$48,950,000

	Commerce Corner	Anaheim Hills	Terra Nova Plaza	2014 Total
Land	$3,396,679	$6,519,531	$10,628,293	$20,544,503
Building and improvements	14,304,272	9,002,457	14,054,509	37,361,238
Acquired in-place leases	2,258,817	2,830,140	4,228,979	9,317,936
Acquired above-market leases	393,562	220,199	—	613,761
Acquired below-market leases	(603,330)	(72,327)	(7,061,781)	(7,737,438)
Total purchase price	$19,750,000	$18,500,000	$21,850,000	$60,100,000

	Heritage Parkway	Wallingford Plaza	2013 Total
Land	$2,310,684	$3,713,306	$6,023,990
Building and improvements	7,206,490	7,626,594	14,833,084
Acquired in-place leases	3,773,246	2,179,148	5,952,394
Acquired above-market leases	9,580	—	9,580
Acquired below-market leases	—	(791,100)	(791,100)
Total purchase price	$13,300,000	$12,727,948	$26,027,948

Future amortization related to acquired intangible assets and liabilities as of December 31, 2015 is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2016	$4,751,434	$137,362	$(478,507)
2017	3,126,055	134,986	(463,229)
2018	2,968,220	108,651	(462,314)
2019	1,884,813	82,511	(448,581)
2020	1,784,884	80,274	(433,153)
Thereafter	7,961,518	128,980	(5,573,165)
Total	$22,476,924	$672,764	$(7,858,949)
The Company recorded revenues and net income related to the properties acquired during the years ended December 31, 2015, 2014 and 2013, as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$776,026	$2,801,262	$776,389
Net gain (loss)	$(1,165,400)	$165,746	$(51,791)
The Company's estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills, Terra Nova Plaza,The Flats at Carrs Hill and Loudoun Gateway were completed on January 1, 2014), for the year ended December 31, 2015 are as follows:

Year Ended December 31, 2015
Revenues	$13,156,144
Net loss	$(2,390,536)
Net loss per common share:
Basic and diluted	$(0.40)
The Company’s estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisitions of Commerce Corner, Anaheim Hills and Terra Nova Plaza were completed on January 1, 2013), for the year ended December 31, 2014 are as follows (unaudited):

Year Ended December 31, 2014
Revenues	$8,401,645
Net loss	$(869,329)
Net loss per common share:
Basic and diluted	$(0.23)
The Company’s estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisitions of Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills and Terra Nova Plaza were completed on January 1, 2013), for the year ended December 31, 2013 are as follows (unaudited):

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

Year Ended December 31, 2013
Revenues	$7,688,756
Net loss	$(1,053,858)
Net loss per common share:
Basic and diluted	$(0.48)
The pro forma information for the years ended December 31, 2015, 2014 and 2013 does not include acquisition costs of $603,539, $333,554 and $137,484, respectively, as such costs are non-recurring. The weighted average shares outstanding used in the calculation of net loss per common share, basic and diluted were 5,978,320, 3,708,964 and 2,190,357 for the years ended December 31, 2015, 2014 and 2013, respectively.

The pro forma information is unaudited and presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.
The Company's rental and other property income for the years ended December 31, 2015, 2014 and 2013 is comprised of the following:

	2015	2014	2013
Rental revenue	$7,247,058	$4,129,162	$696,253
Straight-line revenue	431,065	342,643	64,384
Above- and below-market lease amortization	372,391	119,906	1,047
Rental and other property income	$8,050,514	$4,591,711	$761,684
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of the in-place leases as of December 31, 2015 are as follows:

Year ended December 31,	Future Minimum Rent
2016	$11,944,583
2017	9,144,242
2018	8,968,473
2019	6,469,056
2020	5,614,231
Thereafter	23,300,932
$65,441,517

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2015 and December 31, 2014, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2015 and 2014 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	December 31, 2015	December 31, 2014
Marketable securities—cost	$7,873,564	$5,811,129
Unrealized gains	827,989	592,470
Unrealized losses	(132,549)	(2,988)
Net unrealized gain	695,440	589,482
Marketable securities—fair value	$8,569,004	$6,400,611

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2015, marketable securities sold generated proceeds of $9,643,988 resulting in gross realized gains of $425,130 and gross realized losses of $412,495. During the year ended December 31, 2014, marketable securities sold generated proceeds of $3,641,057 resulting in gross realized gains of $169,692 and gross realized losses of $77,855. During the year ended December 31, 2013, marketable securities sold generated proceeds of $2,393,787 resulting in gross realized gains of $35,197 and gross realized losses of $121,021.

NOTE 6 — LINE OF CREDIT
Regions Line of Credit

On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that may become parties to the credit agreement. The Regions Line of Credit had a capacity of $50,000,000 and could be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term was set to expire on May 1, 2015. Borrowings under the Regions Line of Credit carried a specified interest rate which, at the option of the Company, could be comprised of (1) a base rate, equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio. As of March 6, 2015, the repayment date, the outstanding balance and average interest rate were $42,400,000 and 2.66%, respectively.
On March 6, 2015, the Company refinanced its Regions Line of Credit with a new line of credit from Wells Fargo Bank, National Association (described below). In connection therewith, the Company borrowed $43,426,851 from Wells Fargo which was used to fully repay and retire the Regions Line of Credit. As a result, the Company fully expensed unamortized deferred financing costs under the Regions Line of Credit in the amount of $82,762.

Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of December 31, 2015, the outstanding balance and weighted average interest rate were $72,500,000 and 2.05%, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of December 31, 2015 , the Company's maximum borrowing capacity was $75,000,000.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. On March 22, 2016, the Company entered into an amendment to the agreement governing the Wells Fargo Line of Credit which, effective December 31, 2015, revised the tangible net worth definition therein to reflect the Company's properties at the lesser of cost or appraised value as determined by the Company's independent valuation advisor. The Company was in compliance with all covenants as of December 31, 2015.

Impact of the Adoption of ASU 2015-03

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 2 - Summary of Significant Accounting Policies. Effective January 1, 2015, the Company elected to adopt ASU 2015-03 on a retrospective basis wherein the balance sheets for all periods presented are adjusted to reflect the period-specific effects of applying the new guidance.

The adoption of ASU 2015-03 is considered a change in accounting principle wherein the Company's net deferred financing costs, which previously had been presented as an asset in its consolidated balance sheet, is now presented as a direct deduction from the carrying amount of that debt liability and presented in the line item "Line of credit, net of unamortized deferred financing costs." The adoption had no impact on the Company's consolidated statement of operations or debt covenant compliance. The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit as of December 31, 2015 and the Regions Line of Credit as of December 31, 2014:

	December 31, 2015	December 31, 2014
Line of credit	$72,500,000	$48,400,000
Deduct: Deferred financing costs, less accumulated amortization	(715,544)	(162,938)
Line of credit, net of unamortized deferred financing costs	$71,784,456	$48,237,062

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
December 31, 2015

Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee split between two components as described below.

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day; provided, however, that the fixed component was not earned until the date on which the Company's combined NAV for both classes of shares reached $50,000,000. The fixed component of the advisory fee is payable monthly in arrears.

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

The fees earned by RREEF America for the years ended December 31, 2015, 2014 and 2013 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to that date, no fixed component of the advisory fee was earned by RREEF America.

	December 31, 2015	December 31, 2014	December 31, 2013
Fixed component	$607,614	$—	$—
Performance component	—	—	—
	$607,614	$—	$—

RREEF America waived the performance component earned for the years ended December 31, 2015, 2014 and 2013.

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the Expense Support Agreement, as discussed below. Costs eligible for reimbursement, if they were not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for its employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under Reimbursement Limitations.
For the years ended December 31, 2015 and 2014, RREEF America incurred $22,242 and $36,155 reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of December 31, 2015 and 2014, the Company had payable to RREEF America zero and$36,155, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. For the years ended December 31, 2015 and 2014, the Company reimbursed RREEF America $923,158 and $918,099, respectively, for Deferred O&O.

Expense Support Agreement
Pursuant to the terms of the Expense Support Agreement as amended on January 20, 2016, RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company has raised $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had raised $77,884,489 in the Offering and had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. Details of the Expense Payments incurred by RREEF America are detailed below.

	Organization and offering costs		Operating expenses	Total
Balance, December 31, 2014	$2,184,676		$4,412,055	$6,596,731
Additions	1,786,143	(a)	817,126	2,603,269
Reimbursements made to RREEF America	—		—	—
Balance, December 31, 2015	$3,970,819		$5,229,181	$9,200,000
(a) Includes $276,113 of prepaid costs.
Pursuant to the Expense Support Agreement, RREEF America agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (i) the date the Company surpasses $200 million in aggregate gross proceeds from the Offering or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company made no reimbursements to RREEF America under the Expense Support Agreement.
As the Company had reached the Expense Payment limit of $9,200,000 as of December 31, 2015, the Company is not eligible to receive additional Expense Payments from RREEF America. In addition, the Company began making quarterly reimbursement payments to RREEF America in the first quarter of 2016 in the amount of $250,000, subject to the reimbursement limitations described below.
Reimbursement Limitations

Organization and Offering costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the Offering. Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organization and offering costs) which would cause the total underwriting compensation to exceed 10% of the gross proceeds from the primary offering (excluding shares issued via the distribution reinvestment plan). As of December 31, 2015 and 2014, the Company had raised $77.88 million and $45,302,762, respectively, in gross proceeds from the primary offering. A summary of the Company's total organization and offering costs is shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2014	$4,618,318	$2,184,676	$1,122,318	$7,925,312	$(1,129,897)	$6,795,415
Additions	—	1,786,143	1,476,501	3,262,644	1,129,897	4,392,541
Balance, December 31, 2015	$4,618,318	$3,970,819	$2,598,819	$11,187,956	$—	$11,187,956
At any time, the amount of the organization and offering costs in excess of the 15% limitation is not reflected in the Company's consolidated financial statements as a liability. However, as the Company raises additional proceeds from the Offering, it may become obligated to RREEF America for all or a portion of this additional amount. For purposes of reimbursement to RREEF America, the amount of organization and offering costs in excess of the 15% limitation is deducted from the Deferred O&O. The amounts of Deferred O&O payable to RREEF America are therefore as follows.

	December 31, 2015	December 31, 2014
Total Deferred O&O	$4,618,318	$4,618,318
Amount in excess of 15% limitation	—	(1,129,897)
Reimbursements made to RREEF America	(1,841,257)	(918,099)
Deferred O&O reimbursable to RREEF America	$2,777,061	$2,570,322
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2015, total operating expenses of the Company were $2,592,002, which exceeded the 2%/25% Guidelines by $499,424. On March 17, 2016, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended December 31, 2015 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only 5 - 7 properties during the four fiscal quarters ended December 31, 2015. The Excess Amount approved by the Company’s independent directors will be eligible for reimbursement in the future pursuant to the terms and conditions of the Expense Support Agreement.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

Due to Affiliates
In accordance with all the above, as of December 31, 2015 and 2014, the Company owed RREEF America for the following amounts:

	December 31, 2015	December 31, 2014
Deferred O&O	$2,777,061	$2,570,322
Expense Payments	9,200,000	6,596,731
Reimbursable under the Advisory Agreement	—	36,155
Advisory fees	64,671	—
Due to affiliates	$12,041,732	$9,203,208

NOTE 8 — CAPITALIZATION

Under the Company's charter, through December 31, 2015, the Company had the authority to issue 1,000,000,000 shares of common stock, 500,000,000 of which are classified as Class A shares and 500,000,000 of which are classified as Class B shares. In addition, the Company has the authority to issue 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. Class A shares issued in the primary offering are subject to selling commissions of up to 3% of the purchase price, dealer manager fees and distribution fees. Class B shares are subject to dealer manager fees, but are not subject to any selling commissions or distribution fees. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. The Company's charter was amended after December 31, 2015. See Note 15 - Subsequent Events.

On December 23, 2015, the Company filed a registration statement on Form S-11 (File No. 333-208751) registering $2,300,000,000 in shares of its common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for the Company's follow-on offering. This registration statement is not yet effective.
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

Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares. The redemption price per share is equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of the Company's NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of the Company's NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.
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

During the years ended December 31, 2015 and 2014 redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

	Class A			Class B
	Shares	Weighted Average Share Price	Amount	Shares	Weighted Average Share Price	Amount
Total for year ended December 31, 2015	73,780	$12.71	$937,876	274,878	$12.78	$3,513,911
Total for year ended December 31, 2014	10,008	12.23	122,388	60,391	12.67	765,272
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
December 31, 2015

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
Shown below are details of the Company's distributions for 2015, 2014 and 2013.

	Three Months Ended				Total
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533	$0.00173613
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$559,898	$1,833,584
Distributions reinvested	358,056	310,384	311,644	362,491	1,342,575
Distributions declared	$652,253	$765,498	$836,019	$922,389	$3,176,159
Class A shares issued upon reinvestment	11,126	13,684	15,386	16,598	56,794
Class B shares issued upon reinvestment	16,669	10,679	9,204	11,551	48,103

	Three Months Ended				Total
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924	$0.00173473
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$248,896	$734,604
Distributions reinvested	217,739	242,092	278,194	309,211	1,047,236
Distributions declared	$348,647	$396,527	$478,559	$558,107	$1,781,840
Class A shares issued upon reinvestment	5,162	6,244	8,109	9,145	28,660
Class B shares issued upon reinvestment	12,505	13,296	14,125	15,022	54,948

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Three Months Ended				Total
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Declared daily distribution rate, before adjustment for class-specific expenses	$—	$0.00164384	$0.00164384	$0.00166682
Distributions paid or payable in cash	$—	$—	$31,262	$102,611	$133,873
Distributions reinvested	—	41,945	131,832	165,353	339,130
Distributions declared	$—	$41,945	$163,094	$267,964	$473,003
Class A shares issued upon reinvestment	N/A	—	19	1,715	1,734
Class B shares issued upon reinvestment	N/A	3,469	10,829	11,806	26,104
NOTE 10 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2015, 2014 and 2013:

Characterization	Box number	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Ordinary income	1a	20.6151%	4.2962%	—%
Capital gain distribution	2a	0.4423	0.3375	—
Nondividend distributions (return of capital)	3	78.9426	95.3663	100.0000
Total		100.0000%	100.0000%	100.0000%

Income and similar taxes paid to certain states where the Company owns real estate properties were $28,549, $5,850 and $500 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 11 — SEGMENT INFORMATION

For the years ended December 31, 2015, 2014 and 2013, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2015 and 2014 and net loss for the years ended December 31, 2015, 2014 and 2013.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2015	$135,305,346	$8,569,004	$143,874,350

Reconciliation to total assets of December 31, 2015
Carrying value per reportable segments			$143,874,350
Corporate level assets			4,191,923
Total assets			$148,066,273

Carrying value as of December 31, 2014	$91,429,128	$6,400,611	$97,829,739

Reconciliation to total assets of December 31, 2014
Carrying value per reportable segments			$97,829,739
Corporate level assets			2,840,501
Total assets			$100,670,240

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2015
Revenues
Rental and other property income	$8,050,514	$—	$8,050,514
Tenant reimbursement income	1,066,073	—	1,066,073
Investment income on marketable securities	—	284,627	284,627
Total revenues	9,116,587	284,627	9,401,214
Operating expenses
Property operating expenses	2,118,849	—	2,118,849
Total segment operating expenses	2,118,849	—	2,118,849
Operating income - Segments	$6,997,738	$284,627	$7,282,365

Year Ended December 31, 2014
Revenues
Rental and other property income	$4,591,711	$—	$4,591,711
Tenant reimbursement income	593,845	—	593,845
Investment income on marketable securities	—	133,208	133,208
Total revenues	5,185,556	133,208	5,318,764
Operating expenses
Property operating expenses	1,007,235	—	1,007,235
Total segment operating expenses	1,007,235	—	1,007,235
Operating income - Segments	$4,178,321	$81,316	$4,311,529

Year Ended December 31, 2013
Revenues
Rental and other property income	$761,684	$—	$761,684
Tenant reimbursement income	14,705	—	14,705
Investment income on marketable securities	—	81,316	81,316
Total revenues	776,389	81,316	857,705
Operating expenses
Property operating expenses	35,872	—	35,872
Total segment operating expenses	35,872	—	35,872
Operating income - Segments	$740,517	$81,316	$821,833

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	Year Ended December 31,
Reconciliation to net loss	2015	2014	2013
Operating income - Segments	$7,282,365	$4,311,529	$821,833
General and administrative expenses	(2,012,137)	(2,232,336)	(1,653,358)
Advisory expenses	(607,614)	—	—
Acquisition related expenses	(603,539)	(333,554)	(137,484)
Depreciation	(2,233,667)	(1,097,034)	(192,616)
Amortization	(2,735,138)	(1,461,422)	(409,194)
Operating loss	(909,730)	(812,817)	(1,570,819)
Interest expense	(1,330,601)	(1,078,124)	(324,560)
Net realized gain upon sale of marketable securities	12,635	91,837	(85,824)
Net loss	$(2,227,696)	$(1,799,104)	$(1,981,203)

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

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015, 2014 and 2013. As the Company commenced operations on May 30, 2013, there are no results of operations for the three months ended March 31, 2013.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues from real estate investments	$2,050,233	$2,053,027	$2,109,836	$2,903,491
Investment income on marketable securities	47,045	59,747	68,310	109,525
Total revenues	2,097,278	2,112,774	2,178,146	3,013,016
Operating expenses	(2,227,469)	(1,985,045)	(2,493,627)	(3,604,803)
Interest expense	(462,448)	(258,315)	(249,343)	(360,495)
Net realized gain (loss) upon sale of marketable securities	179,304	(83,104)	(71,771)	(11,794)
Net loss	$(413,335)	$(213,690)	$(636,595)	$(964,076)
Weighted average number of common shares outstanding:	4,134,878	4,771,626	5,251,033	5,780,744
Net loss per common share:	$(0.10)	$(0.04)	$(0.12)	$(0.17)

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues from real estate investments	$594,467	$952,394	$1,555,194	$2,083,501
Investment income on marketable securities	25,521	26,715	29,616	51,356
Total revenues	619,988	979,109	1,584,810	2,134,857
Operating expenses	(1,052,850)	(1,370,943)	(1,863,350)	(1,844,438)
Interest expense	(128,088)	(220,538)	(310,450)	(419,048)
Net realized gain (loss) upon sale of marketable securities	(26,567)	36,165	29,182	53,057
Net loss	$(587,517)	$(576,207)	$(559,808)	$(75,572)
Weighted average number of common shares outstanding:	2,320,089	2,577,389	3,068,502	3,499,520
Net loss per common share:	$(0.25)	$(0.22)	$(0.18)	$(0.02)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

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

NOTE 15 — SUBSEQUENT EVENTS

On January 5, 2016, the Company announced that its board of directors declared a cash distribution equal to $0.00179534 per Class A and Class B share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2016 through March 31, 2016.

On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in shares of the Company’s newly-designated Class D common stock, $0.01 par value per share (“Class D shares”). On January 27, 2016, the Company amended its articles of incorporation to (a) change the name of its Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). The Company also changed the NASDAQ Mutual Fund Quotation System symbol for its Class B shares from ZRPTBX to ZRPTIX, and obtained a NASDAQ Mutual Fund Quotation System symbol for its Class T shares of ZRPTTX. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T shareholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account will automatically convert to Class N shares. As a result of these changes, the Company is authorized to issue shares up to the following amounts for each class:

Common Stock	No. of Authorized Shares
Class A shares	200,000,000
Class D shares	50,000,000
Class I shares	200,000,000
Class N shares	300,000,000
Class T shares	250,000,000
1,000,000,000

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly-owned subsidiary of the Operating Partnership, closed a loan with Nationwide Bank (the "Nationwide Loan"). Proceeds of $14,500,000 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing The Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan has a term of ten years, carries a fixed interest rate of 3.63% and requires monthly interest-only payments.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2015

Subsequent to December 31, 2015, the Company received and processed redemption requests for approximately 457,246 Class A shares totaling $5,885,610 and 20,630 Class B shares totaling $269,604, respectively, before allowing for the 2% short-term trading discount. The Company funded these redemptions with cash flow from operations and from borrowings.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial cost (A)			Gross amount at which carried at December 31, 2015 (B)
Property Name	Encumbrance (E)	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	$7,138,364	$2,310,684	$10,989,316	$—	$13,300,000	$(2,550,110)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	6,831,333	3,713,306	9,014,642	—	12,727,948	(713,776)	1916	12/18/2013	5 - 40
Commerce Center, Logan Township, NJ, Industrial	10,600,202	3,396,680	16,353,320	—	19,750,000	(1,080,453)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	9,929,303	6,519,531	11,980,469	—	18,500,000	(1,712,846)	2008	7/2/2014	5 - 40
Terra Nova Plaza, Chula Vista, CA, Retail	11,727,312	10,628,293	11,221,707	—	21,850,000	(598,512)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, Multifamily - Student Housing	14,492,502	3,143,752	23,856,248	4,177	27,004,177	(912,064)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	11,780,984	2,042,441	19,907,559	—	21,950,000	(67,967)	1998	12/21/2015	5 - 40
Total Investments in Real Estate	$72,500,000	$31,754,687	$103,323,261	$4,177	$135,082,125	$(7,635,728)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2015 for federal income tax purposes was approximately $136,069,000 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2015	2014	2013
	Balance at January 1	$86,127,948	$26,027,948
	Acquisitions	48,950,000	60,100,000	26,027,948
	Additions	4,177	—	—
	Balance at December 31	$135,082,125	$86,127,948	$26,027,948

(D)	Reconciliation of accumulated depreciation for the years ended December 31:	2015	2014	2013
	Balance at January 1	$3,039,314	$600,764
	Depreciation and amortization expense	4,596,414	2,438,550	600,764
	Balance at December 31	$7,635,728	$3,039,314	$600,764

(E) Encumbrance of $72,500,000 is from the line of credit that is secured by all the properties listed above.
(F) Includes gross intangible lease assets of $27,931,688 and gross intangible lease liabilities of $8,528,538.