Form 10-Q
period 2016-03-31
RREEF Property Trust, Inc.
filed 2016-05-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-55598
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

As of May 9, 2016, the registrant had 3,458,468 shares of Class A common stock, $.01 par value, outstanding, 3,280,935 shares of Class I common stock, $.01 par value, outstanding, and 4,043 shares of Class T common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$31,754,687	$31,754,687
Buildings and improvements, less accumulated depreciation of $4,380,057 and $3,497,151, respectively	79,178,330	80,061,236
Furniture, fixtures and equipment, less accumulated depreciation of $52,280 and $26,166, respectively	313,621	339,735
Acquired intangible lease assets, less accumulated amortization of $6,273,277 and $4,782,000, respectively	21,658,411	23,149,688
Total investment in real estate assets, net	132,905,049	135,305,346
Investment in marketable securities	9,096,510	8,569,004
Total investment in real estate assets and marketable securities, net	142,001,559	143,874,350
Cash and cash equivalents	1,967,139	1,936,870
Receivables, net of allowance for doubtful accounts of $341,109 and zero, respectively	1,266,685	1,112,429
Prepaids and other assets	1,142,790	1,142,624
Total assets	$146,378,173	$148,066,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net of unamortized deferred financing costs of $633,638 and $715,544, respectively	$52,566,362	$71,784,456
Mortgage loan payable, net of unamortized deferred financing costs of $158,171 and zero, respectively	14,341,829	—
Accounts payable and accrued expenses	757,128	295,488
Due to affiliate	2,696,517	12,041,732
Note to affiliate, net of unamortized discount of $1,770,154	7,179,846	—
Acquired below market lease intangibles, less accumulated amortization of $789,975 and $669,589, respectively	7,738,563	7,858,949
Distributions payable	225,018	192,435
Other liabilities	2,316,974	2,193,557
Total liabilities	87,822,237	94,366,617
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,234,318 and 3,077,546 issued and outstanding, respectively	32,345	30,776
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 3,220,943 and 2,914,314 issued and outstanding, respectively	32,210	29,143
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 4,043 and zero issued and outstanding, respectively	40	—
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	71,311,465	64,383,302
Accumulated deficit	(13,889,809)	(11,439,005)
Accumulated other comprehensive income	1,069,685	695,440
Total stockholders' equity	58,555,936	53,699,656
Total liabilities and stockholders' equity	$146,378,173	$148,066,273
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental and other property income	$3,238,899	$1,815,217
Tenant reimbursement income	355,396	235,016
Investment income on marketable securities	190,516	47,045
Total revenues	3,784,811	2,097,278
Expenses
General and administrative expenses	588,476	663,828
Property operating expenses	1,373,671	420,703
Advisory expenses	205,937	145,468
Depreciation	909,020	484,528
Amortization	1,456,937	512,942
Total operating expenses	4,534,041	2,227,469
Operating loss	(749,230)	(130,191)
Interest expense	(565,707)	(462,448)
Net realized gain (loss) upon sale of marketable securities	(94,945)	179,304
Net loss	$(1,409,882)	$(413,335)
Weighted average number of common shares outstanding:
Basic and diluted	6,376,234	4,134,878
Net loss per common share:
Basic and diluted	$(0.22)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,409,882)	$(413,335)
Other comprehensive income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (gain) loss	94,945	(179,304)
Unrealized gain on marketable securities	279,300	262,631
Total other comprehensive income	374,245	83,327
Comprehensive loss	$(1,035,637)	$(330,008)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$64,383,302	$(11,439,005)	$695,440	$53,699,656
Issuance of common stock	—	—	595,158	5,952	314,783	3,148	4,043	40	—	—	—	—	12,029,163	—	—	12,038,303
Issuance of common stock through the distribution reinvestment plan	—	—	18,860	189	12,476	125	—	—	—	—	—	—	406,695	—	—	407,009
Redemption of common stock	—	—	(457,246)	(4,572)	(20,630)	(206)	—	—	—	—	—	—	(6,150,197)	—	—	(6,154,975)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,040,922)	—	(1,040,922)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(98,043)	—	—	(98,043)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,121,335)	—	—	(1,121,335)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,409,882)	374,245	(1,035,637)
Balance, March 31, 2016	—	$—	3,234,318	$32,345	3,220,943	$32,210	4,043	$40	—	$—	—	$—	$71,311,465	$(13,889,809)	$1,069,685	$58,555,936

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,409,882)	$(413,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	909,020	484,528
Net realized (gain) loss upon sale of marketable securities	94,945	(179,304)
Amortization of intangible lease assets and liabilities	1,370,891	419,568
Amortization of deferred financing costs	83,235	180,002
Allowance for doubtful accounts	341,109	—
Straight line rent	(136,408)	(120,068)
Amortization of discount on note to affiliate	91,726	—
Changes in assets and liabilities:
Receivables	(154,631)	(31,012)
Prepaids and other assets	42,102	(349,682)
Accounts payable and accrued expenses	372,984	(38,897)
Other liabilities	10,697	(211,734)
Due to affiliate	84,942	504,430
Net cash provided by operating activities	1,700,730	244,496
Cash flows from investing activities:
Investment in marketable securities	(3,331,255)	(2,484,782)
Proceeds from sale of marketable securities	3,101,833	2,428,063
Net cash used in investing activities	(229,422)	(56,719)
Cash flows from financing activities:
Proceeds from line of credit	2,700,000	43,426,851
Repayments of line of credit	(22,000,000)	(48,400,000)
Proceeds from notes payable	14,500,000	—
Proceeds from issuance of common stock	11,854,962	10,555,137
Payment of offering costs	(1,330,196)	(470,226)
Repayment of note to affiliate	(250,000)	—
Distributions to investors	(1,008,339)	(630,428)
Repurchase of shares	(6,154,975)	(36,916)
Common stock issued through the distribution reinvestment plan	407,009	358,056
Deferred financing costs paid	(159,500)	(719,314)
Net cash (used in) provided by financing activities	(1,441,039)	4,083,160
Net increase in cash and cash equivalents	30,269	4,270,937
Cash and cash equivalents, beginning of period	1,936,870	2,119,387
Cash and cash equivalents, end of period	$1,967,139	$6,390,324

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Accrued offering costs payable to affiliate	$—	$1,328,019
Distributions declared and unpaid	225,018	108,870
Unrealized gain on marketable securities	374,245	83,327
Purchases of marketable securities not yet paid	51,408	239,094
Proceeds from sale of marketable securities not yet received	(38,596)	(216,497)
Discount on note to affiliate	1,861,880	—
Proceeds from issuance of common stock not yet received	183,341	27,718
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Cash Flow Disclosures:
Interest paid	$444,400	$296,973

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. On February 14, 2012, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased 16,667 shares of the Company’s Class B common stock for a total cash consideration of $200,000 to provide the Company’s initial capitalization. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company and the initial limited partner of the Operating Partnership, contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the proceeds of the Offering to the Operating Partnership.
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
Prior to January 20, 2016, the Company was offering to the public, pursuant to a registration statement on form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Registration Statement"), up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Public Offering”). The Company was offering to the public two classes of shares of its common stock, Class A shares and Class B shares. The Company was offering to sell any combination of Class A and Class B shares with a dollar value up to the maximum offering amount. The Company could also reallocate the shares offered between the primary offering and the distribution reinvestment plan. On January 3, 2013, the Public Offering was initially declared effective by the Securities and Exchange Commission. On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B shares in the Public Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in Class D shares (the "Private Offering," and together with the Public Offering, the "Offerings"). On January 27, 2016, the Company filed articles supplementary and articles of amendment to its articles of incorporation to (a) change the name of its Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock,$0.01 par value per share ("Class N shares"). On February 2, 2016, the Company filed an amendment to the Registration Statement to add the Class T shares to the Public Offering, and that amendment to the Registration Statement went effective on February 9, 2016. The Company also changed the NASDAQ Mutual Fund Quotation System symbol for its Class B shares from ZRPTBX to ZRPTIX, and obtained a NASDAQ Mutual Fund Quotation System symbol for its Class T shares of ZRPTTX. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T shareholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account will automatically convert to Class N shares. As a result of these changes, the Company is authorized to issue shares up to the following amounts for each class:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

Common Stock	No. of Authorized Shares
Class A shares	200,000,000
Class I shares	200,000,000
Class T shares	250,000,000
Class D shares	50,000,000
Class N shares	300,000,000
1,000,000,000
Shares of the Company’s common stock are being sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees and expenses, such as the distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to Company's critical accounting policies during the three months ended March 31, 2016.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Public Offering (the “Dealer Manager”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to the Public Offering will not exceed 15% of the gross proceeds from the Public Offering. In addition, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering.
Concentration of Credit Risk
As of March 31, 2016 and 2015, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2016 , the Company owned six commercial properties with fourteen tenants and one student housing property with 316 beds. As of March 31, 2015, the Company owned five commercial properties with thirteen tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three months ended March 31, 2016 and 2015 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Loudoun Gateway, Sterling VA	23.6%	—%
Flats at Carrs Hills, Athens GA	20.2%	—%
Anaheim Hills Office Plaza, Anaheim CA	14.9%	24.2%
Commerce Corner, Logan Township, NJ	12.8%	20.8%
Terra Nova Plaza, Chula Vista, CA [1]	11.5%	26.6%
Heritage Parkway, Woodridge, IL	9.1%	15.3%
Wallingford Plaza, Seattle, WA	7.9%	13.1%
Total	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Orbital ATK Inc. - Loudoun Gateway	23.6%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	10.1%	16.5%
Allstate Insurance Company - Heritage Parkway	9.1%	15.3%
Bed, Bath & Beyond - Terra Nova Plaza	8.2%	13.2%
Performance Food Group, Inc. - Commerce Corner	7.8%	12.5%
The Sports Authority, Inc - Terra Nova Plaza [1]	3.3%	13.4%
Total	62.1%	70.9%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of March 31, 2016 and 2015 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	March 31, 2016	March 31, 2015
Orbital ATK Inc. - Loudoun Gateway	22.0%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	11.1%	19.2%
Allstate Insurance Company - Heritage Parkway	10.3%	18.6%
Performance Food Group, Inc. - Commerce Corner	6.8%	12.5%
The Sports Authority, Inc. - Terra Nova Plaza [1]	6.3%	11.8%
Total	56.5%	62.1%
1 On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy. The Sports Authority, Inc. publicly announced plans to close 140 of its 463 stores, and The Sports Authority, Inc. location at Terra Nova Plaza was not on such list. However, on April 26, 2016, The Sports Authority, Inc. notified the bankruptcy judge that the company no longer plans to reorganize and will instead pursue a full sale of its assets. On May 16, 2016, The Sports Authority Inc.'s assets are scheduled to be auctioned off, including the lease at Terra Nova Plaza. All outstanding receivables as of March 31, 2016 related to The Sports Authority, Inc., including $163,277 of accounts receivable for March base rent plus certain tenant reimbursements, and $173,730 of deferred rent receivable, have been reserved, with such reserve included in property operating expenses on the consolidated statements of operations. Base rent for April and May 2016 was received by the Company from The Sports Authority, Inc.
Recent Accounting Pronouncements
On April 15, 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. It requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the accounting for the fees related to the software license element would be in a manner consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the accounting would be for the arrangement as a service contract. ASU 2015-05 became effective for the Company on January 1, 2016. The Company determined that its cloud computing arrangements do not contain software licenses, and thus there was no impact on the Company's consolidated financial statements upon adoption of ASU 2015-05.
On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company on January 1, 2016. There was no impact on the Company's consolidated financial statements upon the adoption of ASU 2015-16.
On January 5, 2016, the FASB issued ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

those accounted for under the equity method of accounting or those that result in consolidation of the investee. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018 for the Company for both its interim and annual reporting periods with early adoption permitted. The Company has not yet evaluated the impact of ASU 2016-01 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit approximated its fair value of $53,200,000 and $72,500,000 at March 31, 2016 and December 31, 2015, respectively. The carrying amount of the Company's mortgage loan payable approximated its fair value of $14,500,000 at March 31, 2016.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's note to affiliate approximates its fair value of $7,179,846 as of March 31, 2016.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate properties during the three months ended March 31, 2016 and 2015. The Company's rental and other property income for the three months ended March 31, 2016 and 2015 is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Rental revenue	$3,016,445	$1,601,775
Straight-line revenue	136,408	120,068
Above- and below-market lease amortization	86,046	93,374
Rental and other property income	$3,238,899	$1,815,217

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of March 31, 2016 and December 31, 2015, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of March 31, 2016 and December 31, 2015 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	March 31, 2016	December 31, 2015
Marketable securities—cost	$8,026,825	$7,873,564
Unrealized gains	1,126,365	827,989
Unrealized losses	(56,680)	(132,549)
Net unrealized gain	1,069,685	695,440
Marketable securities—fair value	$9,096,510	$8,569,004

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2016 and 2015, marketable securities sold generated proceeds of $3,122,818 and $2,617,099, respectively, resulting in gross realized gains of $122,649 and $205,972, respectively, and gross realized losses of $217,594 and $26,668, respectively.

NOTE 6 — NOTES PAYABLE
Regions Line of Credit

On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner. The Regions Line of Credit had a capacity of $50,000,000 and could be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other corporate purpose. The initial term was set to expire on May 1, 2015. Borrowings under the Regions Line of Credit carried a specified interest rate which, at the option of the Company, could be comprised of (1) a base rate, currently equal to the prime rate, or (2) a rate based on the one-, two- or three-month London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 220 to 250 basis points, depending on the Company's consolidated debt-to-value ratio.

On March 6, 2015, the Company refinanced its Regions Line of Credit with a new secured line of credit from Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit") (described below). In connection therewith, the Company borrowed $43,426,851 from the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit. As a result, the Company fully expensed unamortized deferred financing costs under the Regions Line of Credit in the amount of $82,762. As of March 6, 2015, the outstanding balance and average interest rate were $42,400,000 and 2.66%, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2016 and December 31, 2015, the outstanding balance was $53,200,000 and $72,500,000, respectively, and the weighted average interest rate was 2.14%, and 2.05%, respectively.

The Wells Fargo Line of Credit has as co-borrowers certain of the wholly-owned subsidiaries of the Operating Partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2016 and December 31, 2015, the Company's maximum borrowing capacity was $63,130,609 and $75,000,000, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of March 31, 2016 and December 31, 2015.

Nationwide Life Insurance Loan

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Nationwide Loan"). Proceeds of $14,500,000 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing The Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Nationwide Loan carries a fixed interest rate of 3.63% and requires monthly interest-only payments of $43,862 during the entire term.

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loan payable as of March 31, 2016 and December 31, 2015:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	March 31, 2016	December 31, 2015
Line of credit	$53,200,000	$72,500,000
Deduct: Deferred financing costs, less accumulated amortization	(633,638)	(715,544)
Line of credit, net of unamortized deferred financing costs	$52,566,362	$71,784,456

Mortgage loan payable	$14,500,000	$—
Deduct: Deferred financing costs, less accumulated amortization	(158,171)	—
Mortgage loan payable, net of unamortized deferred financing costs	$14,341,829	$—

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 3, 2017. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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

2.
The performance component is calculated for each class of shares on the basis of the total return to stockholders and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. The performance component is calculated for each calendar year, or, if a class of shares was outstanding for less than a full calendar year, then the performance component for such class is calculated for the period that such class had shares outstanding. For any period of calculation in which the total return per share allocable to a class exceeds 6% per annum (which is prorated for periods of less than a full calendar year), RREEF America will receive 25% of the excess total return allocable to that class; provided, however, that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.

The fees earned by RREEF America for the three months ended March 31, 2016 and 2015 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2016, if any, is dependent on several factors, including but not limited to the performance of the Company's investments and interest rates.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Fixed component	$205,937	$101,844
Performance component	—	43,624
	$205,937	$145,468

Subsequent to March 31, 2015, RREEF America waived the performance component of the advisory fee earned for the year ended December 31, 2015. No performance fee was earned for the three months ended March 31, 2016.

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that were not incurred under the Expense Support Agreement, as described below. Costs eligible for reimbursement, if they are not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of RREEF America's employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for the advisor's employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended March 31, 2016 and 2015, RREEF America incurred $77,461 and $22,242 reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of March 31, 2016 and December 31, 2015, the Company had payable to RREEF America $77,461 and zero, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended March 31, 2016 and 2015, the Company reimbursed RREEF America $230,157 and $227,627, respectively. Also see Note 14 - Subsequent Events.
The amount of Deferred O&O payable to RREEF America is as follows.

	March 31, 2016	December 31, 2015
Total Deferred O&O	$4,618,318	$4,618,318
Reimbursements made to RREEF America	(2,071,414)	(1,841,257)
Deferred O&O reimbursable to RREEF America	$2,546,904	$2,777,061

Expense Support Agreement
Pursuant to the terms of the expense support agreement as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company has raised $200,000,000 in aggregate gross proceeds from the Offerings or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. As of December 31, 2015, the balance of $9,200,000 in Expense Payments consisted of $3,970,819 in organization and offering costs and $5,229,181 in operating expenses.
As the maximum amount of Expense Payments has been reached, the Company is no longer eligible to receive Expense Payments from RREEF America. In addition, under the Expense Support Agreement, RREEF America agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Pursuant to this provisions, reimbursement of the Expense Payments was triggered in January 2016, for which the Company will reimburse RREEF America $250,000 per quarter (the "Quarterly Reimbursement").
The Quarterly Reimbursements are scheduled to continue until RREEF America is fully repaid for all Expense Payments. In accordance with the reimbursement schedule, the Company's obligation to reimburse RREEF America represents a non-interest bearing note due to RREEF America ("Note to Affiliate") which is subject to the imputation of interest. In accordance therewith, as of January 1, 2016, the Company has recorded a discount on the Note to Affiliate equal to the difference between the $9,200,000 face amount and the present value of the contractual reimbursements using an estimated market interest rate of 5.0%. The Company estimated the market interest rate based on how an independent market participant would evaluate the note in addition to considering other financing options available to the Company. The amount of the Quarterly Reimbursement is subject to adjustment in amount or timing as described in the Expense Support Agreement. However, the provisions altering the amount or timing of the Quarterly Reimbursement are contingent on future events not within the Company's control and which cannot be reasonably estimated. Accordingly, these contingencies were not considered in determining the present value of the Note to Affiliate as of January 1, 2016. As of January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which will be amortized to interest expense over the contractual reimbursement period using the effective interest method. For the three months ended March 31, 2016, the Company made one Quarterly Reimbursement of $250,000 to RREEF America and amortized $91,726 of the discount into interest expense. Also see Note 14 - Subsequent Events.
Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the Public Offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering. Through March 31, 2016, the Company has raised $93,058,740 in the Public Offering. A summary of the Company's total organization and offering costs for the Public Offering is shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	Deferred O&O - RREEF America	Expense Payments - O&O Portion (1)	Other organization and offering costs	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2015	$4,618,318	$3,970,819	$2,598,819	$11,187,956	$—	$11,187,956
Additions	—	—	1,162,732	1,162,732	—	1,162,732
Balance, March 31, 2016	$4,618,318	$3,970,819	$3,761,551	$12,350,688	$—	$12,350,688

(1) Includes $195,449 of prepaid costs as of March 31, 2016.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2016, total operating expenses of the Company were $2,589,130 which exceeded the 2%/25% Guidelines by $242,607. On May 5, 2016, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended March 31, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only five to seven properties during the four fiscal quarters ended March 31, 2016. The portion of the Excess Amount approved by the Company’s independent directors that was incurred by RREEF America will be eligible for reimbursement to RREEF America in the future.
Due to Affiliate
In accordance with all the above, as of March 31, 2016 and December 31, 2015, the Company owed RREEF America for the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	March 31, 2016	December 31, 2015
Deferred O&O	$2,546,904	$2,777,061
Expense Payments	—	9,200,000
Reimbursable under the advisory agreement	77,461	—
Advisory fees	72,152	64,671
Due to affiliate	$2,696,517	$12,041,732

Note to Affiliate	$8,950,000
Unamortized discount	(1,770,154)
Note to Affiliate, net of unamortized discount	$7,179,846

NOTE 8 — CAPITALIZATION

Under the Company's charter, as most recently amended on January 27, 2016, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

Common Stock	No. of Authorized Shares
Class A shares	200,000,000
Class I shares	200,000,000
Class T shares	250,000,000
Class D shares	50,000,000
Class N shares	300,000,000
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and dealer manager fees of 0.55% and distribution fees of 0.50%, both paid on a trailing basis. Class I shares are subject to dealer manager fees of 0.55%, but are not subject to any selling commissions or distribution fees. Class T shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of 2.75%, and distribution fees of 1.0% paid on a trailing basis for approximately four years. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Class N shares are not sold in the primary Public Offering, but will be issued upon conversion of an investor's Class T shares once the investor's Class T share account has incurred a maximum of 10% of commissions, dealer manager fees and distribution fees. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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
March 31, 2016
(Unaudited)

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
Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares. The redemption price per share is equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Normal redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

During the three months ended March 31, 2016 and 2015, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from our Public Offering and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2016	Shares	Weighted Average Share Price	Amount
Class A	457,246	$12.87	$5,885,610
Class I	20,630	13.07	269,604
Class T	—	—	—

Three Months Ended March 31, 2015	Shares	Weighted Average Share Price	Amount
Class A	—	$—	$—
Class I	2,859	12.91	36,916

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

NOTE 9 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions with a daily record date, payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013. Distributions for each month are payable on or before the first business day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.
Shown below are details of the Company's distributions for the three months ended March 31, 2016 and 2015.

	March 31, 2016	March 31, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00175668
Distributions paid or payable in cash	$633,913	$294,197
Distributions reinvested	407,009	358,056
Distributions declared	$1,040,922	$652,253
Class A shares issued upon reinvestment	18,860	11,126
Class I shares issued upon reinvestment	12,476	16,669
Class T shares issued upon reinvestment	—	—
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

NOTE 11 — SEGMENT INFORMATION

For the three months ended March 31, 2016 and 2015, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2016 and December 31, 2015 and net loss for the three months ended March 31, 2016 and 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2016	$132,905,049	$9,096,510	$142,001,559

Reconciliation to total assets of March 31, 2016
Carrying value per reportable segments			$142,001,559
Corporate level assets			4,376,614
Total assets			$146,378,173

Carrying value as of December 31, 2015	$135,305,346	$8,569,004	$143,874,350

Reconciliation to total assets of December 31, 2015
Carrying value per reportable segments			$143,874,350
Corporate level assets			4,191,923
Total assets			$148,066,273

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2016
(Unaudited)

Three Months Ended March 31, 2016	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$3,238,899	$—	$3,238,899
Tenant reimbursement income	355,396	—	355,396
Investment income on marketable securities	—	190,516	190,516
Total revenues	3,594,295	190,516	3,784,811
Operating expenses
Property operating expenses	1,373,671	—	1,373,671
Total segment operating expenses	1,373,671	—	1,373,671
Operating income - segments	$2,220,624	$190,516	$2,411,140

Three Months Ending March 31, 2015
Revenues
Rental and other property income	$1,815,217	$—	$1,815,217
Tenant reimbursement income	235,016	—	235,016
Investment income on marketable securities	—	47,045	47,045
Total revenues	2,050,233	47,045	2,097,278
Operating expenses
Property operating expenses	420,703	—	420,703
Total segment operating expenses	420,703	—	420,703
Operating income - Segments	$1,629,530	$47,045	$1,676,575

		Three Months Ended March 31
Reconciliation to net loss		2016	2015
Operating income - segments		$2,411,140	$1,676,575
General and administrative expenses		(588,476)	(663,828)
Advisory expenses		(205,937)	(145,468)
Depreciation		(909,020)	(484,528)
Amortization		(1,456,937)	(512,942)
Operating loss		(749,230)	(130,191)
Interest expense		(565,707)	(462,448)
Net realized gain (loss) upon sale of marketable securities		(94,945)	179,304
Net loss		$(1,409,882)	$(413,335)

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
March 31, 2016
(Unaudited)

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

NOTE 14 — SUBSEQUENT EVENTS

On April 1, 2016, the Company announced that its board of directors declared a cash distribution equal to $0.00177203 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from April 1, 2016 through June 30, 2016.

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500 million in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information in the Newsroom section of our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX and ZRPTTX for our Class A shares, Class I shares and Class T shares, respectively.
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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that believes that it has operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2013, when we first elected REIT status. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 3, 2017.

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, we commenced a private offering of up to a maximum of $350,000,000 in Class D shares. On January 27, 2016, we filed articles supplementary and articles of amendment to our articles of incorporation to (a) change the name of our Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). On February 2, 2016, we filed an amendment to the Registration Statement to add the Class T shares to our public offering, and that amendment to the Registration Statement went effective on February 9, 2016. We also changed the NASDAQ Mutual Fund Quotation System symbol for our Class B shares from ZRPTBX to ZRPTIX, and obtained a NASDAQ Mutual Fund Quotation System symbol for our Class T shares of ZRPTTX. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T shareholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account will automatically convert to Class N shares. Any previous references to Class B shares have been changed to Class I shares. We did not make any other changes to the term or provisions of our Class B shares.

On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock, or our offering.

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

On September 30, 2015, we acquired a fee simple interest in a residential building located in Athens, Georgia, or The Flats at Carrs Hill, for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition, including closing costs, with existing cash and by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,864 square-foot five-story residential building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool. Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

On December 21, 2015, we acquired a fee simple interest in a office building located in Sterling, Virginia, or Loudoun Gateway, for a purchase price of $21,950,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $20,000,000 from our line of credit. Of the $20,000,000 borrowed, approximately $8,000,000 was from existing borrowing capacity secured by previously acquired properties, while approximately $12,000,000 was specific to Loudoun Gateway. Loudoun Gateway is a four-story, 102,015 square-foot Class A suburban office building located within the Loudoun Gateway Business Park at 45245 Business Court in Sterling, Virginia. Loudoun Gateway is approximately three miles north of Washington Dulles International Airport at the intersection of Route 28 and Old Ox Road (Route 606), providing noteworthy vehicular access to a network of highways and other commuter thoroughfares that connect Northern Virginia with the broader Washington, DC metropolitan region. The greater Washington, DC metropolitan area can be accessed via four routes: Route 28, the Dulles Toll Road, Route 50, and Route 7. Dulles Town Center, Dulles Town Crossing, Dulles 28 Centre, and Reston Town Center are all within short driving distances of Loudoun Gateway, offering tenants a multitude of dining and entertainment options.

Excluding The Flats at Carrs Hill, as of March 31, 2016, our weighted average remaining lease term was 6.5 years. The following table represents certain additional information about the properties we owned as of March 31, 2016:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Total		270,140	5	100.0
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Total		259,910	2	100.0
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Total		135,864	138	100.0
Grand total		792,789	14/138	100.0%

(1) Occupancy is based on executed leases as of March 31, 2016.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of March 31, 2016, our real estate equity securities portfolio consisted of publicly traded common stock of 47 REITs with a value of $9,096,510. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2016:

As of March 31, 2016, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	11.8%
Equity Residential	10.2
Public Storage	5.1
Boston Properties, Inc.	4.9
Ventas, Inc.	4.6
Extra Space Storage, Inc.	4.0
Duke Realty Corporation	2.8
Federal Realty Investment Trust	2.4
Macerich Company	2.4
General Growth Properties, Inc.	2.3
Total	50.5%

Market Outlook

The commercial real estate market cooled at the beginning of 2016 amid a turbulent financial environment. Still, the asset class performed well on both an historical and a relative basis. While the NCREIF Property Index (NPI) total returns of 11.8% for the four quarters ended March 31, 2016 were down from 13.3% for the four quarters ended December 31, 2015, they were in line with their 5-year average (11.9%) and well above their 10-year average (7.6%). Moreover, they compared favorably with returns on stocks (1.8%) and bonds (1.7%) over the four quarters ended as of March 31, 2016.

The modest slowdown was driven by primarily capital-market forces. Occupancy rates and net operating income growth continued to advance, reaching their highest levels in more than a decade. However, it appears that a wave of risk aversion that swept through the capital markets from December through mid-February spilled over into real estate, curtailing a downward trend in capitalization rates that had provided substantial support to commercial real estate values. In some ways, this was reminiscent of 2011 and 2012, when the European debt crisis resulted in a similar flattening of capitalization rates and deceleration of returns.

In our view, the recent moderation was a healthy development that should help to extend the duration of the real estate cycle. Historically, real estate cycles have ended with recession, oversupply, or overvaluation and often a combination of all three. Stabilizing capitalization rates should help to reduce the risk of a pricing bubble that could otherwise stimulate an unsustainable spike in new construction.

Capital markets have settled down since mid-February and the economic conditions surrounding the real estate market appear balanced. Job growth has been robust and leading economic indicators, such as the yield curve and corporate credit spreads, betray scant risk of recession. While there are some exceptions, primarily in the apartment market, construction is generally contained and running well below historical levels. While capitalization rates are historically low, they continue to offer healthy spreads relative to U.S. Treasuries and corporate debt, let alone foreign bonds. We believe that this benign macro backdrop is consistent with unlevered core total returns that we believe will be lower than in the recent past but still quite healthy relative to investment alternatives.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through March 31, 2016, we acquired six additional properties and significantly increased our outstanding debt balance, as described above under "Portfolio Information - Real Estate Portfolio." In addition, we have not invested all of the proceeds from our offering that we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Three months ended March 31, 2016 and 2015

Revenues

Our total rental and other property income for the three months ended March 31, 2016 and 2015 was $3,238,899 and $1,815,217, respectively. Our 2016 rental and tenant reimbursement income increased from 2015 due to the additional acquisitions as described above under "Portfolio Information - Real Estate Portfolio." Straight line revenues were $136,408 and $120,068, respectively, for the three months ended March 31, 2016 and 2015. The slight increase in the 2016 period is due to the acquisition of Loudoun Gateway in late 2015, offset by slight decreases in the straight line rent adjustments for the five properties owned during the first quarter of 2015. Typically, our leases have contractual base rent increases, which upon becoming effective cause corresponding decreases in the straight line rent adjustments. The acquisition of The Flats at Carrs Hill did not impact the straight line rent adjustment since the property is multifamily with short term leases.

Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza represent our same-store real estate investments for the three months ended March 31, 2016 and 2015, being the properties owned for the entirety of the periods. For those periods, rental income was $56,200 higher in 2016 compared to 2015, due to contractual annual rent increases.

For the three months ended March 31, 2016 and 2015, our investment income on marketable securities was $190,516 and $47,045, respectively. The increase in investment income is due to an additional $2,000,000 that we invested during 2015, thus increasing the holdings over the prior year. In addition, certain securities in the portfolio provided large distributions during first quarter 2016. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from the sale of securities are reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three months ended March 31, 2016 and 2015 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2016 and 2015 were $4,534,041 and $2,227,469, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director compensation. For the three months ended March 31, 2016 and 2015, general and administrative expenses were $588,476 and $663,828, respectively. The amount for 2016 is lower than 2015 primarily due to savings from our advisor's outsourcing of its fund administration services to Bank of New York Mellon that occurred in February 2015, and from reduced professional and legal fees. Prior to the switch to Bank of New York Mellon, we were responsible for reimbursing our advisor for costs related to certain of our advisor's employees who were subsequently transitioned to Bank of New York Mellon. This resulted in savings of approximately $21,000 in the 2016 period compared to the 2015 period. Professional and legal fees were reduced by approximately $69,000 as a result of fewer SEC-related consulting fees and more efficient internal processes. These savings were offset by higher directors and officers insurance premiums as we increased our policy limits to be commensurate with our growth upon policy renewal in February 2015 as well as increased appraisal costs due to the additional acquisitions.

Property operating expenses for the three months ended March 31, 2016 and 2015 were $1,373,671 and $420,703, respectively. The significant increase is primarily due to the additional acquisitions as described above under "Portfolio Information-Real Estate Portfolio." In addition, due the bankruptcy filing of The Sports Authority, Inc., a tenant at Terra Nova Plaza, we recorded accounts receivable reserves of approximately $337,000, inclusive of reserves for accrued straight line rent of approximately $174,000. Depreciation and amortization are also significantly increased in the 2016 period compared to the 2015 period as a result of the additional acquisitions.

On a same-store basis (for Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza), property operating expenses for the three months ended March 31, 2016 increased by approximately $355,000 compared to the same period of 2015 primarily due to the accounts receivable reserves at Terra Nova Plaza.

On a same-store basis, we believe that it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the three months ended March 31, 2016 and 2015, same-store net operating income decreased approximately $76,000 due to $163,000 of non-straight line accounts receivable reserves at Terra Nova Plaza. This reserve was offset by the increase in base rental income due to contractual rent increases and increased tenant reimbursement income.

The fixed component of the advisory fee is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended March 31, 2016 and 2015, the fixed component of the advisory fee was $205,937 and $101,844, respectively. The fixed component of the advisory fee was not earned by our advisor until our combined NAV for all share classes reached $50,000,000, which occurred on January 22, 2015. The increase in the fixed component of the advisory fee is due to the fee being incurred on a full quarter in the 2016 period compared to the 2015 period and also due to our increased overall NAV as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, the expenses of the Company and interest rates. No performance component of the advisory fee was earned by our advisor for the three months ended March 31, 2016.

We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended March 31, 2016 and 2015, interest expense was $565,707 and $462,448, respectively. This increase was primarily due to the imputation of interest of $91,726 on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor, the reimbursements to our advisor were triggered in January 2016, causing us to impute interest on the payment stream. Otherwise, interest expense in the 2015 period included the write off of approximately $40,000 of unamortized deferred loan finance costs when we refinanced the Regions Bank line of credit with the Wells Fargo line of credit. In contrast, the 2016 period includes the property specific loan executed on March 1, 2016 by The Flats at Carrs Hill which has an interest rate of 3.63%, slightly higher than the Wells Fargo line of credit, and the additional amortization of financing costs. This increase was offset by lower amortization of financing costs on the Wells Fargo line of credit as such costs are amortized over a three year term versus the two year term related to the former Regions Bank line of credit, which was paid off on March 6, 2015. The three months ended March 31, 2016 and 2015 experienced weighted average outstanding balances on our line of credit of $64.2 million and $45.4 million, respectively. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties during the 2016 period as compared to the 2015 period, all of which were financed on our line of credit. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average borrowing amounts than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease. In addition, we anticipate utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Gains (Losses) from Marketable Securities

Our portfolio of investments in publicly traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the three months ended March 31, 2016, these portfolio refinements resulted in a net realized loss of $94,945. For the three months ended March 31, 2015, we had net realized gains of $179,304. While the REIT securities market continued to advance during the three months ended March 31, 2016, the lingering effects of some prior year pullbacks resulted in unrealized losses becoming realized as portfolio refinements were made. For the 2015 period, the REIT securities market had made a significant comeback during early 2015, resulting in unrealized gains becoming realized as portfolio refinements were made. The strong performance in the REIT securities market during the latter half of the first quarter of 2016 contributed to unrealized gains of $374,245 for the three months ended March 31, 2016. During the same period of 2015, our securities portfolio experienced a net unrealized gain of $83,327, primarily due to the performance of the REIT sector, and enhanced by superior stock selection by our advisor's securities investment team. As of March 31, 2016, we owned a portfolio of publicly traded common stock of 47 REITs with a cost basis of $8,026,825 and a fair value of $9,096,510, reflecting a net unrealized gain of $1,069,685.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2016:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$140,400,000	$21.64	$21.83	$21.64
Investments in real estate equity securities (2)	9,096,510	1.40	1.41	1.40
Other assets, net	4,172,205	0.64	0.65	0.64
Line of credit	(53,200,000)	(8.20)	(8.27)	(8.20)
Mortgage note payable	(14,500,000)	(2.24)	(2.25)	(2.24)
Other liabilities, net	(2,500,108)	(0.36)	(0.38)	(0.36)
NAV per share	$83,468,607	$12.88	$12.99	$12.88

(1)    The value of our investments in real estate was approximately 3.9% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 13.3% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2016.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$58,555,936	$9.03	$9.11	$9.03
Plus:
Unrealized gain on real estate investments	5,317,875	0.82	0.83	0.82
Accumulated depreciation	4,432,337	0.68	0.69	0.68
Accumulated amortization related to intangible lease assets and liabilities	5,483,302	0.85	0.85	0.85
Deferred offering costs and expenses	10,479,926	1.62	1.63	1.62
Less:
Deferred rent receivable	(800,769)	(0.12)	(0.12)	(0.12)
Net asset value	$83,468,607	$12.88	$12.99	$12.88
As of March 31, 2016, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of March 31, 2016. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	8.03%	7.38%
Retail properties	6.90%	6.45%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2016 of 0.25% would yield a decrease in the total office property investment value of 1.8% and a decrease in the retail property investment value of 1.8%.

The deferred offering costs and expenses of $10,479,926 are initially excluded from the NAV calculation. This includes $9,531,300 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of March 31, 2016 were recorded as assets and as such have no impact on our NAV as of March 31, 2016 and (2) the amount payable to our advisor as reflected on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The amount deferred will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through March 31, 2016, we reimbursed our advisor for $2,071,414 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. In addition, during the quarter ended March 31, 2016, we reimbursed our advisor for $250,000 under the expense support agreement, which has been included as a deduction to our NAV calculation in a pro rata amount on a daily basis for the quarter ended March 31, 2016. The deferred offering costs and expenses included in the table above also includes $948,626 payable to SC Distributors, LLC, or the dealer manager, who has agreed to defer payment of these costs until an unspecified future date.

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

MFFO
As defined by the Investment Program Association, or IPA, MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs, non-cash amounts related to straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,409,882)	$(413,335)

Real estate related depreciation	909,020	484,528
Real estate related amortization	1,456,937	512,942
NAREIT defined FFO	956,075	584,135

Additional adjustments
Straight line rents	37,323	(120,068)
Amortization of above- and below-market lease intangibles	(86,046)	(93,374)
IPA defined MFFO	$907,352	$370,693
We believe that our FFO for three months ended March 31, 2016, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offering, and the amount we may raise in our offering is uncertain. We commenced our offering on January 3, 2013. We intend to contribute any additional net proceeds from our offering that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our offering through March 31, 2016, we raised $46,809,272 from the sale of Class A shares, $43,058,520 from the sale of Class I shares and $55,000 from the sale of Class T shares. With respect to the Class I amount, $10,000,000 of the Class I shares were purchased by RREEF America.

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

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851 which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of March 31, 2016, the outstanding balance and interest rate were $53,200,000 and 2.14%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2016, our maximum borrowing capacity was $63,130,609. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2016 we were in compliance with all covenants.

On March 1, 2016, we, through an an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500,000 secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63%with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500,000 were applied to our Wells Fargo line of credit. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the Wells Fargo line of credit.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3,

2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of March 31, 2016, the total Deferred O&O paid by our advisor did not exceed the 15% limit. During the three months ended March 31, 2016, we reimbursed RREEF America for $230,157 of Deferred O&O, and we have made total reimbursements to RREEF America of $2,071,414 against the Deferred O&O through March 31, 2016.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that are not incurred under the third amended expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2016, we owed $77,461 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor agreed to incur these expense payments until the earlier of (1) the date we have surpassed $200,000,000 in aggregate gross proceeds from our offering or (2) the date the aggregate expense payments by our advisor exceed $9,200,000. As of December 31, 2015, our advisor has incurred $9,200,000 in expense payments. While receiving expense support, we continued to incur and pay certain fees and property level expenses, including acquisition related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor.

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250,000 per quarter, subject to adjustment as described in the expense support agreement. Through March 31, 2016, we reimbursed $250,000 to our advisor under the expense support agreement.

Subsequent to quarter end, on April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500 million in offering proceeds from our offerings, which we refer to as the ESA commencement date. We currently owe $8,950,000 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our Operating Partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid Deferred O&O under the advisory agreement and the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2016, our total operating expenses (as defined in our charter) were $2,589,130, which exceeded the 2%/25% guidelines by $242,607. On May 5, 2016, our independent directors determined that the excess amount of total operating expenses for the four quarters ended March 31, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only five to seven properties during the four fiscal quarters ended March 31, 2016. The portion of the excess amount approved by our independent directors that was incurred by our advisor will be eligible for reimbursement to our advisor in the future.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, the dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which the dealer manager will seek reimbursement at an unspecified future date. Ultimately, total organization and offering costs incurred will not exceed 15% of the gross proceeds from the offering. Through March 31, 2016, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Also through March 31, 2016, the dealer manager has paid on our behalf $1,302,350 in offering costs. The total organization and offering costs paid by our advisor and the dealer manager did not exceed the 15% limitation as of March 31, 2016. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager exceed the 15% limitation, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2016 and 2015 was $1,700,730 and $244,496, respectively. This increase is due to the operating cash flow from the additional properties acquired subsequent to March 31, 2015, offset by higher debt service costs as a result of higher debt balances. In addition, the depreciation and amortization expenses were $2,363,146 and $1,084,098 for the three months ended March 31, 2016 and 2015, respectively. The significant increase for the 2016 period relates to a full quarter of operations on seven properties as opposed to five properties during 2015.

Cash flow used in investing activities during the three months ended March 31, 2016 and 2015 was $229,422 and $56,719, respectively. This increase is due to the increase in investments in marketable securities with proceeds from sales and also from the cash dividends received from the portfolio.

Cash flow used in financing activities was $1,441,039 for the three months ended March 31, 2016. We received proceeds of $11,854,962 in our offering. We paid $1,330,196 in offering costs inclusive of reimbursements to our advisor. We borrowed $2,700,000 from our Wells Fargo line of credit to fund redemptions. We originated a property specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offering to repay $22,000,000 outstanding under the Wells Fargo line of credit agreement. In connection with the Nationwide loan, we paid $159,500 in financing costs. Cash distributions to stockholders paid during the three months ended March 31, 2016 were $1,008,339. Of the total distributions declared for the three months ended March 31, 2016, $407,009 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the quarter resulted in payments by us of $6,154,975, after deductions for any applicable 2% short term trading discounts.

For the three months ended March 31, 2015, cash flow provided by financing activities was $4,083,160. We raised $10,555,137 in our offering, a portion of which was used to repay borrowings under our line of credit. We borrowed $43,426,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our offering to repay the $48,400,000 outstanding under our Regions line of credit. We paid $470,226 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the each of the three-month periods ending March 31, 2016 for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended
	March 31, 2016	March 31, 2015
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00175668
Distributions paid or payable in cash	$633,913	$294,197
Distributions reinvested	407,009	358,056
Distributions declared	$1,040,922	$652,253

Source of Distributions:
Cash flow from operations	$633,913	$244,496
Reinvested via the distribution reinvestment plan	407,009	358,056
Borrowings	—	49,701
Total Sources of Distributions	$1,040,922	$652,253

Net Cash Provided by Operating Activities:	$1,700,730	$244,496

Funds From Operations:	$956,075	$584,135

For the three months ended March 31, 2016, our distributions were covered by our cash flow from operations. For periods from our inception through December 31, 2015, and not beyond December 31, 2015, our cash flow from operations included expense support received from our advisor.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended March 31, 2016, we processed redemptions for a total of 457,246 Class A shares at a weighted average price of $12.87 per share and redemptions for a total of 20,630 Class I shares at a weighted average price of $13.07 per share, in both cases before allowing for the 2% short-term trading discount. We funded these redemptions with cash flow from operations, proceeds from our offering or borrowings from our Wells Fargo line of credit. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Normal redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:
•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses
A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.
Off Balance Sheet Arrangements
As of March 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2016, we had $53,200,000 outstanding under our Wells Fargo line of credit at approximately 2.1%, representing approximately a 39.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $266,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2016, we owned $9,096,510 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2016 would result in a change of $909,651 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2016, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS
The following risk factor replaces the risk factor of the same heading contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016.
Repurchases of shares under our share redemption plan may be dilutive to our remaining stockholders.
Pursuant to our advisory agreement and our expense support agreement, we have delayed reimbursing our advisor for certain organization, offering and operating costs that have been incurred by our advisor under our our expense support agreement until we reach $500 million in gross offering proceeds from our offerings. In addition, we continue to reimburse our advisor for certain deferred organization and offering costs under our advisory agreement. We refer to these amounts as the deferred reimbursable amounts. Because the deferred reimbursable amounts are not immediately reflected in our NAV calculation and will not be reflected in our NAV calculation until such amounts are reimbursed to our advisor, stockholders from whom we repurchase shares before reimbursement of the deferred reimbursable amounts may have their shares repurchased at a higher NAV than would otherwise apply if all of the unpaid deferred reimbursable amounts were deducted from our assets when calculating our NAV. As a result, repurchases of shares pursuant to our share redemption plan that occur before all deferred reimbursable amounts are reimbursed by us and reflected in our NAV calculation may be dilutive to our remaining stockholders when such reimbursements are made to our advisor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, was initially declared effective by the SEC under the Securities Act, and we commenced our initial public offering. On January 27, 2016, we amended our charter to include newly designated shares of our Class T common stock, par value $0.01 per share, and our Class N common stock, par value $0.01 per share.
The per share price for each class of common stock sold in our public offering equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. SC Distributors, LLC, an unaffiliated broker-dealer, is serving as the dealer manager for our initial public offering.
No class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.

Through March 31, 2016, we had sold the following shares of common stock and raised the following proceeds in connection with our public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	3,669,304	$46,809,272
Class I shares	3,435,212	43,058,520
Class T shares	4,304	55,000
Distribution Reinvestment Plan:
Class A shares	106,048	1,347,459
Class I shares	141,630	1,788,489
Class T shares	—	—
Total	7,356,498	$93,058,740
From the commencement of our public offering through March 31, 2016, we incurred the following expenses related thereto:

Offering Costs
Selling commissions	$756,317
Distribution fees	311,915
Dealer manager fees (1)	537,166
Other offering expenses	10,512,778
Total offering expenses	$12,118,176

(1) The dealer manager waived the dealer manager fees on the Class I shares owned by RREEF America.
From the commencement of our public offering through March 31, 2016, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $91,453,342. Of the other offering expenses described above, approximately $9,500,000 have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by the dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. The dealer manager has agreed to defer reimbursement of the offering expenses it has paid until an unspecified future date. From January 3, 2013, the date we commenced our Offering, through March 31, 2016, the ratio of the cost of raising capital to capital raised was 13.0%.
From the commencement of the public offering through March 31, 2016, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $24,500,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $7,600,000 was used to purchase real estate equity securities;

•	Approximately $44,125,000 was used to repay outstanding amounts on our line of credit;

•	Approximately $7,590,000 was used to repurchase shares under our share redemption program; and

•	Approximately $7,500,000 was available for working capital or subsequent investment.

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

During the three months ended March 31, 2016, we received and processed redemption requests pursuant to our share redemption plan for 457,246 Class A shares of our common stock at a weighted average price of $12.87 per share before allowing for any applicable 2% short term trading discounts. In addition, we processed redemption requests pursuant to our share redemption plan for 20,630 Class I shares of our common stock at a weighted average price of $13.07 per share before allowing for any applicable 2% short term trading discounts. We funded these redemptions with cash flow from operations, proceeds from our offering or borrowings. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Normal redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

The following table sets forth information regarding redemptions of shares of our common stock pursuant to our redemption plan during the three months ended March 31, 2016.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1- January 31, 2016	15,087	$13.10	15,087	(1)
February 1 - February 29, 2016	8,347	$13.01	8,347	(1)
March 1 - March 31, 2016	454,442	$12.87	454,442	(1)

(1)	Redemptions are limited as described above.

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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to this Registration Statement filed November 29, 2012.
3.2	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2016.
3.3	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016.
3.4	Articles of Amendment of RREEF Property Trust, Inc, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2016.
4.1	Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 21, 2016.
4.2	Second Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2016.
10.1
Amended and Restated Advisory Agreement, dated as of January 20, 2016, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2016.

10.2
First Amendment to the Third Amended and Restated Expense Support Agreement, dated January 20, 2016, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2016.

10.3
Loan Agreement, dated as of March 1, 2016, between RPT Flats at Carrs Hill, LLC, as borrower, and Nationwide Life Insurance Company, as lender, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 22 to the Company's Registration Statement on Form S-11 filed April 14, 2016 ("Post-Effective Amendment No. 22").

10.4
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.5
Letter Agreement to the Wells Loan Agreement, dated March 22, 2016 and effective as of December 31, 2015, by and among RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Loudoun Gateway I, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RREEF Property Trust, Inc., as guarantor, and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 23, 2016.

10.6
Letter Agreement regarding Reimbursement of Expenses Pursuant to the Advisory Agreement and Expense Support Agreement by and among RREEF Property Trust, Inc., RREEF Property Operating Partnership, LP and RREEF America L.L.C., dated as of April 20, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2016.

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