Form 10-Q
period 2016-06-30
RREEF Property Trust, Inc.
filed 2016-08-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 10, 2016, the registrant had 3,646,009 shares of Class A common stock, $.01 par value, outstanding, 3,403,164 shares of Class I common stock, $.01 par value, outstanding, and 4,043 shares of Class T common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$31,754,687	$31,754,687
Buildings and improvements, less accumulated depreciation of $5,265,303 and $3,497,151, respectively	78,293,084	80,061,236
Furniture, fixtures and equipment, less accumulated depreciation of $78,394 and $26,166, respectively	287,507	339,735
Acquired intangible lease assets, less accumulated amortization of $7,764,554 and $4,782,000, respectively	20,167,134	23,149,688
Total investment in real estate assets, net	130,502,412	135,305,346
Investment in marketable securities	9,549,281	8,569,004
Total investment in real estate assets and marketable securities, net	140,051,693	143,874,350
Cash and cash equivalents	2,476,213	1,936,870
Receivables, net of allowance for doubtful accounts of $470,480 and zero, respectively	1,352,002	1,112,429
Deferred leasing costs, net	156,475	—
Prepaids and other assets	1,444,791	1,142,624
Total assets	$145,481,174	$148,066,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$46,648,267	$71,784,456
Mortgage loan payable, net	14,345,817	—
Accounts payable and accrued expenses	586,822	295,488
Due to affiliates	4,918,380	12,041,732
Note to affiliate, net of unamortized discount of $1,722,262 at June 30, 2016	7,227,738	—
Acquired below market lease intangibles, less accumulated amortization of $910,362 and $669,589, respectively	7,618,176	7,858,949
Distributions payable	211,791	192,435
Other liabilities	2,775,102	3,816,498
Total liabilities	84,332,093	95,989,558
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,641,146 and 3,077,546 issued and outstanding, respectively	36,412	30,776
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 3,403,793 and 2,914,314 issued and outstanding, respectively	34,038	29,143
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 4,043 and zero issued and outstanding, respectively	40	—
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	75,832,581	62,760,361
Accumulated deficit	(15,984,536)	(11,439,005)
Accumulated other comprehensive income	1,230,546	695,440
Total stockholders' equity	61,149,081	52,076,715
Total liabilities and stockholders' equity	$145,481,174	$148,066,273

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental and other property income	$3,260,003	$1,817,698	$6,498,902	$3,632,915
Tenant reimbursement income	284,746	235,329	640,142	470,344
Investment income on marketable securities	73,813	59,747	264,329	106,791
Total revenues	3,618,562	2,112,774	7,403,373	4,210,050
Expenses
General and administrative expenses	521,181	445,080	1,109,657	1,108,910
Property operating expenses	1,189,689	434,134	2,563,360	854,837
Advisory expenses	218,791	108,361	424,728	253,829
Depreciation	911,360	484,528	1,820,380	969,055
Amortization	1,456,936	512,942	2,913,873	1,025,883
Total operating expenses	4,297,957	1,985,045	8,831,998	4,212,514
Operating income (loss)	(679,395)	127,729	(1,428,625)	(2,464)
Interest expense	(550,654)	(258,315)	(1,116,361)	(720,761)
Net realized gain (loss) upon sale of marketable securities	223,991	(83,104)	129,046	96,200
Net loss	$(1,006,058)	$(213,690)	$(2,415,940)	$(627,025)
Weighted average number of common shares outstanding:
Basic and diluted	6,757,026	4,771,626	6,566,630	4,455,011
Net loss per common share:
Basic and diluted	$(0.15)	$(0.04)	$(0.37)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,006,058)	$(213,690)	$(2,415,940)	$(627,025)
Other comprehensive income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (gain) loss	(223,991)	83,104	(129,046)	(96,200)
Unrealized gain (loss) on marketable securities	384,852	(898,025)	664,152	(635,395)
Total other comprehensive income (loss)	160,861	(814,921)	535,106	(731,595)
Comprehensive loss	$(845,197)	$(1,028,611)	$(1,880,834)	$(1,358,620)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$62,760,361	$(11,439,005)	$695,440	$52,076,715
Issuance of common stock	—	—	1,110,637	11,106	507,007	5,070	4,043	40	—	—	—	—	21,337,554	—	—	21,353,770
Issuance of common stock through the distribution reinvestment plan	—	—	40,586	406	25,760	258	—	—	—	—	—	—	863,621	—	—	864,285
Redemption of common stock	—	—	(587,623)	(5,876)	(43,288)	(433)	—	—	—	—	—	—	(8,124,913)	—	—	(8,131,222)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,129,591)	—	(2,129,591)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(201,668)	—	—	(201,668)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,664,254)	—	—	(2,664,254)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,415,940)	535,106	(1,880,834)
Balance, June 30, 2016	—	$—	3,641,146	$36,412	3,403,793	$34,038	4,043	$40	—	$—	—	$—	$75,832,581	$(15,984,536)	$1,230,546	$61,149,081

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,415,940)	$(627,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,820,380	969,055
Net realized gain upon sale of marketable securities	(129,046)	(96,200)
Amortization of intangible lease assets and liabilities	2,741,781	839,136
Amortization of deferred financing costs	169,127	239,726
Allowance for doubtful accounts	470,480	—
Straight line rent	(289,236)	(233,914)
Amortization of discount on note to affiliate	139,618	—
Changes in assets and liabilities:
Receivables	(208,874)	31,434
Deferred leasing costs	(156,475)	—
Prepaids and other assets	59,667	(159,496)
Accounts payable and accrued expenses	(94,965)	(5,499)
Other liabilities	153,061	(243,002)
Due to affiliates	85,337	571,618
Net cash provided by operating activities	2,344,915	1,285,833
Cash flows from investing activities:
Investment in marketable securities	(6,154,708)	(7,459,827)
Proceeds from sale of marketable securities	5,839,799	5,304,541
Net cash used in investing activities	(314,909)	(2,155,286)
Cash flows from financing activities:
Proceeds from line of credit	2,700,000	43,426,851
Repayments of line of credit	(28,000,000)	(55,126,851)
Proceeds from notes payable	14,500,000	—
Proceeds from issuance of common stock	21,156,682	15,439,304
Payment of offering costs	(2,060,673)	(753,924)
Repayment of note to affiliate	(250,000)	—
Distributions to investors	(2,110,235)	(1,334,942)
Repurchase of shares	(8,131,222)	(36,916)
Common stock issued through the distribution reinvestment plan	864,285	668,440
Deferred financing costs paid	(159,500)	(719,314)
Net cash (used in) provided by financing activities	(1,490,663)	1,562,648
Net increase in cash and cash equivalents	539,343	693,195
Cash and cash equivalents, beginning of period	1,936,870	2,119,387
Cash and cash equivalents, end of period	$2,476,213	$2,812,582

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2016	2015
Accrued offering costs payable to affiliates	$—	$1,802,425
Distributions declared and unpaid	211,791	169,853
Unrealized gain (loss) on marketable securities	535,106	(731,595)
Purchases of marketable securities not yet paid	27,710	270,023
Proceeds from sale of marketable securities not yet received	32,466	345,689
Proceeds from issuance of common stock not yet received	197,088	—
Discount on note to affiliate	1,861,880	—
Accrued dealer manager and distribution fees	828,684	—
Supplemental Cash Flow Disclosures:
Interest paid	$766,748	$477,281

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. On February 14, 2012, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased 16,667 shares of the Company’s Class B common stock for a total cash consideration of $200,000 to provide the Company’s initial capitalization. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and contributed $199,000 to the Operating Partnership in exchange for its general partner interest. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company and the initial limited partner of the Operating Partnership, contributed $1,000 to the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the proceeds to the Operating Partnership.
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
On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company offered for sale up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Public Offering”). On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B shares, $0.01 par value per share ("Class B Shares"), in the Public Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations. Initially, the Company offered to the public two classes of shares of its common stock, Class A shares, $0.01 par value per share ("Class A Shares") and Class B Shares, in any combination of Class A Shares and Class B Shares with a dollar value up to the maximum offering amount.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in Class D shares (the "Private Offering," and together with the Public Offering and the Follow-On Public Offering (defined below), the "Offerings"). On January 27, 2016, the Company filed articles supplementary and articles of amendment to its articles of incorporation to (a) change the name of its Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). On February 2, 2016, the Company filed an amendment to the Registration Statement to add the Class T shares to the Public Offering, and that amendment to the Registration Statement was declared effective by the SEC on February 9, 2016. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account for a given offering will automatically convert to Class N shares.
Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D shares only, applicable selling commissions. Each class of shares may have a different NAV per

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

share because of certain class-specific fees and expenses, such as the distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
On December 23, 2015, the Company filed a registration statement on Form S-11 (File No. 333-208751) registering $2,300,000,000 in shares of its common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for the Company's follow-on offering (the "Follow-On Public Offering"). On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “New Dealer Manager Agreement”) with Deutsche AM Distributors, Inc. (the “New Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America. On July 12, 2016, the Company's Follow-On Public Offering was declared effective by the SEC. Also see Note 7.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company adjusted its accounting for trailing fees, as described below, which resulted in an immaterial correction to the consolidated financial statements. Otherwise, there have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2016.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of SC Distributors, LLC, the dealer manager for the Public Offering through June 30, 2016, (“SC Distributors”), costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse SC Distributors or the New Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to each of the Public Offering and the Follow-On Public Offering will not exceed 15% of the gross proceeds from the Public Offering or the Follow-On Public Offering, respectively. In addition, the Company will not reimburse RREEF America,SC Distributors or the New Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering or the Follow-On Public Offering, respectively.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum for approximately four years on the net asset value of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds to be raised during the Public Offering and the Follow-On Public Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital.
Correction of Immaterial Understatement of Liabilities
During the three months ended June 30, 2016, the Company identified an immaterial understatement of its liability for Trailing Fees. Previously, the Company accrued for Trailing Fees on a daily basis as offering costs, which are recorded as a reduction of capital in excess of par value. The Company has determined that an estimate for the full amount of the future liability of Trailing Fees should be accrued upon the sale of the Company's shares that incur Trailing Fees. The Company's consolidated financial statements as of and for the year ended December 31, 2015 have been corrected to record a liability for future Trailing Fees. This change has no impact on the Company's net loss or cash flows. The correction of this immaterial misstatement will also be reflected in comparable prior period amounts in the Company's future filings.
The following table summarizes the effects of this change:

	As of December 31, 2015
	Previously Reported	Adjustment	Corrected
Other liabilities	$2,193,557	1,622,941	$3,816,498
Total liabilities	$94,366,617	1,622,941	$95,989,558
Additional paid in capital	$64,383,302	(1,622,941)	$62,760,361
Total stockholders' equity	$53,699,656	(1,622,941)	$52,076,715
Concentration of Credit Risk
As of June 30, 2016 and 2015, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

As of June 30, 2016, the Company owned six commercial properties with fourteen tenants and one student housing property with 316 beds. As of June 30, 2015, the Company owned five commercial properties with thirteen tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and six months ended June 30, 2016 and 2015 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Loudoun Gateway, Sterling VA	20.4%	22.0%
Flats at Carrs Hill, Athens GA	19.8%	20.0%
Terra Nova Plaza, Chula Vista, CA1	15.5%	13.5%
Anaheim Hills Office Plaza, Anaheim CA	15.2%	15.0%
Commerce Corner, Logan Township, NJ	12.0%	12.4%
Total	82.9%	82.9%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Orbital ATK Inc. - Loudoun Gateway	20.5%	22.0%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	10.0%	10.1%
Total	30.5%	32.1%

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Terra Nova Plaza, Chula Vista, CA [1]	27.8%	27.2%
Anaheim Hills Office Plaza, Anaheim CA	23.8%	24.0%
Commerce Corner, Logan Township, NJ	20.5%	20.7%
Heritage Parkway, Woodridge, IL	15.2%	15.2%
Wallingford Plaza, Seattle, WA	12.7%	12.9%
Total	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	16.4%	16.5%
Allstate Insurance Company - Heritage Parkway	15.2%	15.2%
The Sports Authority, Inc - Terra Nova Plaza[1]	14.0%	13.7%
Bed, Bath & Beyond - Terra Nova Plaza	13.7%	13.5%
Performance Food Group, Inc. - Commerce Corner	12.2%	12.4%
Total	71.5%	71.3%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of June 30, 2016 and 2015 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	June 30, 2016	June 30, 2015
Orbital ATK Inc. - Loudoun Gateway	22.0%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	11.1%	19.1%
Allstate Insurance Company - Heritage Parkway	10.3%	18.5%
Performance Food Group, Inc. - Commerce Corner	6.8%	12.4%
The Sports Authority, Inc. - Terra Nova Plaza [1]	6.3%	11.7%
Total	56.5%	61.7%
1 On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy. The Sports Authority, Inc. publicly announced plans to close all of its 463 stores, and will pursue a full sale of its assets. On June 29, 2016, The Sports Authority Inc.'s lease at Terra Nova Plaza was awarded at auction to another retailer and the Company is currently in discussions with such winning bidder regarding the lease at Terra Nova Plaza. All outstanding receivables as of June 30, 2016 related to The Sports Authority, Inc., including $269,089 of accounts receivable for March base rent plus certain tenant reimbursements, and $200,969 of deferred rent receivable, have been reserved, with such reserve included in property operating expenses on the consolidated statements of operations. Base rent for April through July 2016 was received by the Company from The Sports Authority, Inc.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. It requires the Company to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the accounting for the fees related to the software license element would be in a manner consistent with how the acquisition of other software licenses are accounted for under ASC 350-40. If the arrangement does not contain a software license, the accounting would be for the arrangement as a service contract. ASU 2015-05 became effective for the Company on January 1, 2016. The Company determined that its cloud computing arrangements do not contain software licenses, and thus there was no impact on the Company's consolidated financial statements upon adoption of ASU 2015-05.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company on January 1, 2016. There was no impact on the Company's consolidated financial statements upon the adoption of ASU 2015-16.
In January 2016, the FASB issued ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. The

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018 for the Company for both its interim and annual reporting periods with early adoption permitted. The Company has not yet evaluated the impact of ASU 2016-01 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2016, the Company is not a lessee under any lease contracts. ASU 2016-02 is effective on January 1, 2019, with early adoption permitted. The Company has not yet evaluated the impact of ASU 2016-02 on its consolidated financial statements.
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit approximated its fair value of $47,200,000 and $72,500,000 at June 30, 2016 and December 31, 2015, respectively. The carrying amount of the Company's mortgage loan payable approximated its fair value of $14,500,000 at June 30, 2016.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of June 30, 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate properties during the six months ended June 30, 2016 and 2015. The Company's rental and other property income for the three and six months ended June 30, 2016 and 2015 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenue	$3,021,129	$1,610,479	$6,037,575	$3,212,254
Straight line revenue	152,828	113,845	289,236	233,914
Above- and below-market lease amortization	86,046	93,374	172,091	186,747
Rental and other property income	$3,260,003	$1,817,698	$6,498,902	$3,632,915

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of June 30, 2016 and December 31, 2015, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of June 30, 2016 and December 31, 2015 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	June 30, 2016	December 31, 2015
Marketable securities—cost	$8,318,735	$7,873,564
Unrealized gains	1,348,889	827,989
Unrealized losses	(118,343)	(132,549)
Net unrealized gain	1,230,546	695,440
Marketable securities—fair value	$9,549,281	$8,569,004

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2016 and 2015, marketable securities sold generated proceeds of $2,731,836 and $3,005,669, respectively, resulting in gross realized gains of $279,772 and $90,420, respectively, and gross realized losses of $55,781 and $173,524, respectively. During the six months ended June 30, 2016 and June 30, 2015, marketable securities sold generated proceeds of $5,854,654 and $5,622,769 resulting in gross realized gains of $402,420 and $296,393, respectively, and gross realized losses of $273,374 and $200,193, respectively.

NOTE 6 — NOTES PAYABLE
Regions Line of Credit

On May 1, 2013, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a secured revolving line of credit arrangement (the “Regions Line of Credit”) pursuant to a credit agreement with Regions

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

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

On March 6, 2015, the Company refinanced its Regions Line of Credit with a new secured line of credit from Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit") (described below). In connection therewith, the Company borrowed $43,426,851 from the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit. As a result, the Company fully expensed unamortized deferred financing costs under the Regions Line of Credit in the amount of $82,762. As of March 6, 2015, the Regions Line of Credit had an outstanding balance and weighted average interest rate of $42,400,000 and 2.66%, respectively.

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 under the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2016 and December 31, 2015, the outstanding balance was $47,200,000 and $72,500,000, respectively, and the weighted average interest rate was 2.16%, and 2.05%, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company's maximum borrowing capacity was $64,864,181 and $75,000,000, respectively, with the June 30, 2016 borrowing capacity being less than the December 31, 2015 borrowing capacity due to the refinancing of The Flats at Carrs Hill discussed below.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of June 30, 2016 and December 31, 2015.

Nationwide Life Insurance Loan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

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

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loan payable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Line of credit	$47,200,000	$72,500,000
Deduct: Deferred financing costs, less accumulated amortization	(551,733)	(715,544)
Line of credit, net	$46,648,267	$71,784,456

Mortgage loan payable	$14,500,000	$—
Deduct: Deferred financing costs, less accumulated amortization	(154,183)	—
Mortgage loan payable, net	$14,345,817	$—

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
June 30, 2016
(Unaudited)

for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The fees earned by RREEF America for the three and six months ended June 30, 2016 and 2015 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2016, if any, is dependent on several factors, including but not limited to the performance of the Company's investments and interest rates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed component	$218,791	$151,985	$424,728	$253,829
Performance component	—	(43,624)	—	—
	$218,791	$108,361	$424,728	$253,829

The performance component for the three months ended June 30, 2015 represents a reversal of the performance component that was accrued as of March 31, 2015 as the performance of the Company's shares for the six months ended June 30, 2015 no longer met the minimum 6% hurdle.

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

For the three months ended June 30, 2016 and 2015, RREEF America incurred $82,210 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. For the six months ended June 30, 2016 and 2015, RREEF America incurred $159,927 and $22,242 reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of June 30, 2016 and December 31, 2015, the Company had payable to RREEF America $75,358 and zero, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended June 30, 2016 and 2015, the Company reimbursed RREEF America $230,157 and $230,157, respectively. For the six months ended June 30, 2016 and 2015, the company reimbursed RREEF America $460,315 and $457,785, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

The amount of Deferred O&O payable to RREEF America is as follows.

	June 30, 2016	December 31, 2015
Total Deferred O&O	$4,618,318	$4,618,318
Reimbursements made to RREEF America	(2,301,572)	(1,841,257)
Deferred O&O reimbursable to RREEF America	$2,316,746	$2,777,061

Expense Support Agreement
Pursuant to the terms of the expense support agreement as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company raised $200,000,000 in aggregate gross proceeds from the Offerings or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. As of December 31, 2015, the balance of $9,200,000 in Expense Payments consisted of $3,970,819 in organization and offering costs and $5,229,181 in operating expenses.
As the maximum amount of Expense Payments has been reached, the Company is no longer eligible to receive Expense Payments from RREEF America. In addition, under the Expense Support Agreement, RREEF America agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Pursuant to this provisions, reimbursement of the Expense Payments was triggered in January 2016, for which the Company would reimburse RREEF America $250,000 per quarter (the "Quarterly Reimbursement").
The Quarterly Reimbursements were scheduled to continue until RREEF America is fully repaid for all Expense Payments. In accordance with the quarterly reimbursement schedule, the Company's obligation to reimburse RREEF America represented a non-interest bearing note due to RREEF America ("Note to Affiliate") which is subject to the imputation of interest. In accordance therewith, as of January 1, 2016, the Company recorded a discount on the Note to Affiliate equal to the difference between the $9,200,000 face amount and the present value of the contractual reimbursements using an estimated market interest rate of 5.0%. The Company estimated the market interest rate based on how an independent market participant would evaluate the note in addition to considering other financing options available to the Company. The amount of the Quarterly Reimbursement is subject to adjustment in amount or timing as described in the Expense Support Agreement. However, the provisions altering the amount or timing of the Quarterly Reimbursement are contingent on future events not within the Company's control and which cannot be reasonably estimated. Accordingly, these contingencies were not considered in determining the present value of the Note to Affiliate as of January 1, 2016. As of January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. For the three months ended March 31, 2016, the Company made one payment of $250,000 to RREEF America and amortized $91,726 of the discount into interest expense.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500 million in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 will instead be amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three and six month periods ended June 30, 2016, the Company amortized $47,892 and $139,618 respectively of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors. On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “New Dealer Manager Agreement”) with Deutsche AM Distributors, Inc. (the “New Dealer Manager”), a registered broker-dealer. The New Dealer Manager Agreement governs the distribution by the New Dealer Manager of the Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Company’s Follow-On Public Offering and any subsequent registered public offering. The New Dealer Manager is an affiliate of RREEF America. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the New Dealer Manager entered into an agreement whereby the Company will pay to the New Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Public Offering that remain outstanding. As of June 30, 2016, the Company has accrued $2,451,625 in Trailing Fees payable to the New Dealer Manager which is included in due to affiliates on the consolidated balance sheet.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the New Dealer Manager under the New Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the Public Offering or the Follow-On Public Offering, respectively. Further, the Company will not reimburse RREEF America, SC Distributors or the New Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering of the Follow-On Public Offering, respectively. Through June 30, 2016, the Company has raised $102,831,484 in the Public Offering. A summary of the Company's total organization and offering costs for the Public Offering is shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

	Deferred O&O - RREEF America	Expense Payments - O&O Portion (1)	Other organization and offering costs (2)	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2015	$4,618,318	$3,970,819	$4,221,760	$12,810,897	$—	$12,810,897
Additions	—	—	2,809,276	2,809,276	—	2,809,276
Balance, June 30, 2016	$4,618,318	$3,970,819	$7,031,036	$15,620,173	$—	$15,620,173
(1) Includes $195,450 of prepaid costs related to the Private Offering as of June 30, 2016.
(2) Includes $1,622,941 and $2,451,625 of accrued trailing fees as of December 31, 2015 and June 30, 2016 respectively.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2016, total operating expenses of the Company were $2,770,386 which exceeded the 2%/25% Guidelines by $170,209. On August 11, 2016, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended June 30, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only five to seven properties during the four fiscal quarters ended June 30, 2016. The Excess Amount approved by the Company’s independent directors that was incurred by RREEF America will be reimbursed to RREEF America.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2016 and December 31, 2015, the Company owed its affiliates for the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

	June 30, 2016	December 31, 2015
Deferred O&O	$2,316,746	$2,777,061
Expense Payments	—	9,200,000
Reimbursable under the advisory agreement	75,358	—
Advisory fees	74,651	64,671
Accrued trailing fees	2,451,625	—
Due to affiliates	$4,918,380	$12,041,732

Note to Affiliate	$8,950,000
Unamortized discount	(1,722,262)
Note to Affiliate, net of unamortized discount	$7,227,738

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
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class T shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of 2.75% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately four years. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Class N shares are not sold in the primary Public Offering or the primary Follow-On Public Offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given offering has incurred a maximum of 10% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to the Public Offering or Follow-On Public Offering exceeds 10% of the gross proceeds from the primary portion of the Public Offering or the Follow-On Public Offering, respectively; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

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
Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares. The redemption price per share is equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Normal redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

During the three and six months ended June 30, 2016 and 2015, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from our Public Offering and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	130,377	$12.91	$1,683,167
Class I	22,658	13.12	297,273
Class T	—	—	—

Six Months Ended June 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	587,623	$12.88	$7,568,584
Class I	43,288	13.09	566,640
Class T	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

Three Months Ended June 30, 2015	Shares	Weighted Average Share Price	Amount
Class A	—	$—	$—
Class I	—	—	—

Six Months Ended June 30, 2015	Shares	Weighted Average Share Price	Amount
Class A	—	$—	$—
Class I	2,859	12.91	36,916

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

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
Shown below are details of the Company's distributions for the three months ended March 31, 2016 and 2015 as well as three months and six months ended June 30, 2016 and 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

	Three Months Ended		Six Months Ended June 30, 2016
	March 31, 2016	June 30, 2016
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203
Distributions paid or payable in cash	$633,913	$631,393	$1,265,306
Distributions reinvested	407,009	457,276	864,285
Distributions declared	$1,040,922	$1,088,669	$2,129,591
Class A shares issued upon reinvestment	18,860	21,726	40,586
Class I shares issued upon reinvestment	12,476	13,284	25,760
Class T shares issued upon reinvestment	—	—	—
`

	Three Months Ended		Six Month Ended June 30, 2015
	March 31, 2015	June 30, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456
Distributions paid or payable in cash	$294,197	$455,114	$749,311
Distributions reinvested	358,056	310,384	668,440
Distributions declared	$652,253	$765,498	$1,417,751
Class A shares issued upon reinvestment	11,126	13,684	24,810
Class I shares issued upon reinvestment	16,669	10,679	27,348
Class T shares issued upon reinvestment	—	—	—
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

NOTE 11 — SEGMENT INFORMATION

For the three months ended June 30, 2016 and 2015, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2016 and December 31, 2015 and net loss for the three and six months ended June 30, 2016 and 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2016	$130,502,412	$9,549,281	$140,051,693

Reconciliation to total assets of June 30, 2016
Carrying value per reportable segments			$140,051,693
Corporate level assets			5,429,481
Total assets			$145,481,174

Carrying value as of December 31, 2015	$135,305,346	$8,569,004	$143,874,350

Reconciliation to total assets of December 31, 2015
Carrying value per reportable segments			$143,874,350
Corporate level assets			4,191,923
Total assets			$148,066,273

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

Three Months Ended June 30, 2016	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$3,260,003	$—	$3,260,003
Tenant reimbursement income	284,746	—	284,746
Investment income on marketable securities	—	73,813	73,813
Total revenues	3,544,749	73,813	3,618,562
Operating expenses
Property operating expenses	1,189,689	—	1,189,689
Total segment operating expenses	1,189,689	—	1,189,689
Operating income - segments	$2,355,060	$73,813	$2,428,873

Three Months Ending June 30, 2015
Revenues
Rental and other property income	$1,817,698	$—	$1,817,698
Tenant reimbursement income	235,329	—	235,329
Investment income on marketable securities	—	59,747	59,747
Total revenues	2,053,027	59,747	2,112,774
Operating expenses
Property operating expenses	434,134	—	434,134
Total segment operating expenses	434,134	—	434,134
Operating income - Segments	$1,618,893	$59,747	$1,678,640

		Three Months Ended June 30
Reconciliation to net loss		2016	2015
Operating income - segments		$2,428,873	$1,678,640
General and administrative expenses		(521,181)	(445,080)
Advisory expenses		(218,791)	(108,361)
Depreciation		(911,360)	(484,528)
Amortization		(1,456,936)	(512,942)
Operating loss		(679,395)	127,729
Interest expense		(550,654)	(258,315)
Net realized gain (loss) upon sale of marketable securities		223,991	(83,104)
Net loss		$(1,006,058)	$(213,690)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

Six Months Ended June 30, 2016	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$6,498,902	$—	$6,498,902
Tenant reimbursement income	640,142	—	640,142
Investment income on marketable securities	—	264,329	264,329
Total revenues	7,139,044	264,329	7,403,373
Operating expenses
Property operating expenses	2,563,360	—	2,563,360
Total segment operating expenses	2,563,360	—	2,563,360
Operating income - Segments	$4,575,684	$264,329	$4,840,013

Six Months Ended June 30, 2015
Revenues
Rental and other property income	$3,632,915	$—	$3,632,915
Tenant reimbursement income	470,344	—	470,344
Investment income on marketable securities	—	106,791	106,791
Total revenues	4,103,259	106,791	4,210,050
Operating expenses
Property operating expenses	854,837	—	854,837
Total segment operating expenses	854,837	—	854,837
Operating income - Segments	$3,248,422	$106,791	$3,355,213

Reconciliation to net loss		Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Operating income - segments		$4,840,013	$3,355,213
General and administrative expenses		(1,109,657)	(1,108,910)
Advisory expenses		(424,728)	(253,829)
Depreciation		(1,820,380)	(969,055)
Amortization		(2,913,873)	(1,025,883)
Operating loss		(1,428,625)	(2,464)
Interest expense		(1,116,361)	(720,761)
Net realized gain upon sale of marketable securities		129,046	96,200
Net loss		$(2,415,940)	$(627,025)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2016
(Unaudited)

NOTE 12 — ECONOMIC DEPENDENCY
The Company depends on RREEF America and the New Dealer Manager (see Notes 7 and 14) for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America or the New Dealer Manager is unable to provide such services, the Company would be required to find alternative service providers.
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

NOTE 14 — SUBSEQUENT EVENTS

On July 1, 2016, the Company announced that its board of directors declared a cash distribution equal to $0.00181182 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from July 1, 2016 through September 30, 2016.

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors. On July 1, 2016, the Company and its Operating Partnership entered into the New Dealer Manager Agreement with the New Dealer Manager. See Notes 1 and 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
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
We invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

Our initial public offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356), or the Registration Statement, under which we offered up to $2,500,000,000 of shares of our common stock in any combination of Class A and Class B shares, which we refer to as the initial offering. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class B shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our initial offering. Our initial public offering terminated on July 1, 2016. We raised a total of $102,831,484 in proceeds from our initial public offering.

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, we commenced a private offering of up to a maximum of $350,000,000 in Class D shares. On January 27, 2016, we filed articles supplementary and articles of amendment to our articles of incorporation to (a) change the name of our Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). On February 2, 2016, we filed an amendment to the Registration Statement to add the Class T shares to our initial offering, and that amendment to the Registration Statement was declared effective on February 9, 2016. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholders account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account will automatically convert to Class N shares. We also changed the NASDAQ Mutual Fund Quotation System symbol for our Class B shares from ZRPTBX to ZRPTIX, and obtained a NASDAQ Mutual Fund Quotation System symbol for our Class T shares of ZRPTTX. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T shareholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a shareholder's Class T account will automatically convert to Class N shares. Any previous references to Class B shares have been changed to Class I shares. We did not make any other changes to the term or provisions of our Class B shares.

In December 2015, we filed a Registration Statement on Form S-11 (File No. 333-208751) for our follow-on public offering for up to $2,300,000,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering includes up to $2,100,000,000 in shares in our primary offering and up to $200,000,000 in shares in our distribution reinvestment plan. Our follow-on offering was declared effective by the SEC on July 12, 2016. We have engaged Deutsche AM Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our follow-on offering pursuant to our dealer manager agreement. Our initial offering and our follow-on offering are each referred to as an offering.
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
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington, or Wallingford Plaza, for a purchase price of $12,728,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
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

On September 30, 2015, we acquired a fee simple interest in a student housing building located in Athens, Georgia, or The Flats at Carrs Hill, for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition, including closing costs, with existing cash and by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,864 square-foot five-story student housing building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool. Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

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

Excluding The Flats at Carrs Hill, as of June 30, 2016, our weighted average remaining lease term was 6.4 years. The following table represents certain additional information about the properties we owned as of June 30, 2016:

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

(1) Occupancy is based on executed leases as of June 30, 2016.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of June 30, 2016, our real estate equity securities portfolio consisted of publicly-traded common stock of 47 REITs with a value of $9,549,281. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2016:

As of June 30, 2016, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	11.1%
Equity Residential	8.4
Ventas, Inc.	4.5
Public Storage	4.3
Prologis, Inc.	4.1
Extra Space Storage, Inc.	3.6
Vornado Realty Trust	3.4
Welltower, Inc.	3.1
Duke Realty Corporation	2.9
Boston Properties, Inc.	2.8
Total	48.2%

Market Outlook

The U.S. economy and financial markets have absorbed a series of mini-shocks over the past year, including a Chinese slowdown, slumping commodity prices, a soaring dollar, a retrenching energy industry, a Federal Reserve interest rate hike, and the United Kingdom’s “Brexit” vote to leave the European Union.

While commercial real estate generally exhibits a low correlation with other asset classes, it is not immune to broader capital-market forces. In the first quarter of 2016, the prices of commercial mortgage backed securities (CMBS) and listed REITs slumped, resulting in higher mortgage rates, accelerated REIT dispositions, and more generally, a sense of unease among some investors. Transaction volume slid 20% (year-over-year) and some measures indicated that commercial real estate (CRE) prices plateaued on a national basis. However, financial conditions improved markedly in the second quarter of 2016, interrupted only briefly by the Brexit vote.

We believe the outlook for commercial real estate is bright. Despite global headwinds, the U.S. economy appears fundamentally sound, supported by a resurgent consumer and housing market, and lacking in acute imbalances (e.g., inflation or asset bubbles) that have precipitated past recessions. While supply is increasing, it is generally doing so at a measured and sustainable pace, allowing absorption to propel occupancies and rents. Capitalization rates are historically low, but they are elevated relative to interest rates. Accordingly, we expect that real estate returns will be lower than in the recent past but on a par with historical levels on an inflation-adjusted basis.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through June 30, 2016, we acquired six additional properties and significantly increased our outstanding debt balance as described above under "Portfolio Information - Real Estate Portfolio." In addition, we have not invested all of the offering proceeds we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Three months ended June 30, 2016 and 2015

Revenues

Our total rental and reimbursement income for the three months ended June 30, 2016 and 2015 was $3,544,749 and $2,053,027, respectively. Our 2016 rental and tenant reimbursement income increased from 2015 due to the additional acquisitions as described above under "Portfolio Information - Real Estate Portfolio." Straight line revenues were $152,828 and $113,845, respectively, for the three months ended June 30, 2016 and 2015. The increase in the 2016 period is due to the acquisition of Loudoun Gateway in late 2015. Typically, our leases have contractual base rent increases, which cause corresponding decreases in the straight line rent adjustments once effective. The acquisition of The Flats at Carrs Hill did not impact the straight line rent adjustment since student housing property's typically have one year leases with fixed rents.

Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza represent our same-store real estate investments for the three months ended June 30, 2016 and 2015, because they were the only properties owned for the entirety of the periods. For those periods, rental and reimbursement income was $76,000 higher in 2016 compared to 2015, due to contractual base rent increases of approximately $52,000 offset by straight line revenue decreases of approximately $34,000, and increased tenant reimbursements of approximately $58,000 primarily related operating expenses.

For the three months ended June 30, 2016 and 2015, our investment income on marketable securities was $73,813 and $59,747, respectively. The increase in investment income is due to an additional $2,000,000 invested in marketable securities in May 2015 thereby increasing the average holdings for 2016 over the prior year. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from the sale of securities are reinvested in the common stock of other publicly-traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three months ended June 30, 2016 and 2015 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended June 30, 2016 and 2015 were $4,297,957 and $1,985,045, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director compensation. For the three months ended June 30, 2016 and 2015, general and administrative expenses were $521,181 and $445,080, respectively. The amount for 2016 is higher than 2015 primarily due to higher audit and legal fees.

Property operating expenses for the three months ended June 30, 2016 and 2015 were $1,189,689 and $434,134, respectively. The significant increase is primarily due to the additional acquisitions as described above under "Portfolio Information-Real Estate Portfolio", with notable, albeit expected increases in real estate taxes, electricity charges, property maintenance and administrative expenses, as well as reserves related to the bankruptcy filing of The Sports Authority, Inc., a tenant at Terra Nova Plaza. Depreciation and amortization also significantly increased in the 2016 period compared to the 2015 period as a result of the additional acquisitions.

On a same-store basis (for Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza), property operating expenses for the three months ended June 30, 2016 increased by approximately $166,000 compared to the same period of 2015 primarily due to $133,000 of accounts receivable and straight line rent reserves at Terra Nova Plaza.

On a same-store basis, we believe that it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the three months ended June 30, 2016 and 2015, same-store net operating income decreased slightly, by approximately $29,000 primarily due to $106,000 of non-straight line accounts receivable reserves at Terra Nova Plaza. These reserves were offset by the increase in base rental income due to contractual rent increases and increased tenant reimbursement income.

The fixed component of the advisory fee is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended June 30, 2016 and 2015, the fixed component of the advisory fee was $218,791 and $151,985, respectively. The increase in the fixed component of the advisory fee is commensurate with the overall increase in NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, the expenses of the Company and interest rates. No performance component of the advisory fee was earned by our advisor for the three months ended June 30, 2016.

There were no acquisition-related expenses during the three months ended June 30, 2016 and 2015 because there were no acquisitions in either of these periods. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended June 30, 2016 and 2015, interest expense was $550,654 and $258,315, respectively. This increase was partly due to the imputation of interest of $47,892 on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor as of December 31, 2015, the repayment provisions were triggered in January 2016, causing us to impute interest on the payment stream. The three months ended June 30, 2016 and 2015 experienced weighted average outstanding balances on our line of credit of $50.6 million and $37.7 million, respectively. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties during the 2016 period as compared to the 2015 period, all but one of which were financed on our line of credit and also resulted in lower unused line of credit fees. Also contributing to the increased interest expense in the 2016 period compared to the 2015 period is the long term property specific loan executed on March 1, 2016 for The Flats at Carrs Hill which has a fixed interest rate of 3.63%, slightly higher than the 2.1% interest rate on the Wells Fargo line of credit, and the additional amortization of financing costs. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average borrowing amounts than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease. In addition, we anticipate utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Gains (Losses) from Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the three months ended June 30, 2016, these portfolio refinements resulted in a net realized gain of $223,991. For the three months ended June 30, 2015, we had net realized losses of $83,104. The REIT securities market continued to advance during the three months ended June 30, 2016, which contributed to unrealized gains of $160,861 in that period. During the same period of 2015, our securities portfolio experienced a net unrealized loss of $814,921, primarily due to a decline in REIT sector values. As of June 30, 2016, we owned a portfolio of publicly-traded common stock of 47 REITs with a cost basis of $8,318,735 and a fair value of $9,549,281, reflecting a net unrealized gain of $1,230,546.

Six months ended June 30, 2016 and 2015

Revenues

Our total rental and reimbursement income for the six months ended June 30, 2016 and 2015 was $7,139,044 and $4,103,259, respectively. Our results for the 2015 period included income from Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza, while our 2016 results for the same period additionally include the subsequent acquisitions of The Flats at Carrs Hill and Loudoun Gateway, as described above under Portfolio Information - Real Estate Portfolio. Straight line revenues were $289,236 and $233,914, respectively, for the six months ended June 30, 2016 and 2015. The increase in 2016 over 2015 is reflective of our additional property acquisitions.

Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza, represent our only same-store real estate investments for the six months ended June 30, 2016 and 2015 being the only properties owned for the entirety of the periods. For those periods, rental and reimbursement income was approximately $124,000 higher in 2016 compared to 2015, due to contractual base rent increases of approximately $109,000 offset by straight line revenue decreases of approximately $91,000, and increased tenant reimbursements of approximately $97,000 primarily related operating expenses.

For the six months ended June 30, 2016 and 2015, our investment income on marketable securities was $264,329 and $106,791, respectively. The increase is reflective of the fact that we averaged approximately $8,000,000 of marketable securities investments during the 2016 period compared to approximately $6,500,000 during the 2015 period. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are reinvested in the common stock of other publicly-traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the six months ended June 30, 2016 and 2015 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the six months ended June 30, 2016 and 2015 were $8,831,998 and $4,212,514, respectively. The sharp increase was largely due to acquisitions of The Flats at Carrs Hill and Loudoun Gateway properties in the second half of 2015, as property operating expenses, depreciation and amortization all increased commensurate with the size of the portfolio. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, legal fees, audit fees and independent director fees. For the six months ended June 30, 2016 and 2015, general and administrative expenses were $1,109,657 and $1,108,910, respectively.

Property operating expenses for the six months ended June 30, 2016 and 2015 were $2,563,360 and $854,837, respectively. The significant increase is due to the two acquisitions made in the second half of 2015. Depreciation and amortization also significantly increased in the 2016 period compared to the 2015 period as a result of these acquisitions.

On a same-store basis (Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza, and Terra Nova Plaza), property operating expenses for the six months ended June 30, 2016 increased by approximately $521,000 compared to the same period of 2015, mainly driven by $470,000 of accounts receivable and straight line rent reserves at Terra Nova Plaza and slight increases in real estate taxes and administrative expenses.

On a same-store basis, it is helpful to compare the net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less the property operating expenses. For the six months ended June 30, 2016 and 2015, same-store net operating income decreased approximately $106,000 primarily due to the accounts receivable reserves of

$270,000 at Terra Nova Plaza, offset by the net effect of increased rental income of $214,000 and increased property operating expenses of $50,000 primarily in real estate taxes, repairs and administrative expenses.

During the six months ended June 30, 2016 and 2015, we accrued advisory fees of $424,728 and $253,829, respectively. The amount for both periods is comprised entirely of the fixed component of the advisory fee, which is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the 2015 period, the fee was earned by our advisor after our combined NAV of all share classes reached $50,000,000 on January 22, 2015.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle. The performance component is calculated separately for each class of shares and is comprised of the distributions paid to stockholders in each class of shares combined with the change in respective share price. The performance component of the advisory fee for each class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component earned by RREEF America during the year ended December 31, 2016, if any, is dependent on several factors, including but not limited to the performance of our investments and interest rates. No performance component of the advisory fee was earned by our advisor for the six months ended June 30, 2016.

There were no acquisition-related expenses during the six months ended June 30, 2016 and 2015, because there were no acquisitions in either of these periods. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the six months ended June 30, 2016 and 2015, interest expense was $1,116,361 and $720,761, respectively. This increase was partly due to the imputation of interest on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor, the repayment provisions were triggered in January 2016, causing us to impute interest on the future payment stream. Interest expense for the 2016 period was higher than the 2015 period primarily due to a greater weighted average outstanding aggregate loan balance due to the additional borrowings on our line of credit related to acquisitions which occurred in the second half of 2015. In addition, the amount borrowed on the line of credit at approximately 2.1% for The Flats at Carrs Hill was later repaid when a long term fixed rate property specific mortgage at 3.63% interest was executed on March 1, 2016. In connection therewith, the six months ended June 30, 2016 and 2015 experienced weighted average outstanding aggregate loan balances of $67.2 million and $41.5 million, respectively. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is subject to continual refinements in positions held. Historically, all proceeds from sales of marketable securities have been reinvested into other marketable securities. For the six months ended June 30, 2016, these portfolio refinements resulted in a net realized gain of $129,046 compared to a net realized gain of $96,200 for the same period in 2015. The REIT securities market continued to advance during the latter part of the six months ended June 30, 2016, resulting in unrealized gains of $535,106. During the same period in 2015, the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy resulting in unrealized losses of $731,595 for the six months ended June 30, 2015.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2016:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$143,400,000	$20.23	$20.42	$20.23
Investments in real estate equity securities (2)	9,549,281	1.35	1.36	1.35
Other assets, net	4,857,114	0.69	0.69	0.69
Line of credit	(47,200,000)	(6.67)	(6.72)	(6.67)
Mortgage loan payable	(14,500,000)	(2.05)	(2.07)	(2.05)
Other liabilities, net	(2,814,588)	(0.37)	(0.40)	(0.37)
Net asset value	$93,291,807	$13.18	$13.28	$13.18

(1)    The value of our investments in real estate was approximately 6.0% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 14.8% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2016.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$61,149,081	$8.63	$8.70	$8.63
Plus:
Unrealized gain on real estate investments	8,161,400	1.15	1.16	1.15
Accumulated depreciation	5,343,697	0.76	0.76	0.76
Accumulated amortization related to intangible lease assets and liabilities	6,854,192	0.97	0.98	0.97
Deferred costs and expenses	12,709,796	1.80	1.81	1.80
Less:
Deferred rent receivable	(926,359)	(0.13)	(0.13)	(0.13)
Net asset value	$93,291,807	$13.18	$13.28	$13.18
With respect to the unrealized gain on real estate investments reflected above, as of June 30, 2016, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of June 30, 2016. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.97%	7.31%
Retail properties	6.95%	6.15%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2016 of 0.25% would yield a decrease in the total office property investment value of 1.7% and a decrease in the retail property investment value of 1.8%.

The deferred costs and expenses of $12,709,796 includes amounts that are initially excluded from the NAV calculation. This includes $9,349,034 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of June 30, 2016 were recorded as assets and as such have no impact on our NAV as of June 30, 2016 and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. These deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through June 30, 2016, we reimbursed our advisor for $2,301,572 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,451,625 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to Deutsche AM Distributors, Inc., or the dealer manager. The deferred costs and expenses included in the table above also includes $948,626 reimbursable to SC Distributors, LLC, our former dealer manager, which was paid to them in July and deducted from the NAV during July.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,006,058)	$(213,690)	$(2,415,940)	$(627,025)

Real estate related depreciation	911,360	484,528	1,820,380	969,055
Real estate related amortization	1,456,936	512,942	2,913,873	1,025,883
NAREIT defined FFO	1,362,238	783,780	2,318,313	1,367,913

Additional adjustments
Straight line rents	(125,589)	(113,845)	(88,267)	(233,914)
Amortization of above- and below-market lease intangibles	(86,046)	(93,374)	(172,091)	(186,747)
IPA defined MFFO	$1,150,603	$576,561	$2,057,955	$947,252
We believe that our FFO for the three and six months ended June 30, 2016, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our active offering, and the amount we may raise in our offering is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offering that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since the commencement of our initial offering through June 30, 2016, we raised $53,605,370 from the sale of Class A shares, $45,577,890 from the sale of Class I shares and $55,000 from the sale of Class T shares. With respect to the Class I amount, $10,000,000 of the Class I shares were purchased by RREEF America.

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

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851 which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of June 30, 2016, the outstanding balance and interest rate were $47,200,000 and 2.16%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any point in time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2016, our maximum borrowing capacity was $64,864,181. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2016 we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of June 30, 2016, the total Deferred O&O paid by our advisor did not cause us to exceed the 15% limit. During the six months ended June 30, 2016, we reimbursed RREEF America for $460,315 of Deferred O&O, and we have made total reimbursements to RREEF America of $2,301,572 against the Deferred O&O through June 30, 2016.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2016, we owed $75,358 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor agreed to incur these expense payments until the earlier of (1) the date we surpassed $200,000,000 in aggregate gross proceeds from our offering or (2) the date the aggregate expense payments by our advisor exceed $9,200,000. As of December 31, 2015, our advisor has incurred $9,200,000 in expense payments. While we received expense support, we continued to incur and pay certain fees and property level expenses, including acquisition-related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor.

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250,000 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250,000 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500 million in offering proceeds from our offerings, which we refer to as the ESA commencement date. We currently owe $8,950,000 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our Operating Partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid Deferred O&O under the advisory agreement and the unpaid monthly reimbursements under the expense support agreement shall be waived.

Limits on Expense Reimbursement

In all cases, reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that such reimbursement payment will not cause the aggregate organization and offering costs paid by us for an offering to exceed 15% of the gross proceeds from the sale of shares in such offering as of the date of the reimbursement payment, and such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes.

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2016, our total operating expenses (as defined in our charter) were $2,770,386, which exceeded the 2%/25% guidelines by $170,209. On August 11, 2016, our independent directors determined that the excess amount of total operating expenses for the four quarters ended June 30, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only five to seven properties during the four fiscal quarters ended June 30, 2016. The excess amount approved by our independent directors that was incurred by our advisor will be reimbursed to our advisor.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through June 30, 2016, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Also through June 30, 2016, our former dealer manager has paid on our behalf $1,618,114 in offering costs. The total organization and offering costs paid by our advisor and the dealer manager did not exceed the 15% limitation as of June 30, 2016 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2016 and 2015 was $2,344,915 and $1,285,833, respectively. This increase is due to the operating cash flow from the additional properties acquired subsequent to June 30, 2015, offset by higher debt service costs as a result of higher debt balances. In addition, the depreciation and amortization expenses were $4,731,288 and $2,047,917 for the six months ended June 30, 2016 and 2015, respectively. The significant increase for the 2016 period relates to operations on seven properties as opposed to five properties during 2015.

Cash flow used in investing activities during the six months ended June 30, 2016 and 2015 was $314,909 and $2,155,286, respectively. The 2015 period included $2,000,000 of additional investments made into our real estate securities portfolio. No additional investments into our real estate securities portfolio were made during the 2016 period.

Cash flow used in financing activities was $1,490,663 for the six months ended June 30, 2016. We received proceeds of $21,156,682 in our offering. We paid $2,060,673 in offering costs inclusive of reimbursements to our advisor. We borrowed $2,700,000 from our Wells Fargo line of credit to fund redemptions. We originated a property specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offering to repay $28,000,000 outstanding under the Wells Fargo line of credit. In connection with the Nationwide loan, we paid $159,500 in financing costs. Cash distributions to stockholders paid during the six months ended June 30, 2016 were $2,110,235. Of the total distributions declared for the six months ended June 30, 2016, $864,285 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2016 that resulted in payments by us of $8,131,222, after deductions for any applicable 2% short-term trading discounts.

For the six months ended June 30, 2015, cash flow provided by financing activities was $1,562,648. We raised $15,439,304 in our offering, a portion of which was used to repay borrowings under our line of credit. We borrowed $43,426,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our offering to repay the $55,126,851 outstanding under our Regions line of credit. We paid $753,924 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended
	March 30, 2016	June 30, 2016	June 30, 2016
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203
Distributions paid or payable in cash	$633,913	$631,393	$1,265,306
Distributions reinvested	407,009	457,276	864,285
Distributions declared	$1,040,922	$1,088,669	$2,129,591

Source of Distributions:
Cash flow from operations	$633,913	$631,393	$1,265,306
Reinvested via the distribution reinvestment plan	407,009	457,276	864,285
Total Sources of Distributions	$1,040,922	$1,088,669	$2,129,591

Net Cash Provided by Operating Activities:	$1,700,730	$644,185	$2,344,915

Funds From Operations:	$956,075	$1,362,238	$2,318,313

For the six months ended June 30, 2016, our distributions were covered by our cash flow from operations. For periods from our inception through December 31, 2015, and not beyond December 31, 2015, our cash flow from operations included expense support received from our advisor.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended June 30, 2016, we processed redemptions for a total of 130,377 Class A shares at a weighted average price of $12.91 per share and redemptions for a total of 22,658 Class I shares at a weighted average price of $13.12 per share, in both cases before allowing for the 2% short-term trading discount. We funded these redemptions with cash flow from operations, proceeds from our offering or borrowings from our line of credit.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:
•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities

•Revenue Recognition
•Organization and Offering Expenses
A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by the most recent report on Form 10-Q. For the six months ended June 30, 2016, the only significant change to our critical accounting policies was that estimated future trailing fees that will be payable to our dealer manager are now accrued in the period of sale of a share of our common stock. Additional information regarding this accounting change can be found in Note 2 ("Summary of Significant Accounting Policies") of this Form 10-Q.
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
Off Balance Sheet Arrangements
As of June 30, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2016, we had $47,200,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.2%, representing approximately a 34.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $236,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2016, we owned $9,549,281 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2016 would result in a change of $954,928 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2016, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended
December 31, 2015, filed with the SEC on March 23, 2016, and in Part II, Item 1A of our Quarterly Report on Form 10-Q
filed with the Commission on May 11, 2016. Subsequent to these filings, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, was initially declared effective by the SEC under the Securities Act, and we commenced our initial public offering. On February 9,2016, an amendment to our Registration Statement for our initial public offering was declared effective, which added our Class T shares of common stock, par value $0.01 per share, to such offering.
The per share price for each class of common stock sold in our public offering equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. SC Distributors, LLC, an unaffiliated broker-dealer, served as the dealer manager for our initial public offering. On July 1, 2016, our initial public offering terminated.
On July 12, 2016, our Registration Statement on Form S-11 (File No. 333-208571), registering our follow-on public offering of up to $2.3 billion in any combination of our shares our Class A common stock, our Class I common stock, our Class T common stock and our Class N shares of common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act.
No class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.
Through June 30, 2016, we had sold the following shares of common stock and raised the following proceeds in connection with our initial public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	4,184,784	$53,605,370
Class I shares	3,627,435	45,577,890
Class T shares	4,043	55,000
Distribution Reinvestment Plan:
Class A shares	127,773	1,630,385
Class I shares	154,913	1,962,839
Class T shares	—	—
Total	8,098,948	$102,831,484
From the commencement of our initial public offering through June 30, 2016, we incurred the following expenses related thereto:

Offering Costs
Selling commissions	$881,623
Distribution fees	367,655
Dealer manager fees (1)	640,791
Other offering expenses	13,497,590
Total offering expenses	$15,387,659

(1) The former dealer manager waived the dealer manager fees on the Class I shares owned by RREEF America.
From the commencement of our initial public offering through June 30, 2016, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which are being paid by RREEF America), were $100,941,415. Of the other offering expenses described above, approximately $9,500,000 had not been paid by us but have been paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by our former dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. We fully repaid our former dealer manager in July 2016. From January 3, 2013, the date we commenced our initial public offering, through June 30, 2016, the ratio of the cost of raising capital (excluding $2,451,625 of estimated trailing fees payable in the future) to capital raised was 12.6%.
From the commencement of the public offering through June 30, 2016, the net offering proceeds to us referred to above have been allocated to the following uses:

•	Approximately $24,500,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $7,600,000 was used to purchase real estate equity securities;

•	Approximately $50,125,000 was used to repay outstanding amounts on our line of credit;

•	Approximately $8,275,000 was used to repurchase shares under our share redemption program; and

•	Approximately $7,500,000 was available for working capital or subsequent investment.

On November 27, 2012 we adopted a share redemption plan whereby on a daily basis stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of an investor's initial date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

During the three months ended June 30, 2016, we received and processed redemption requests pursuant to our share redemption plan for 130,377 Class A shares of our common stock at a weighted average price of $12.91 per share before allowing for any applicable 2% short-term trading discounts. In addition, we processed redemption requests pursuant to our share redemption plan for 22,658 Class I shares of our common stock at a weighted average price of $13.12 per share before allowing for any applicable 2% short-term trading discounts. We funded these redemptions with cash flow from operations, proceeds from our offering or borrowings on our line of credit. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

The following table sets forth information regarding redemptions of shares of our common stock pursuant to our redemption plan during the three months ended June 30, 2016.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1- April 30, 2016	101,690	$12.88	101,690	(1)
May 1-May 31, 2016	34,869	$13.07	34,869	(1)
June 1-June 30, 2016	16,476	$13.06	16,476	(1)

(1)	Redemptions are limited as described above.

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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 12, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to this Registration Statement filed November 29, 2012.
3.2	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2016.
3.3	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016.
3.4	Articles of Amendment of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2016.
3.5	Second Articles of Amendment of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2016.
10.1
Letter Agreement regarding Reimbursement of Expenses Pursuant to the Advisory Agreement and Expense Support Agreement by and among RREEF Property Trust, Inc., RREEF Property Operating Partnership, LP and RREEF America L.L.C., dated as of April 20, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2016.

10.2
Amendment to Extend Altus Valuation Advisory Services Agreement by and among Altus Group US Inc., RREEF Property Trust, Inc. and RREEF America L.L.C., dated as of May 24, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2016.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith