Form 10-Q
period 2016-09-30
RREEF Property Trust, Inc.
filed 2016-11-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 10, 2016, the registrant had 3,663,882 shares of Class A common stock, $.01 par value, outstanding, 3,623,070 shares of Class I common stock, $.01 par value, outstanding, and 4,043 shares of Class T common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$37,238,612	$31,754,687
Buildings and improvements, less accumulated depreciation of $6,160,930 and $3,497,151, respectively	97,252,040	80,061,236
Furniture, fixtures and equipment, less accumulated depreciation of $103,329 and $26,166, respectively	290,570	339,735
Acquired intangible lease assets, less accumulated amortization of $10,734,410 and $4,782,000, respectively	26,060,924	23,149,688
Total investment in real estate assets, net	160,842,146	135,305,346
Investment in marketable securities	8,718,930	8,569,004
Total investment in real estate assets and marketable securities, net	169,561,076	143,874,350
Cash and cash equivalents	2,233,714	1,936,870
Receivables, net of allowance for doubtful accounts of $27,726 and zero, respectively	1,286,292	1,112,429
Deferred leasing costs, net of amortization of $11,339 and zero, respectively	145,137	—
Prepaids and other assets	1,533,718	1,142,624
Total assets	$174,759,937	$148,066,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$79,969,804	$71,784,456
Mortgage loan payable, net	14,349,804	—
Accounts payable and accrued expenses	1,786,916	295,488
Due to affiliates	4,801,217	12,041,732
Note to affiliate, net of unamortized discount of $1,687,270 at September 30, 2016	7,262,730	—
Acquired below market lease intangibles, less accumulated amortization of $2,523,322 and $669,589, respectively	6,160,433	7,858,949
Distributions payable	218,600	192,435
Other liabilities	1,558,220	3,816,498
Total liabilities	116,107,724	95,989,558
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,672,589 and 3,077,546 issued and outstanding, respectively	36,727	30,776
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 3,437,266 and 2,914,314 issued and outstanding, respectively	34,373	29,143
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 4,043 and zero issued and outstanding, respectively	40	—
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	76,335,694	62,760,361
Accumulated deficit	(18,399,239)	(11,439,005)
Accumulated other comprehensive income	644,618	695,440
Total stockholders' equity	58,652,213	52,076,715
Total liabilities and stockholders' equity	$174,759,937	$148,066,273

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental and other property income	$4,811,868	$1,827,487	$11,310,771	$5,460,402
Tenant reimbursement income	298,642	282,349	938,783	752,693
Investment income on marketable securities	100,314	68,310	364,643	175,101
Total revenues	5,210,824	2,178,146	12,614,197	6,388,196
Expenses
General and administrative expenses	484,966	412,090	1,594,622	1,520,999
Property operating expenses	1,196,943	481,691	3,760,305	1,336,528
Advisory expenses	445,066	168,000	869,794	421,829
Acquisition related expenses	158,762	424,549	158,762	424,549
Depreciation	920,562	487,367	2,740,942	1,456,422
Amortization	2,946,851	519,930	5,860,724	1,545,813
Total operating expenses	6,153,150	2,493,627	14,985,149	6,706,140
Operating loss	(942,326)	(315,481)	(2,370,952)	(317,944)
Interest expense	(541,561)	(249,343)	(1,657,922)	(970,104)
Net realized gain (loss) upon sale of marketable securities	243,689	(71,771)	372,736	24,429
Net loss	$(1,240,198)	$(636,595)	$(3,656,138)	$(1,263,619)
Weighted average number of common shares outstanding:
Basic and diluted	7,046,836	5,251,033	6,727,867	4,723,267
Net loss per common share:
Basic and diluted	$(0.18)	$(0.12)	$(0.54)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,240,198)	$(636,595)	$(3,656,138)	$(1,263,619)
Other comprehensive income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (gain) loss	(243,689)	71,771	(372,736)	(24,429)
Unrealized gain (loss) on marketable securities	(342,239)	201,775	321,914	(433,620)
Total other comprehensive income (loss)	(585,928)	273,546	(50,822)	(458,049)
Comprehensive loss	$(1,826,126)	$(363,049)	$(3,706,960)	$(1,721,668)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$62,760,361	$(11,439,005)	$695,440	$52,076,715
Issuance of common stock	—	—	1,183,954	11,840	561,568	5,616	4,043	40	—	—	—	—	23,033,275	—	—	23,050,771
Issuance of common stock through the distribution reinvestment plan	—	—	64,737	647	39,919	399	—	—	—	—	—	—	1,367,259	—	—	1,368,305
Redemption of common stock	—	—	(653,648)	(6,536)	(78,535)	(785)	—	—	—	—	—	—	(9,453,304)	—	—	(9,460,625)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,304,096)	—	(3,304,096)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(312,679)	—	—	(312,679)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,921,098)	—	—	(2,921,098)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,656,138)	(50,822)	(3,706,960)
Balance, September 30, 2016	—	$—	3,672,589	$36,727	3,437,266	$34,373	4,043	$40	—	$—	—	$—	$76,335,694	$(18,399,239)	$644,618	$58,652,213

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,656,138)	$(1,263,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,740,942	1,456,422
Net realized gain upon sale of marketable securities	(372,736)	(24,429)
Amortization of intangible lease assets and liabilities	4,110,016	1,265,693
Amortization of deferred financing costs	257,159	300,210
Allowance for doubtful accounts	27,726	—
Straight line rent	(210,205)	(336,850)
Amortization of discount on note to affiliate	174,610	—
Changes in assets and liabilities:
Receivables	49,593	(37,774)
Deferred leasing costs	(156,475)	—
Prepaids and other assets	(152,468)	(114,653)
Accounts payable and accrued expenses	706,810	(192,451)
Other liabilities	(156,867)	91,741
Due to affiliates	342,288	1,003,232
Net cash provided by operating activities	3,704,255	2,147,522
Cash flows from investing activities:
Investment in real estate and related assets	(33,761,415)	(27,004,401)
Improvements to real estate assets	(74,935)	—
Investment in marketable securities	(9,456,559)	(9,418,127)
Proceeds from sale of marketable securities	10,355,353	7,233,337
Net cash used in investing activities	(32,937,556)	(29,189,191)
Cash flows from financing activities:
Proceeds from line of credit	36,100,000	72,926,851
Repayments of line of credit	(28,000,000)	(63,826,851)
Proceeds from notes payable	14,500,000	—
Proceeds from issuance of common stock	23,050,771	24,621,532
Payment of offering costs	(4,178,368)	(1,185,106)
Repayment of note to affiliate	(250,000)	—
Distributions to investors	(3,277,931)	(2,169,818)
Repurchase of shares	(9,460,625)	(3,157,690)
Common stock issued through the distribution reinvestment plan	1,368,305	980,084
Deferred financing costs paid	(322,007)	(809,345)
Net cash provided by financing activities	29,530,145	27,379,657
Net increase in cash and cash equivalents	296,844	337,988
Cash and cash equivalents, beginning of period	1,936,870	2,119,387
Cash and cash equivalents, end of period	$2,233,714	$2,457,375

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2016	2015
Accrued offering costs payable to affiliates	$—	$2,236,157
Distributions declared and unpaid	218,600	170,998
Unrealized loss on marketable securities	(50,822)	(458,049)
Purchases of marketable securities not yet paid	786,477	31,417
Proceeds from sale of marketable securities not yet received	65,643	62,146
Proceeds from issuance of common stock not yet received	—	132,233
Discount on note to affiliate	1,861,880	—
Accrued dealer manager and distribution fees	687,257	—

Supplemental Cash Flow Disclosures:
Interest paid	$1,164,346	$619,607

In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$34,000,000	$27,000,000
Prepaids and other assets assumed	(7,055)	75,832
Other liabilities assumed	(231,530)	(71,431)
Investment in real estate and related assets	$33,761,415	$27,004,401

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D shares only, applicable selling commissions. Each class of shares may have a different NAV per

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

share because of certain class-specific fees and expenses, such as a distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
On December 23, 2015, the Company filed a registration statement on Form S-11 (File No. 333-208751) registering $2,300,000,000 in shares of its common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for the Company's follow-on offering (the "Follow-On Public Offering"). On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “New Dealer Manager Agreement”) with Deutsche AM Distributors, Inc. (the “New Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America. Also see Note 7. On July 12, 2016, the registration statement for the Company's Follow-On Public Offering was declared effective by the SEC.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company's management, the accompanying consolidated financial statements include all adjustments and eliminations, consisting only of normal recurring items necessary for their fair presentation in conformity with GAAP. Interim results are not necessarily indicative of operating results for a full year. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company adjusted its accounting for trailing fees, as described below, which resulted in an immaterial correction to the consolidated financial statements. Otherwise, there have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2016.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer managers for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer managers for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to each of the Public Offering and the Follow-On Public Offering will not exceed 15% of the gross proceeds from the Public Offering or the Follow-On Public Offering, respectively. In addition, the Company will not reimburse RREEF America or the dealer managers for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering or the Follow-On Public Offering, as applicable.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum for approximately four years on the net asset value of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during the Public Offering or the Follow-On Public Offering, respectively. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital.
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
Concentration of Credit Risk
As of September 30, 2016 and 2015, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

As of September 30, 2016, the Company owned six commercial properties with fourteen tenants, one medical office building with five tenants and one student housing property with 316 beds. As of September 30, 2015, the Company owned five commercial properties with thirteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and nine months ended September 30, 2016 and 2015 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Terra Nova Plaza, Chula Vista, CA1	42.4%	26.0%
Loudoun Gateway, Sterling VA	13.7%	18.4%
Flats at Carrs Hill, Athens GA	13.7%	17.3%
Anaheim Hills Office Plaza, Anaheim CA	10.4%	13.0%
Commerce Corner, Logan Township, NJ	8.4%	10.7%
Total	88.6%	85.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
The Sports Authority, Inc - Terra Nova Plaza[1]	37.1%	19.2%
Orbital ATK Inc. - Loudoun Gateway	13.7%	18.4%
Total	50.8%	37.6%

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Terra Nova Plaza, Chula Vista, CA [1]	26.3%	26.9%
Anaheim Hills Office Plaza, Anaheim CA	24.5%	24.2%
Commerce Corner, Logan Township, NJ	20.7%	20.7%
Heritage Parkway, Woodridge, IL	14.8%	15.1%
Wallingford Plaza, Seattle, WA	13.3%	13.0%
Total	99.6%	99.9%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	16.8%	16.6%
Allstate Insurance Company - Heritage Parkway	14.8%	15.1%
The Sports Authority, Inc - Terra Nova Plaza[1]	13.3%	13.6%
Bed, Bath & Beyond - Terra Nova Plaza	13.0%	13.3%
Performance Food Group, Inc. - Commerce Corner	12.5%	12.4%
Total	70.4%	71.0%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

1 On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy. On June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, the Company entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. In connection therewith, all outstanding receivables related to The Sports Authority, Inc., including $315,548 of accounts receivable and $228,208 of deferred rent receivable which were previously reserved, were fully written off. In addition, the Company also fully amortized the remaining acquired intangible lease assets and acquired below market lease intangible related to The Sports Authority, Inc. lease, the effect of which added approximately $1,898,000 to amortization expense and approximately $1,499,000 to rental and other property income on the Company's consolidated statement of operations for three and nine months ended September 30, 2016. The additional acquired below market lease revenue of $1,499,000 is included in the concentration tables above.
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2016 and 2015 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	September 30, 2016	September 30, 2015
Orbital ATK Inc. - Loudoun Gateway	19.7%	—%
New England Baptist Hospital - Allied Drive	11.7%	—%
Allstate Insurance Company - Heritage Parkway	9.5%	13.4%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	9.9%	13.3%
Total	50.8%	26.7%
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. However, other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09, as amended, becomes effective on January 1, 2018 for the Company for both its interim and annual reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 must be applied retrospectively either (a) to each prior reporting period presented, or (b) with a cumulative effect adjustment. The Company is evaluating the impact of ASU 2014-09 on its consolidated financial statements and has not decided how it will transition at adoption.
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
September 30, 2016
(Unaudited)

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
In January 2016, the FASB issued ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Upon adoption, the Company will be required to record the amount of net unrealized gain or loss on its investments in equity securities in earnings via a cumulative effect adjustment. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018 for the Company for both its interim and annual reporting periods with early adoption permitted for certain provisions. The Company has not yet evaluated the impact of ASU 2016-01 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2016, the Company is not a lessee under any lease contracts. Upon adoption, the Company would apply a modified retrospective approach that will depend on the types of leases the Company has in force at the time of adoption. ASU 2016-02 is effective on January 1, 2019 for the Company, with early adoption permitted. The Company is evaluating the impact of ASU 2016-02 on its consolidated financial statements.
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
September 30, 2016
(Unaudited)

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit approximated its fair value of $80,600,000 and $72,500,000 at September 30, 2016 and December 31, 2015, respectively. The carrying amount of the Company's mortgage loan payable approximated its fair value of $14,500,000 at September 30, 2016.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of September 30, 2016.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired one real estate property during the three and nine months ended September 30, 2016. The Company's rental and other property income for the three and nine months ended September 30, 2016 and 2015 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenue	$3,084,073	$1,631,177	$9,121,649	$4,843,431
Straight line revenue	149,178	102,936	438,413	336,850
Above- and below-market lease amortization	1,578,617	93,374	1,750,709	280,121
Rental and other property income	$4,811,868	$1,827,487	$11,310,771	$5,460,402

On September 27, 2016, the Company acquired Allied Drive, a two-story, 64,128 square foot medical office building located in Dedham, Massachusetts. The purchase price for this acquisition was $34,000,000, exclusive of closing costs. The Company funded the acquisition with cash on hand and by borrowing $32,400,000 from the Company's line of credit with Wells Fargo Bank. Of the $32,400,000 borrowed, $13,136,600 is from existing borrowing capacity on previously acquired properties, and $19,263,400 is allocated to Allied Drive.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties acquired during the nine months ended September 30, 2016 and 2015 as follows:

	2016 Acquisition	2015 Acquisition
	Allied Drive	The Flats at Carrs Hill
Land	$5,483,925	$3,143,752
Building and improvements	19,807,646	21,389,609
Furniture, fixtures and equipment	—	361,724
Acquired in-place leases	8,861,624	2,104,915
Acquired above-market leases	2,022	—
Acquired below-market leases	(155,217)	—
Total purchase price	$34,000,000	$27,000,000

The Company recorded revenues and net income related to the properties acquired during the three and nine months ended September 30, 2016 as follows:

Three and Nine Months Ended September 30, 2016
Revenues	$20,592
Net loss	(177,393)

The Company's estimated revenues and net loss, on a pro forma basis, as if the acquisition of Allied Drive was completed on January 1, 2015, for the three and nine months ended September 30, 2016 are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues	$5,818,589	$14,437,492
Net loss	(1,185,122)	(3,887,293)

The Company's estimated revenues and net loss, on a pro forma basis, as if the acquisitions of Commerce Corner, Anaheim Hills, Terra Nova and The Flats at Carrs Hill were completed on January 1, 2014, for the three and nine months ended September 30, 2015 are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$2,742,936	$8,228,807
Net loss	(232,359)	(697,076)
The pro forma information for the three and nine months ended September 30, 2016 and 2015 does not include acquisition costs of $158,762 and $424,549, respectively. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of September 30, 2016 and December 31, 2015, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of September 30, 2016 and December 31, 2015 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	September 30, 2016	December 31, 2015
Marketable securities—cost	$8,074,312	$7,873,564
Unrealized gains	766,476	827,989
Unrealized losses	(121,858)	(132,549)
Net unrealized gain	644,618	695,440
Marketable securities—fair value	$8,718,930	$8,569,004

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2016 and 2015, marketable securities sold generated proceeds of $4,548,731 and $1,645,254, respectively, resulting in gross realized gains of $405,650 and $44,093, respectively, and gross realized losses of $161,961 and $115,864, respectively. During the nine months ended September 30, 2016 and 2015, marketable securities sold generated proceeds of $10,403,385 and $7,268,022 resulting in gross realized gains of $808,071 and $340,485, respectively, and gross realized losses of $435,335 and $316,056, respectively.

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

On March 6, 2015, the Company refinanced the Regions Line of Credit with a new secured line of credit from Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit") (described below). In connection therewith, the Company borrowed $43,426,851 from the Wells Fargo Line of Credit, which was used to fully repay and retire the Regions Line of Credit. As a result, the Company fully expensed unamortized deferred financing costs under the Regions Line of Credit in the amount of $82,762. As of March 6, 2015, the Regions Line of Credit had an outstanding balance and weighted average interest rate of $42,400,000 and 2.66%, respectively.

Wells Fargo Line of Credit

On March 6, 2015, the Company borrowed $43,426,851 under the Wells Fargo Line of Credit which was used to fully repay and retire the Regions Line of Credit. The Wells Fargo Line of Credit has a three-year term with an initial maximum capacity of $75,000,000 and two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. On September 27, 2016, the Company increased maximum borrowing capacity under the Wells Fargo Line of Credit to $100,000,000. As of September 30, 2016 and December 31, 2015, the outstanding balance was $80,600,000 and $72,500,000, respectively, and the weighted average interest rate was 2.23% and 2.05%, respectively.

The Wells Fargo Line of Credit has as co-borrowers certain of the wholly-owned subsidiaries of the Operating Partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2016 and December 31, 2015, the Company's maximum borrowing capacity was $83,905,827 and $75,000,000, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all covenants as of September 30, 2016 and December 31, 2015.

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

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loan payable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Line of credit	$80,600,000	$72,500,000
Deduct: Deferred financing costs, less accumulated amortization	(630,196)	(715,544)
Line of credit, net	$79,969,804	$71,784,456

Mortgage loan payable	$14,500,000	$—
Deduct: Deferred financing costs, less accumulated amortization	(150,196)	—
Mortgage loan payable, net	$14,349,804	$—

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 20, 2018. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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

The fees earned by RREEF America for the three and nine months ended September 30, 2016 and 2015 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to this date, no fixed component of the advisory fee was earned by RREEF America. The actual performance component earned by RREEF America during the year ended December 31, 2016, if any, is dependent on several factors, including but not limited to the performance of the Company's investments and interest rates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed component	$233,596	$168,000	$658,324	$421,829
Performance component	211,470	—	211,470	—
	$445,066	$168,000	$869,794	$421,829

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
September 30, 2016
(Unaudited)

behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended September 30, 2016 and 2015, RREEF America incurred $55,836 and zero reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. For the nine months ended September 30, 2016 and 2015, RREEF America incurred $215,763 and $22,242 reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of September 30, 2016 and December 31, 2015, the Company had payable to RREEF America $118,675 and zero, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended September 30, 2016 and 2015, the Company reimbursed RREEF America $232,686 and $232,686, respectively. For the nine months ended September 30, 2016 and 2015, the Company reimbursed RREEF America $693,001 and $690,472, respectively.
The amount of Deferred O&O payable to RREEF America is as follows.

	September 30, 2016	December 31, 2015
Total Deferred O&O	$4,618,318	$4,618,318
Reimbursements made to RREEF America	(2,534,258)	(1,841,257)
Deferred O&O reimbursable to RREEF America	$2,084,060	$2,777,061

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company raised $200,000,000 in aggregate gross proceeds from the Offerings or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. As of December 31, 2015, the balance of $9,200,000 in Expense Payments consisted of $3,775,369 in organization and offering costs for the Public Offering, $195,450 of offering costs for the Private Offering and $5,229,181 in operating expenses.
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
September 30, 2016
(Unaudited)

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 will instead be amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three and nine months ended September 30, 2016, the Company amortized $34,992 and $174,610 respectively of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into the New Dealer Manager Agreement with the New Dealer Manager. The New Dealer Manager Agreement governs the distribution by the New Dealer Manager of the Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Company’s Follow-On Public Offering and any subsequent registered public offering. The New Dealer Manager is an affiliate of RREEF America. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the New Dealer Manager entered into an agreement whereby the Company will pay to the New Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Public Offering that remain outstanding. In addition, the Company is obligated to pay to the New Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of September 30, 2016, the Company has accrued $2,310,198 in

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Trailing Fees payable to the New Dealer Manager which is included in due to affiliates on the consolidated balance sheet.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the New Dealer Manager under the New Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs to exceed 15% of the gross proceeds from the Public Offering or the Follow-On Public Offering, respectively. Further, the Company will not reimburse RREEF America or the New Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Public Offering or the Follow-On Public Offering. Through September 30, 2016, the Company has raised $102,831,442 in the Public Offering. A summary of the Company's total organization and offering costs for the Public Offering is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs	Organization and offering costs in excess of the 15% limit	15% limited organization and offering costs
Balance, December 31, 2015	$4,618,318	$3,775,369	$4,221,760	$12,615,447	$—	$12,615,447
Additions	—		2,809,269	2,809,269	—	2,809,269
Balance, September 30, 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716	$—	$15,424,716
(1) Includes $1,622,941 and $2,179,544 of accrued trailing fees for the Public Offering as of December 31, 2015 and September 30, 2016 respectively.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses (an “Excess Amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2016, total operating expenses of the Company were $3,121,223 which exceeded the 2%/25% Guidelines by $257,058. On November 10, 2016, the Company’s independent directors determined that the Excess Amount of total operating expenses for the four quarters ended September 30, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to the Company’s average invested assets and net income, and (4) the Company’s average invested assets was low due to the Company’s ownership of only six to seven properties during the four fiscal quarters ended September 30, 2016. The Excess Amount approved by the Company’s independent directors that was incurred by RREEF America will be reimbursed to RREEF America.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2016 and December 31, 2015, the Company owed its affiliates for the following amounts:

	September 30, 2016	December 31, 2015
Deferred O&O	$2,084,060	$2,777,061
Expense Payments	—	9,200,000
Reimbursable under the advisory agreement	118,675	—
Advisory fees	288,284	64,671
Accrued Trailing Fees	2,310,198	—
Due to affiliates	$4,801,217	$12,041,732

Note to Affiliate	$8,950,000
Unamortized discount	(1,687,270)
Note to Affiliate, net of unamortized discount	$7,262,730

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
September 30, 2016
(Unaudited)

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

During the three and nine months ended September 30, 2016 and 2015, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from our public offerings and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	66,024	$13.11	$865,575
Class I	35,247	13.19	464,908
Class T	—	—	—

Nine Months Ended September 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	653,648	$12.90	$8,432,059
Class I	78,535	13.13	1,031,165
Class T	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Three Months Ended September 30, 2015	Shares	Weighted Average Share Price	Amount
Class A	9,214	$12.67	$116,741
Class I	239,538	12.78	3,061,296

Nine Months Ended September 30, 2015	Shares	Weighted Average Share Price	Amount
Class A	9,214	$12.67	$116,741
Class I	242,397	12.78	3,098,206

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
Shown below are details of the Company's distributions for each quarter of 2016 and 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

	Three Months Ended			Nine Months Ended September 30, 2016
	March 31, 2016	June 30, 2016	September 30, 2016
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203	$0.00181182
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$1,935,791
Distributions reinvested	407,009	457,276	504,020	1,368,305
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$3,304,096
Class A shares issued upon reinvestment	18,860	21,726	24,151	64,737
Class I shares issued upon reinvestment	12,476	13,284	14,159	39,919
Class T shares issued upon reinvestment	—	—	—	—

	Three Months Ended			Nine Month Ended September 30, 2015
	March 31, 2015	June 30, 2015	September 30, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$1,273,686
Distributions reinvested	358,056	310,384	311,644	980,084
Distributions declared	$652,253	$765,498	$836,019	$2,253,770
Class A shares issued upon reinvestment	11,126	13,684	15,386	40,196
Class I shares issued upon reinvestment	16,669	10,679	9,204	36,552
Class T shares issued upon reinvestment	—	—	—	—
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

NOTE 11 — SEGMENT INFORMATION

For the three months ended September 30, 2016 and 2015, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

of operating income of the Company's segments reconciled to total assets as of September 30, 2016 and December 31, 2015 and net loss for the three and nine months ended September 30, 2016 and 2015.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2016	$160,842,146	$8,718,930	$169,561,076

Reconciliation to total assets of September 30, 2016
Carrying value per reportable segments			$169,561,076
Corporate level assets			5,198,861
Total assets			$174,759,937

Carrying value as of December 31, 2015	$135,305,346	$8,569,004	$143,874,350

Reconciliation to total assets of December 31, 2015
Carrying value per reportable segments			$143,874,350
Corporate level assets			4,191,923
Total assets			$148,066,273

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Three Months Ended September 30, 2016	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$4,811,868	$—	$4,811,868
Tenant reimbursement income	298,642	—	298,642
Investment income on marketable securities	—	100,314	100,314
Total revenues	5,110,510	100,314	5,210,824
Operating expenses
Property operating expenses	1,196,943	—	1,196,943
Total segment operating expenses	1,196,943	—	1,196,943
Operating income - segments	$3,913,567	$100,314	$4,013,881

Three Months Ending September 30, 2015
Revenues
Rental and other property income	$1,827,487	$—	$1,827,487
Tenant reimbursement income	282,349	—	282,349
Investment income on marketable securities	—	68,310	68,310
Total revenues	2,109,836	68,310	2,178,146
Operating expenses
Property operating expenses	481,691	—	481,691
Total segment operating expenses	481,691	—	481,691
Operating income - Segments	$1,628,145	$68,310	$1,696,455

		Three Months Ended September 30
Reconciliation to net loss		2016	2015
Operating income - segments		$4,013,881	$1,696,455
General and administrative expenses		(484,966)	(412,090)
Advisory expenses		(445,066)	(168,000)
Acquisition related expenses		(158,762)	(424,549)
Depreciation		(920,562)	(487,367)
Amortization		(2,946,851)	(519,930)
Operating loss		(942,326)	(315,481)
Interest expense		(541,561)	(249,343)
Net realized gain (loss) upon sale of marketable securities		243,689	(71,771)
Net loss		$(1,240,198)	$(636,595)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

Nine Months Ended September 30, 2016	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$11,310,771	$—	$11,310,771
Tenant reimbursement income	938,783	—	938,783
Investment income on marketable securities	—	364,643	364,643
Total revenues	12,249,554	364,643	12,614,197
Operating expenses
Property operating expenses	3,760,305	—	3,760,305
Total segment operating expenses	3,760,305	—	3,760,305
Operating income - Segments	$8,489,249	$364,643	$8,853,892

Nine Months Ended September 30, 2015
Revenues
Rental and other property income	$5,460,402	$—	$5,460,402
Tenant reimbursement income	752,693	—	752,693
Investment income on marketable securities	—	175,101	175,101
Total revenues	6,213,095	175,101	6,388,196
Operating expenses
Property operating expenses	1,336,528	—	1,336,528
Total segment operating expenses	1,336,528	—	1,336,528
Operating income - Segments	$4,876,567	$175,101	$5,051,668

		Nine Months Ended September 30,
Reconciliation to net loss		2016	2015
Operating income - segments		$8,853,892	$5,051,668
General and administrative expenses		(1,594,622)	(1,520,999)
Advisory expenses		(869,794)	(421,829)
Acquisition related expenses		(158,762)	(424,549)
Depreciation		(2,740,942)	(1,456,422)
Amortization		(5,860,724)	(1,545,813)
Operating loss		(2,370,952)	(317,944)
Interest expense		(1,657,922)	(970,104)
Net realized gain upon sale of marketable securities		372,736	24,429
Net loss		$(3,656,138)	$(1,263,619)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2016
(Unaudited)

NOTE 12 — ECONOMIC DEPENDENCY
The Company depends on RREEF America and the New Dealer Manager (see Note 7) for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America or the New Dealer Manager is unable to provide such services, the Company would be required to find alternative service providers.
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

NOTE 14 — SUBSEQUENT EVENTS

On October 3, 2016, the Company announced that its board of directors declared a cash distribution equal to $0.00182234 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from October 1, 2016 through December 31, 2016.

On November 10, 2016, the board of directors of the Company, including a majority of the independent directors, approved the renewal of the Advisory Agreement by and among the Company, the Operating Partnership and RREEF America effective as of January 20, 2017 for an additional one-year term expiring January 20, 2018. The terms of the Advisory Agreement otherwise remain unchanged.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 20, 2017.

Our initial public offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356), or the Registration Statement, under which we offered up to $2,500,000,000 of shares of our common stock in any combination of Class A and Class B shares, which we refer to as the initial offering. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class B shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our initial offering. Our initial public offering terminated on July 1, 2016. We raised a total of $102,831,442 in proceeds from our initial public offering.

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share, or our Class D shares. On January 20, 2016, we commenced a private offering of up to a maximum of $350,000,000 in Class D shares. On January 27, 2016, we filed articles supplementary and articles of amendment to our articles of incorporation to (a) change the name of our Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share, or our Class T shares, and (c) add a newly-designated Class N common stock, $0.01 par value per share, or our Class N shares. On February 2, 2016, we filed an amendment to the Registration Statement to add the Class T shares to our initial offering, and that amendment to the Registration Statement was declared effective on February 9, 2016. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 10% of underwriting compensation), Class T shares owned in a stockholder's account will automatically convert to Class N shares. We also changed the NASDAQ Mutual Fund Quotation System symbol for our Class B shares from ZRPTBX to ZRPTIX, and obtained a NASDAQ Mutual Fund Quotation System symbol for our Class T shares of ZRPTTX. Any previous references to Class B shares have been changed to Class I shares. We did not make any other changes to the terms or provisions of our Class B shares.

In December 2015, we filed a Registration Statement on Form S-11 (File No. 333-208751) for our follow-on public offering for up to $2,300,000,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering includes up to $2,100,000,000 in shares in our primary offering and up to $200,000,000 in shares in our distribution reinvestment plan. The registration statement for our follow-on offering was declared effective by the SEC on July 12, 2016. We have engaged Deutsche AM Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our follow-on offering pursuant to our dealer manager agreement. Our initial offering and our follow-on offering are each referred to as an offering.
Portfolio Information

Real Estate Portfolio
On May 31, 2013, we acquired a fee simple interest in Heritage Parkway, a two-story office building located in Woodridge, Illinois, which we refer to as Heritage Parkway, for a purchase price of $13,300,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $6,700,000 under our line of credit. Heritage Parkway is a 94,233 square foot office building situated on 8.05 acres, located at the interchange of Interstate 55 and Lemont Road, approximately 25 miles west of downtown Chicago. Heritage Parkway is located in the Eastern East-West Corridor of the Chicago suburban office market, the largest of the metro’s suburban submarkets. The property is 100% leased to Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation (NYSE:ALL).
On December 18, 2013, we acquired a fee simple interest in a mixed-use building located in Seattle, Washington, which we refer to as Wallingford Plaza, for a purchase price of $12,728,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $5,500,000 under our line of credit. Wallingford Plaza is a 30,761 square foot, three-story, mixed-use (office over retail) building located on a 0.52 acre site at 4468 Stone Way North, on the corner of Stone Way North and North 45th Street. Wallingford Plaza is located in North Seattle, with convenient access to downtown Seattle, Puget Sound and the University of Washington. The building was constructed in 1916 and benefits from multiple renovation projects, including an approximately $2.3 million renovation project completed in 2013.
On April 11, 2014, we acquired a fee simple interest in an industrial building and an adjacent lot located in Logan Township, New Jersey, which we refer to as Commerce Corner, for a purchase price of $19,750,000, exclusive of closing costs. We funded this acquisition with existing capital and $17,600,000 from our line of credit. Of the $17,600,000 borrowed, $8,760,000 was from existing borrowing capacity on previously acquired properties, while $8,840,000 was allocated to Commerce Corner. Commerce Corner is a 259,910 square foot industrial building located on a 14.4 acre site at 1109 Commerce Boulevard, plus an additional adjacent 9.7 acre parcel of land which is partially utilized by one of the tenants for additional trailer parking. Situated one mile from Exit 10 of Interstate 295 and in close proximity to Interstate 95 and the New Jersey Turnpike, the Northeast Distribution Corridor’s primary north/south highways, Commerce Corner is strategically positioned at the front of the 3.1 million square foot LogistiCenter at Logan industrial park.
On July 2, 2014, we acquired a fee simple interest in an office building located in Anaheim, California, which we refer to as Anaheim Hills Office Plaza, for a purchase price of $18,500,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $14,700,000 from our line of credit. Of the $14,700,000 borrowed, $4,570,000 was from existing borrowing capacity secured by previously acquired properties, while $10,130,000 was specific to Anaheim Hills Office Plaza. Anaheim Hills Office Plaza is a 73,892 square foot, three-story, office building located on a 4.1 acre site located at 160 North Riverview Drive in Anaheim Hills, a submarket in Orange County. The property lies 15 miles north of John Wayne International Airport with direct access to CA-91 and ease of access to the regional freeway system. We believe the property's proximity to multiple major freeways provides access to a large and diverse labor pool. The building was constructed in 2008.

On October 2, 2014, we acquired a fee simple interest in a retail building located in Chula Vista, California, which we refer to as Terra Nova Plaza, for a purchase price of $21,850,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,100,000 from our line of credit. Of the $19,100,000 borrowed, $7,100,000 was from existing borrowing capacity secured by previously acquired properties, while $12,000,000 was specific to Terra Nova Plaza. Terra Nova Plaza is a 96,114 square foot, one-story retail building constructed in 1986 and located on an 8.34 acre site in Chula Vista, California. Chula Vista is situated 7.5 miles from downtown San Diego and 11 miles from the San Diego International Airport. Terra Nova Plaza is at the intersection of Interstate 805 and H Street, providing access, visibility and drive-by traffic on H Street.

On September 30, 2015, we acquired a fee simple interest in a student housing building located in Athens, Georgia, which we refer to as The Flats at Carrs Hill, for a purchase price of $27,000,000, exclusive of closing costs. We funded this acquisition, including closing costs, with existing cash and by borrowing $27,000,000 from our line of credit. Of the $27,000,000 borrowed, $13,570,962 was from existing borrowing capacity secured by previously acquired properties, while $13,429,038 was specific to The Flats at Carrs Hill. The Flats at Carrs Hill is a 135,864 square-foot five-story student housing building with 138 units and 316 beds on a 14.3 acre site located at 592 Oconee Street in Athens, Georgia, just one quarter of a mile east of the University of Georgia (“UGA”) campus and within walking distance from coffee shops, bookstores, restaurants and bars. Among other amenities, The Flats at Carrs Hill features a full-size indoor basketball court, multiple lounges, a 24-hour fitness center and a pool. Additionally, UGA recently approved an expansion of the North Oconee River Greenway trail, a 3.65 mile walking and biking path, which will provide the student residents direct pedestrian access to additional parts of campus.

On December 21, 2015, we acquired a fee simple interest in a office building located in Sterling, Virginia, which we refer to as Loudoun Gateway, for a purchase price of $21,950,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $20,000,000 from our line of credit. Of the $20,000,000 borrowed, approximately $8,000,000 was from existing borrowing capacity secured by previously acquired properties, while approximately $12,000,000 was specific to Loudoun Gateway. Loudoun Gateway is a four-story, 102,015 square-foot Class A suburban office building located within the Loudoun Gateway Business Park at 45245 Business Court in Sterling, Virginia. Loudoun Gateway is approximately three miles north of Washington Dulles International Airport at the intersection of Route 28 and Old Ox Road (Route 606), providing noteworthy vehicular access to a network of highways and other commuter thoroughfares that connect Northern Virginia with the broader Washington, DC metropolitan region. The greater Washington, DC metropolitan area can be accessed via four routes: Route 28, the Dulles Toll Road, Route 50, and Route 7. Dulles Town Center, Dulles Town Crossing, Dulles 28 Centre, and Reston Town Center are all within short driving distances of Loudoun Gateway, offering tenants a multitude of dining and entertainment options.

On September 27, 2016, we acquired a fee simple interest in a medical office building located in Dedham, Massachusetts, which we refer to as Allied Drive, for a purchase price of $34,000,000, exclusive of closing costs. We funded the acquisition with cash on hand and a $32,400,000 borrowing from our Wells Fargo line of credit (as described below). Of the $32,400,000 borrowed, approximately $13,100,000 is from existing borrowing capacity on previously acquired properties, while approximately $19,300,000 is allocated to Allied Drive. Allied Drive is a two-story, 64,128 rentable square foot Class A medical office building approximately 20 miles outside of Boston. The property is located at Allied Drive in Dedham, Massachusetts directly off of Route 128 / Interstate 95, providing easy vehicular access to a network of highways and other commuter thoroughfares that connect to the broader Boston metropolitan region. Allied Drive is also accessible via the commuter rail MBTA stop, which services Boston in less than 10 minutes. Legacy Place, University Station, Dedham Mall and Hilton Boston - Dedham are within short driving distances of Allied Drive, offering tenants a multitude of dining, entertainment and lodging options. Newly constructed in 2013, Allied Drive was built with a full spectrum of orthopedic-related services, featuring eight state-of-the-art operating rooms, a hospital-quality post-anesthesia care unit, diagnostic imaging and ancillary service space and Class A medical office suites. The site provides parking spaces with a ratio of 3.9 spaces per 1,000 square feet.

Excluding The Flats at Carrs Hill, as of September 30, 2016, our weighted average remaining lease term was 7.4 years. The following table represents certain additional information about the properties we owned as of September 30, 2016:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,128	5	100.0
Total		334,268	10	100.0
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Total		259,910	2	100.0
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Total		135,864	138	100.0
Grand total		856,917	19/138	100.0%

(1) Occupancy is based on executed leases as of September 30, 2016.

(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of September 30, 2016, our real estate equity securities portfolio consisted of publicly-traded common stock of 50 REITs with a value of $8,718,930. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2016:

As of September 30, 2016, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	10.7%
Equity Residential	6.5
Public Storage	5.9
Prologis, Inc.	5.7
Vornado Realty Trust	4.9
Ventas, Inc.	4.8
Brixmor Property Group, Inc.	2.8
HCP, Inc.	2.6
AvalonBay Communities, Inc.	2.5
Boston Properties, Inc.	2.4
Total	48.8%

Market Outlook

Thus far, 2016 has been a year marked by financial turbulence, and economic growth has fallen short of some expectations. It was generally believed that commercial real estate returns would eventually ease. Indeed, the NCREIF Property Index (NPI) total returns slipped to 9.2% (year-over-year) in the third quarter 2016 from 13.3% in 2015, representing a return to a more normalized state. In our view, this year’s moderation was timely and should help to extend the duration of the real estate cycle, forestalling excesses in pricing or construction that could otherwise precipitate a more acute correction.

We believe the outlook for real estate is favorable. Leading indicators such as the yield curve and credit spreads suggest that the likelihood of a recession over the next 12 months is low (in our view, less than 20%). To be sure, economic growth is lackluster, but occupational demand continues to outstrip historical levels thanks to strong job growth (supporting the office sector), low homeownership rates (apartments), and burgeoning e-commerce distribution (industrial). With a few exceptions (e.g., Houston, Charlotte, and apartments in most markets), construction is under control. While cap rates are historically low, they are elevated relative to interest rates.

We believe the real estate market has entered a more mature phase of its cycle. However, given the market’s healthy fundamentals, we believe that unlevered core total returns should average 6%-8% annually through 2020 (closer to 8% in 2016), comparing favorably with returns available from other asset classes on a risk-adjusted basis.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our initial offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through September 30, 2016, we acquired seven additional properties and significantly increased our outstanding debt balance as described above under "Portfolio Information - Real Estate Portfolio." In addition, we have not invested all of the offering proceeds we have received to date, and we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe would have a significant impact on our future results of operations.

Three months ended September 30, 2016 and 2015

Revenues

Our total rental and reimbursement income for the three months ended September 30, 2016 and 2015 was $5,110,510 and $2,109,836, respectively. Our 2016 rental and tenant reimbursement income increased from 2015 primarily due to the acquisitions of The Flats at Carrs Hill and Loudoun Gateway in late 2015. Also included in our 2016 rental and tenant reimbursement income is approximately $1,499,000 related to the fully amortized below market lease liability at Terra Nova Plaza for The Sports Authority, Inc. In connection with the bankruptcy proceedings of The Sports Authority, Inc., on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. In September 2016, we executed a 10-year lease with Dick's Sporting Goods, Inc., which was subsequently approved by the bankruptcy court on September 26, 2016, at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. At such time, all remaining lease intangibles related to The Sports Authority, Inc. were fully amortized through the lease termination date.

Straight line revenues were $149,178 and $102,936, respectively, for the three months ended September 30, 2016 and 2015. The increase in the 2016 period is due to the acquisition of Loudoun Gateway in late 2015. Typically, our leases have contractual base rent increases, which cause corresponding decreases in the straight line rent adjustments once effective. The acquisition of The Flats at Carrs Hill does not impact the straight line rent adjustment since student housing properties typically have one year leases with fixed rents.

Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza represent our same-store real estate investments for the three months ended September 30, 2016 and 2015, because they were the properties owned for the entirety of those periods. For those periods, rental and reimbursement income was $1,530,000 higher in the 2016 period compared to 2015, primarily due to $1,499,000 of additional below market lease income related to the full amortization of The Sports Authority, Inc. lease intangibles, as noted above. In addition, rental and reimbursement income in 2016 increased over the prior year due to contractual base rent increases of approximately $53,000 and higher tenant reimbursements of approximately $13,000 related to corresponding operating expense increases. These increases were offset by straight line revenue decreases of approximately $26,000.

For the three months ended September 30, 2016 and 2015, our investment income on marketable securities was $100,314 and $68,310, respectively. The increase in investment income is primarily due to certain securities providing greater distributions in the third quarter of 2016 as a result of asset sales. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from the sale of securities are typically reinvested in the common stock of other publicly-traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the three months ended September 30, 2016 and 2015 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the three months ended September 30, 2016 and 2015 were $6,153,150 and $2,493,627, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. For the three months ended September 30, 2016 and 2015, general and administrative expenses were $484,966 and $412,090, respectively. The amount for the 2016 period is higher than 2015 primarily due to higher audit fees and other professional fees related to tax and compliance.

Property operating expenses for the three months ended September 30, 2016 and 2015 were $1,196,943 and $481,691, respectively. The increase in property operating expenses from 2015 to 2016 is due to the late 2015 acquisitions as described above under "Portfolio Information-Real Estate Portfolio." In addition, we recognized additional bad debt expense during the three months ended September 30, 2016 related to the bankruptcy filing of The Sports Authority, Inc. Depreciation and amortization also increased in the 2016 period compared to the 2015 period as a result of the additional acquisitions. Furthermore, the 2016 period includes $1,898,000 in amortization expense due to the full amortization of the acquired intangible lease assets related to The Sports Authority, Inc. lease.

On a same-store basis (for Wallingford Plaza, Heritage Parkway, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza), property operating expenses for the three months ended September 30, 2016 increased by approximately $78,000 compared to the same period of 2015 primarily due to bad debt expense and legal costs at Terra Nova Plaza related to the bankruptcy of The Sports Authority, Inc.

On a same-store basis, we believe that it is helpful to compare net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight line rent and the amortization of above- and below-market lease intangibles, less property operating expenses. For the three months ended September 30, 2016 and 2015, same-store net operating income decreased slightly, by approximately $12,000 primarily due to $65,000 of non-straight line bad debt expense at Terra Nova Plaza for The Sports Authority, Inc. These reserves were offset by the increases in base rental income due to contractual rent increases and increased tenant reimbursement income.

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended September 30, 2016 and 2015, the fixed component of the advisory fee was $233,596 and $168,000, respectively. The increase in the fixed component of the advisory fee is commensurate with the overall increase in NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2016, the total return of each share class exceeded the required 6% per annum hurdle on a pro rated basis. In accordance therewith, we accrued a performance component of $211,470 for the three months ended September 30, 2016.

For the three months ended September 30, 2016 and 2015, we incurred acquisition related expenses of $158,762 and $424,549, respectively, with the 2016 amount related to our acquisition of Allied Drive and the 2015 amount related to our September 2015 acquisition of The Flats at Carrs Hill. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the three months ended September 30, 2016 and 2015, interest expense was $541,561 and $249,343, respectively. This increase was partly due to the imputation of interest of $34,992 on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor as of December 31, 2015, the repayment provisions of the expense support agreement were triggered in January 2016, causing us to impute interest on the payment stream. The three months ended September 30, 2016 and 2015 experienced weighted average outstanding balances on our line of credit of $49.3 million and $33.6 million, respectively. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties during the 2016 period as compared to the 2015 period, all but one of which were financed on our line of credit and also resulted in lower unused line of credit fees. Also contributing to the increased interest expense in the 2016 period compared to the 2015 period is the long term property specific loan executed on March 1, 2016 for The Flats at Carrs Hill which has a fixed interest rate of 3.63%, slightly higher than the 2.1% interest rate on the Wells Fargo line of credit, and the additional amortization of financing costs. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average borrowing amounts than we expect to maintain and (2) we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our unused line of credit fees to decrease. In addition, we anticipate utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Gains (Losses) from Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is subject to continual adjustments in positions held as the portfolio is actively managed among different sectors. For the three months ended September 30, 2016, these portfolio adjustments resulted in a net realized gain of $243,689. For the three months ended September 30, 2015, we had net realized losses of $71,771. The REIT securities market was generally down during the third quarter of 2016 which contributed to unrealized losses of $585,928 during the three months ended September 30, 2016. During the same period of 2015, our securities portfolio experienced a net unrealized gain of $273,546, primarily due to a recovery in the REIT securities market during the quarter after a precipitous decline earlier in 2015. As of September 30, 2016, we owned a portfolio of publicly-traded common stock of 50 REITs with a cost basis of $8,074,312 and a fair value of $8,718,930, reflecting a net unrealized gain of $644,618.

Nine months ended September 30, 2016 and 2015

Revenues

Our total rental and reimbursement income for the nine months ended September 30, 2016 and 2015 was $12,249,554 and $6,213,095, respectively. Our results for the 2015 period included income from Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza, while our 2016 results for the same period additionally include The Flats at Carrs Hill and Loudoun Gateway, as described above under "Portfolio Information - Real Estate Portfolio." Also included in 2016 rental and tenant reimbursement income is approximately $1,499,000 related to the full amortization of the below market lease liability at Terra Nova Plaza for The Sports Authority, Inc bankruptcy, as described above. Straight line revenues were $438,413 and $336,850, respectively, for the nine months ended September 30, 2016 and 2015. The increase in 2016 over 2015 is reflective of our additional property acquisitions.

Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza, represent our same-store real estate investments for the nine months ended September 30, 2016 and 2015 being the properties owned for the entirety of the periods. For those periods, rental and reimbursement income was approximately $1,650,000 higher in 2016 compared to 2015, primarily due to $1,499,000 from the full amortization of the below market lease liability related to the termination of the lease with The Sports Authority, Inc. as described above. Otherwise, rental income increased due to contractual base rent increases of approximately $161,000 offset by straight line revenue decreases of approximately $116,000. In addition, the 2016 period saw increased tenant reimbursements of approximately $119,000 primarily related similar increases in recoverable operating expenses.

For the nine months ended September 30, 2016 and 2015, our investment income on marketable securities was $364,643 and $175,101, respectively. The increase for the 2016 period is primarily due to some of the securities held providing larger distributions from asset sales. The real estate securities portfolio is regularly adjusted by increasing and decreasing specific holdings based on known results or other information. Proceeds from sale of securities are typically reinvested into the common stock of other publicly-traded REITs, thereby keeping a base of investments that generate dividend income. All of our investment income for the nine months ended September 30, 2016 and 2015 was comprised of dividend income from these investments.

Operating Expenses

Our total operating expenses for the nine months ended September 30, 2016 and 2015 were $14,985,149 and $6,706,140, respectively. The increase was largely due to acquisitions of The Flats at Carrs Hill and Loudoun Gateway properties in late 2015, as property operating expenses, depreciation and amortization all increased commensurate with the size of our portfolio.

For the nine months ended September 30, 2016 and 2015, general and administrative expenses were $1,594,622 and $1,520,999, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director fees. The modest increase in total general and administrative expenses for 2016 compared to 2015 is attributable to higher audit and tax fees offset by lower legal fees.

Property operating expenses for the nine months ended September 30, 2016 and 2015 were $3,760,305 and $1,336,528, respectively. The increase is mainly attributable to the two acquisitions made in late 2015. Depreciation and amortization also increased in the 2016 period compared to the 2015 period as a result of those acquisitions and $1,898,000 in amortization expense due to the full amortization of the acquired intangible lease assets related to The Sports Authority, Inc. lease.

On a same-store basis (Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza), property operating expenses for the nine months ended September 30, 2016 increased by approximately $397,000 compared to the same period of 2015, primarily due to bad debt expense at Terra Nova Plaza from The Sports Authority, Inc. bankruptcy of approximately $334,000 and an increase in real estate taxes.

On a same-store basis, it is helpful to compare net operating income, which we define as the rental and tenant reimbursement income, excluding GAAP adjustments for straight-line rent and the amortization of above- and below-market lease intangibles, less property operating expenses. For the nine months ended September 30, 2016 and 2015, same-store net operating income decreased approximately $118,000 primarily due to bad debt expense of $334,000 at Terra Nova Plaza related to The Sports Authority, Inc. The additional expense was offset by the net effect of increased rental and tenant reimbursement income of $280,000, pursuant to contractual rent increases and higher tenant reimbursement income, and increased property operating expenses of $63,000 primarily from real estate taxes and legal expenses.

The fixed component of the advisory fee is equal to 1.0% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. During the nine months ended September 30, 2016 and 2015, the fixed component of the advisory fees was $658,324 and $421,829, respectively. For the 2015 period, the fee was earned by our advisor after our combined NAV of all share classes reached $50,000,000 on January 22,

2015. The increase in the fixed component of the advisory fee is commensurate with the overall increase in NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds the required 6% per annum hurdle as described above. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2016, the total return of each share class exceeded the required 6% per annum hurdle on a pro rata basis. In accordance therewith, we accrued a performance component of $211,470 as of September 30, 2016.

For the nine months ended September 30, 2016 and 2015, acquisition-related expenses were $158,762 and $424,549, respectively with the 2016 amount related to our acquisition of Allied Drive and the 2015 amount related to our September 2015 acquisition of The Flats at Carrs Hill. We expect our acquisition-related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the nine months ended September 30, 2016 and 2015, interest expense was $1,657,922 and $970,104, respectively. This increase was partly due to the imputation of interest on our note to affiliate in the amount of $174,610 for the 2016 period. Because we reached our maximum expense support of $9,200,000 from our advisor by December 31, 2015, the repayment provisions were triggered in January 2016, causing us to impute interest on the future payment stream. Otherwise, interest expense for the 2016 period was higher than the 2015 period primarily due to a greater weighted average outstanding aggregate loan balance due to the additional borrowings on our line of credit related to acquisitions which occurred in the second half of 2015. In addition, the amount borrowed on the line of credit at approximately 2.1% for The Flats at Carrs Hill was later repaid when a long term fixed rate, property-specific mortgage at 3.63% was executed on March 1, 2016. In connection therewith, the nine months ended September 30, 2016 and 2015 experienced weighted average outstanding aggregate loan balances (excluding the note to affiliate) of $66.0 million and $38.8 million, respectively. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is subject to continual adjustments in positions held as the portfolio is actively managed among different sectors. For the nine months ended September 30, 2016, these portfolio adjustments resulted in a net realized gain of $372,736 compared to a net realized gain of $24,429 for the same period in 2015. The REIT securities market generally gained ground during the first half of 2016, followed by a somewhat negative third quarter of 2016. As a result, proceeds from sales were often reinvested at a higher basis, contributing to unrealized losses of $50,822 for the nine months ended September 30, 2016. During the same period in 2015, the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy resulting in unrealized losses of $458,049 for the nine months ended September 30, 2015.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2016:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$180,800,000	$25.27	$25.50	$25.21
Investments in real estate equity securities (2)	8,718,930	1.22	1.23	1.22
Other assets, net	4,590,370	0.64	0.65	0.64
Line of credit	(80,600,000)	(11.29)	(11.38)	(11.29)
Mortgage Loan Payable	(14,500,000)	(2.03)	(2.05)	(2.03)
Other liabilities, net	(3,970,696)	(0.52)	(0.56)	(0.52)
Net asset value	$95,038,604	$13.29	$13.39	$13.23

(1)    The value of our investments in real estate was approximately 6.8% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 8.0% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2016.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$58,652,213	$8.19	$8.26	$8.13
Plus:
Unrealized gain on real estate investment	11,486,466	1.61	1.62	1.61
Accumulated depreciation	6,264,259	0.88	0.88	0.88
Accumulated amortization	8,222,427	1.15	1.16	1.15
Deferred costs and expenses	11,461,537	1.61	1.62	1.61
Less:
Deferred rent receivable	(1,048,298)	(0.15)	(0.15)	(0.15)
Net asset value	$95,038,604	$13.29	$13.39	$13.23
With respect to the unrealized gain on real estate investments reflected above, as of September 30, 2016, all properties except Allied Drive had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of September 30, 2016. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.97%	7.31%
Retail properties	6.50%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2016 of 0.25% would yield a decrease in the total office property investment value of 1.8% and a decrease in the retail property investment value of 1.9%.

The deferred costs and expenses of $11,461,537 includes amounts that are initially excluded from the NAV calculation. This includes $9,151,340 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of September 30, 2016 were recorded as assets and as such have no impact on our NAV as of September 30, 2016 and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. These deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through September 30, 2016, we reimbursed our advisor for $2,534,258 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,310,198 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to Deutsche AM Distributors, Inc., or the dealer manager.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,240,198)	$(636,595)	$(3,656,138)	$(1,263,619)

Real estate related depreciation	920,562	487,367	2,740,942	1,456,422
Real estate related amortization	2,946,851	519,930	5,860,724	1,545,813
NAREIT defined FFO	2,627,215	370,702	4,945,528	1,738,616

Additional adjustments
Acquisition expenses	158,762	424,549	158,762	424,549
Straight line rents	(121,939)	(102,936)	(210,205)	(336,850)
Amortization of above- and below-market lease intangibles	(1,578,617)	(93,374)	(1,750,709)	(280,121)
IPA defined MFFO	$1,085,421	$598,941	$3,143,376	$1,546,194
We believe that our FFO for the three and nine months ended September 30, 2016, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the start-up and acquisition phase of our life cycle. In addition, FFO for the three and nine months ended September 30, 2016 includes $1,499,000 of below market intangible lease income for The Sports Authority, Inc. in relation to their lease termination.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through September 30, 2016, we raised $100,935,260 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility with Regions Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that could have become parties to the credit agreement, which we refer to as the Regions line of credit. The Regions line of credit had a capacity of $50,000,000. Borrowings under the Regions line of credit carried a specified interest rate which, during the period from January 1 through March 6, 2015, was at 250 basis points over the London Interbank Offered Rate, or LIBOR. The Regions line of credit had a scheduled maturity date of May 1, 2015.

On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851 which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with an initial maximum capacity of $75 million and two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. Upon closing, the interest rate on the initial borrowing was 1.875%. In addition, we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. On September 27, 2016, we expanded the maximum capacity of the Wells Fargo line of credit by $25,000,000 to a maximum capacity of $100,000,000. As of September 30, 2016, the outstanding balance and interest rate were $80,600,000 and 2.23%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2016, our maximum borrowing capacity was $83,905,827. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2016 we were in compliance with all covenants.

On March 1, 2016, we, through an an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500,000 secured, fully non-recourse loan with Nationwide Life Insurance Company, or the Nationwide loan. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500,000 were applied to our Wells Fargo line of credit. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the Wells Fargo line of credit.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our offering at any time. As of September 30, 2016, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the nine months ended September 30, 2016, we reimbursed RREEF America for $693,001 of Deferred O&O, and we have made total reimbursements to RREEF America of $2,534,258 against the Deferred O&O through September 30, 2016.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2016, we owed $118,675 to our advisor for such costs.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2016, our total operating expenses (as defined in our charter) were $3,121,223, which exceeded the 2%/25% guidelines by $257,058. On November 10, 2016, our independent directors determined that the excess amount of total operating expenses for the four quarters ended September 30, 2016 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are significant and disproportionate to our average invested assets and net income, and (4) our average invested assets was low due to our ownership of only six to eight properties during the four fiscal quarters ended September 30, 2016. The excess amount approved by our independent directors that was incurred by our advisor will be reimbursed to our advisor.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through September 30, 2016, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Also through

September 30, 2016, our former dealer manager has paid on our behalf $1,618,114 in offering costs. The total organization and offering costs paid by our advisor and the dealer manager did not cause us to exceed the 15% limitation as of September 30, 2016 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2016 and 2015 was $3,704,255 and $2,147,522, respectively. This increase is due to the operating cash flow from the additional properties acquired, somewhat offset by higher debt service costs as a result of higher debt balances.

Cash flow used in investing activities during the nine months ended September 30, 2016 and 2015 was $32,937,556 and $29,189,191, respectively. During the 2016 period we acquired Allied Drive and during the 2015 period we acquired The Flats at Carrs Hill. In addition, the 2015 period included $2,000,000 of additional investments made into our real estate securities portfolio while the 2016 period saw a net reduction in real estate security investments of approximately $660,000.

Cash flow provided by financing activities was $29,530,145 for the nine months ended September 30, 2016. We received proceeds of $23,050,771 in our offerings. We paid $4,178,368 in offering costs inclusive of reimbursements to our advisor and our former dealer manager. We borrowed $36,100,000 from our Wells Fargo line of credit to finance the acquisition of Allied Drive in September 2016 and to fund redemptions. We originated a property-specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offerings to repay $28,000,000 outstanding under the Wells Fargo line of credit. In connection with the origination of the Nationwide loan and the expansion of our Wells Fargo line of credit to a maximum capacity of $100,000,000, we paid $322,007 in financing costs. Cash distributions to stockholders paid during the nine months ended September 30, 2016 were $3,277,931. Of the total distributions declared for the nine months ended September 30, 2016, $1,368,305 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2016 that resulted in payments by us of $9,460,625, after deductions for any applicable 2% short-term trading discounts.

For the nine months ended September 30, 2015, cash flow provided by financing activities was $27,379,657. We raised $24,621,532 in our initial offering, a portion of which was used to repay borrowings under our line of credit. We borrowed $72,926,851 from our Wells Fargo line of credit and used the proceeds along with proceeds of our initial offering to repay the $63,826,851 outstanding under our Regions line of credit. We paid $1,185,106 in offering costs that were not covered by our advisor.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2016
	March 30, 2016	June 30, 2016	September 30, 2016
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203	$0.00181182
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$1,935,791
Distributions reinvested	407,009	457,276	504,020	1,368,305
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$3,304,096

Source of Distributions:
Cash flow from operations	$633,913	$631,394	$670,484	$1,935,791
Reinvested via the distribution reinvestment plan	407,009	457,276	504,020	1,368,305
Borrowings	—	—	—	—
Total Sources of Distributions	$1,040,922	$1,088,670	$1,174,504	$3,304,096

Net Cash Provided by Operating Activities:	$1,700,730	$644,185	$1,359,340	$3,704,255

Funds From Operations:	$956,075	$1,362,238	$2,627,215	$4,945,528

For the nine months ended September 30, 2016, our distributions were covered by our cash flow from operations. For periods from our inception through December 31, 2015 (but not beyond December 31, 2015), our cash flow from operations included expense support received from our advisor.

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

Redemptions

Our redemption plan commenced on July 1, 2013. During the three months ended September 30, 2016, we processed redemptions for a total of 66,024 Class A shares at a weighted average price of $13.11 per share and redemptions for a total of 35,247 Class I shares at a weighted average price of $13.19 per share, in both cases before allowing for the 2% short-term trading discount. We funded these redemptions with cash flow from operations, proceeds from our offering or borrowings from our line of credit.

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

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations, along with a description of recent accounting pronouncements, is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by the most recent report on Form 10-Q. For the nine months ended September 30, 2016, the only significant change to our critical accounting policies was that estimated future trailing fees that will be payable to our dealer manager are now accrued in the period of sale of a share of our common stock. Additional information regarding this accounting change can be found in Note 2 ("Summary of Significant Accounting Policies") of this Form 10-Q.
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
Off Balance Sheet Arrangements
As of September 30, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2016, we had $80,600,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.2%, representing approximately a 56.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $403,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2016, we owned $8,718,930 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2016 would result in a change of $871,893 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2016, there were no material pending legal proceedings.
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
On January 3, 2013, our Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act, and we commenced our initial public offering. On February 9, 2016, an amendment to our Registration Statement for our initial public offering was declared effective, which added our Class T shares of common stock, par value $0.01 per share, to such offering. SC Distributors, Inc., an unaffiliated broker-dealer, served as the dealer manager for our initial public offering. On July 1, 2016, our initial public offering terminated.
On July 12, 2016, our Registration Statement on Form S-11 (File No. 333-208571), registering our follow-on public offering of up to $2.3 billion in any combination of our shares our Class A common stock, our Class I common stock, our Class T common stock and our Class N shares of common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act. See further information under Management's Discussion and Analysis above.
The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.
At the termination of our initial public offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Primary Offering:
Class A shares	4,184,784	$53,605,370
Class I shares	3,627,435	45,577,890
Class T shares	4,043	55,000
Distribution Reinvestment Plan:
Class A shares	127,773	1,630,385
Class I shares	154,913	1,962,797
Class T shares	—	—
	8,098,948	$102,831,442
As of the termination of our initial public offering, we had incurred the following expenses related thereto:

Offering Costs
Selling commissions	$881,623
Distribution fees	427,434
Dealer manager fees (1)	750,986
Other offering expenses	13,364,673
Total offering expenses	$15,424,716

(1) The former dealer manager waived the dealer manager fees on the Class I shares owned by RREEF America.
From the commencement of our initial public offering through its termination, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which were paid by RREEF America), were $100,771,399. Of the other offering expenses described above, approximately $9,310,000 were not paid by us but were paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by our former dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. We fully repaid our former dealer manager in July 2016. From January 3, 2013, the date we commenced our initial public offering, through September 30, 2016, the ratio of the cost of raising capital (excluding of $2,179,544 estimated trailing fees payable in the future) to capital raised was 12.9%.
As of the termination of our initial public offering, the net offering proceeds to us referred to above were allocated to the following uses:

•	Approximately $24,500,000 was used to partially fund the purchase price of our real estate properties;

•	Approximately $7,600,000 was used to purchase real estate equity securities;

•	Approximately $55,125,000 was used to repay outstanding amounts on our line of credit;

•	Approximately $8,275,000 was used to repurchase shares under our share redemption program; and

•	Approximately $1,800,000 was available for working capital or subsequent investment.

On November 27, 2012 we adopted a share redemption plan whereby on a daily basis stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for both classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of an investor's initial date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption, less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

During the three months ended September 30, 2016, we received and processed redemption requests pursuant to our share redemption plan for 66,024 Class A shares of our common stock at a weighted average price of $13.11 per share before allowing for any applicable 2% short-term trading discounts. In addition, we processed redemption requests pursuant to our share redemption plan for 35,247 Class I shares of our common stock at a weighted average price of $13.19 per share before allowing for any applicable 2% short-term trading discounts. We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Redemptions resumed effective April 1, 2016 in accordance with our redemption program as described in our prospectus.

The following table sets forth information regarding redemptions of shares of our common stock pursuant to our redemption plan during the three months ended September 30, 2016.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1- July 31, 2016	16,221	$13.20	16,221	(1)
August 1-August 31, 2016	56,978	$13.07	56,978	(1)
September 1- September 30, 2016	28,072	$13.30	28,072	(1)

(1)	Redemptions are limited as described above.

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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2016

EXHIBIT INDEX

Exhibit No.	Description
10.1*
First Amendment to Revolving Loan Agreement and Omnibus Amendment to Loan Documents by and between RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RPT Loudoun Gateway I, LLC, and RPT Allied Drive, LLC and Wells Fargo Bank, National Association, dated as of September 27, 2016.

10.2*	Purchase and Sale Agreement by and between Greater Boston Musculoskeletal Center Real Estate Company, LLC and RREEF America L.L.C., effective as of August 31, 2016.
10.3*	Assignment of Purchase and Sale Agreement by and between RREEF America L.L.C. and RPT Allied Drive, LLC, made as of September 19, 2016.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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