Form 10-K
period 2016-12-31
RREEF Property Trust, Inc.
filed 2017-03-16
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 10, 2017, the registrant had 3,658,130 shares of Class A common stock, $.01 par value, outstanding, 3,836,874 shares of Class I common stock, $.01 par value, outstanding, and no Class T, Class N or Class D shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2016

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise and effectively deploy proceeds from our public and private offerings;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

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

PART I
ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and multifamily properties. Although we intend to invest primarily in real properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2016, we owned seven commercial properties and one student housing property (a subset of multifamily) located in seven states, comprising 856,916 rentable square feet. As of December 31, 2016, these properties were 100% leased. As of December 31, 2016, we owned a real estate securities portfolio with a value of $8,609,212.

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
Our Offerings
On January 3, 2013, pursuant to a registration statement on Form S-11 (File No. 333-180356) filed under the Securities Act (the “Initial Registration Statement”), we commenced our initial public offering on a “best efforts” basis of a maximum of $2,500,000,000 in shares of our common stock (the “Initial Public Offering”). Of this amount, we offered up to $2,250,000,000 to the public in shares in our primary offering and up to $250,000,000 in shares to our stockholders pursuant to our distribution reinvestment plan.

On January 15, 2016, we amended our charter to add a new class of our common stock, Class D. On January 20,
2016, we launched a private offering of up to a maximum of $350,000,000 of our Class D shares (the “Private
Placement”). The private placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the
Securities Act and other applicable exemptions.

On January 27, 2016, we amended our charter to rename our Class B common stock as Class I common stock and add new classes of commons stock, being Class T and Class N common stock. We did not make any other changes to our Class B common stock other than the renaming to Class I. All references to transactions involving Class B shares will be referred to as Class I shares in this Annual Report on Form 10-K.

On February 1, 2016, we filed a post-effective amendment to the Initial Registration Statement that, among other things, reflected the re-naming of our Class B common stock to Class I and added our Class T common stock to the Initial Public Offering. The Securities and Exchange Commission (the "SEC") declared that post-effective amendment effective on February 9, 2016. On July 1, 2016, our initial public offering terminated.

On July 12, 2016, the SEC declared our registration statement on Form S-11 (File No. 333-208751) effective (the "Follow-On Registration Statement"). Pursuant to the Follow-On Registration Statement, we are offering for sale up to $2,300,000 of shares of its common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for the our follow-on offering (the "Follow-On Public Offering").

Pursuant to the terms of the Initial Public Offering, we were required to deposit all subscription proceeds in escrow until the date we received purchase orders for at least $10,000,000 (including shares purchased by our sponsor, its affiliates and our directors and officers and excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class I shares, and our board of directors authorized the release of the escrowed purchase order proceeds to us so we could commence operations. On May 30, 2013, RREEF America purchased $10,000,000 of our Class I shares, and on that same day, following the authorization of our board of directors, our escrow agent released all of the escrowed proceeds to us (excluding proceeds from Pennsylvania investors). On November 5, 2015, we met the Pennsylvania minimum offering amount of $75,000,000 (including purchase orders received from residents of other jurisdictions). Since then and going forward, the per share purchase price of our common stock varies from day-to-day, and on any given business day, for a given share class, is equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D and Class T shares only, applicable selling commissions and dealer manager fees.

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Follow-On Public Offering at any time and to extend the Follow-On Public Offering's term to the extent permissible under applicable law.

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
Our investment guidelines delegate to our advisor the authority to execute acquisitions and dispositions of investments in properties and real estate-related assets, in each case so long as such acquisitions and dispositions are consistent with the investment guidelines adopted by our board of directors. Our board of directors has ultimate oversight over our investments and may change from time to time the scope of authority delegated to our advisor with respect to acquisition and disposition transactions. The consideration we pay for each property acquired will ordinarily be based on the fair market value of the property. However, in connection with an acquisition of a property from RREEF America, as our sponsor and advisor, a director or any of their affiliates, and in connection with any other acquisition in which a majority of our independent directors determines to be appropriate, the fair market value of the property acquired will be determined by an independent appraiser selected by our independent directors.
Until we have raised substantial proceeds in the offerings and acquired a diversified portfolio of our target investments, which we refer to as our “stabilization period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, prior to stabilization, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from our offerings and proceeds from borrowings.
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2016, our advisor managed approximately $20.8 billion in real property in the Americas comprised of 271 properties and approximately 75.0 million square feet. Our advisor will utilize the personnel and resources of Deutsche AM’s real estate investment business as appropriate in performing services for us.

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
Description of Leases
In general, we will seek a favorable mix of tenants in our properties to achieve greater economic diversification than is afforded by geographic and property type considerations alone. We will strive to maintain a stable blend of national and international credit tenants and credit worthy regional and local tenants. Tenancy diversification criteria will be applied at the property level as well as at the portfolio level.
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
After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Investment Committee. The Americas Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. See "Conflicts of Interest-Certain Conflict Resolution Measures-Allocation of Investment Opportunities" below for further detail. If RREEF Property Trust has the highest priority position, and if the acquisition is deemed appropriate for our portfolio and merits future investigation, then the Americas Investment Committee, including our CEO and lead portfolio manager, formally allocates the investment to the Company. At this point the acquisition is approved to move forward and due diligence is commenced.
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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of Deutsche AM’s real estate investment business ("Deutsche AM Real Estate Securities"). As of December 31, 2016, the Deutsche AM Real Estate Securities team was comprised of 23 professionals who manage approximately $9.2 billion of real estate securities globally, making Deutsche AM one of the largest managers of actively managed listed real estate securities in the world. The investment approach of Deutsche AM Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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

Investing in and Originating Real Estate Loans
We may invest up to 15% of our net assets in real estate loans on commercial property. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to originate or acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities ("CMBS"). We do not intend to invest in real estate loans until our total NAV reaches $100 million. The criteria that our advisor will use in originating or acquiring real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans on commercial property in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of four professionals with extensive experience in originating, underwriting, structuring, closing and the asset management of mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate related assets across various property types.
Our real estate loans investment strategy is to originate or acquire well-structured, moderate loan-to-value, senior mortgage loans and subordinate real estate loans for institutionally desirable commercial real estate properties sponsored by experienced, financially sound borrowers that achieve strong risk-adjusted returns for investors.
We may originate or acquire mortgage loans, generally on the same types of properties we might otherwise buy. These mortgage loans may pay fixed or variable interest rates or have “participating” features described below. Normally, our mortgage loans will be secured by income-producing properties. They usually will be non-recourse, which means they will not be the borrower’s personal obligations. We expect that most of our real estate loans will be first mortgage loans, with first priority liens on the property. These loans may provide for payments of principal and interest or may provide for interest-only payments, with a balloon payment at maturity.
We may originate or acquire mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable to qualification as a REIT. These participations will let us receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property above cost. We may also receive an option to buy an interest in the property securing the participating loan. If the nature of the underlying property is not consistent with the rules applicable to qualification as a REIT, we may assign participation rights to a taxable REIT subsidiary to avoid prohibited transaction exposure.
We may originate or acquire mezzanine loans, which are a type of subordinate loan where the loan is secured by one or more direct or indirect ownership interests in an entity that directly or indirectly owns real estate. Investors in mezzanine loans are compensated for the increased credit risk from a pricing perspective and benefit from loan structuring and the right to foreclose on its security more efficiently than first mortgage loans. Upon a default by the borrower under a mezzanine loan, the mezzanine lender generally can take control of the entity that owns the property on an expedited basis, subject to the rights of the holders of debt senior in priority on the property. Rights of holders of mezzanine loans are governed by an intercreditor agreement that provides the mezzanine lender with various rights including the right to cure defaults and limit certain decisions of holders of any senior debt secured by the same properties, which provides for additional downside protection and higher recoveries.
We also may invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. As a result, these securities may be subject to all of the risks of the underlying mortgage loans. In a typical CMBS transaction, many single mortgage loans of varying size, property type and location are pooled and transferred to a trust. The trust then issues multiple tranches of bonds that may vary in yield, duration and payment priority, thereby allowing an investor to select a credit level that suits its risk profile. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate tranches, which receive payments only after the more senior tranches have received all principal and/or interest to which they are entitled.
The securitization process for CMBS is governed by one or more nationally recognized rating agencies, including Fitch, Moody’s and Standard & Poor’s, who determine the respective bond class sizes, generally based on a sequential payment structure commonly referred to as a “waterfall.” Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class, including unrated bond classes, are considered below investment grade, and are often collectively referred to as the “B-piece” of a CMBS securitization transaction. The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the securities. Based on the sequential payment priority, the risk of nonpayment for the AAA securities is lower than the risk of nonpayment for the non-investment grade bonds. Accordingly, the AAA class is typically sold at a lower yield compared to the non-investment grade classes that are sold at higher yields. Due to its lower credit ratings and higher risk, successful investing in B-piece debt requires thorough and detailed loan-level due diligence (similar to loan origination), which we believe reduces the competition among potential buyers and presents an opportunity for us to benefit from the experience of our management team and the resources available to it. In addition, B-piece buyers generally have strong negotiating leverage in a CMBS securitization transaction, which may be utilized to favorably influence the structure of the transaction and reject undesirable loans. We may invest in CMBS which are rated AAA through BBB as well as CMBS that are considered below investment grade or are unrated.

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
We may not originate or acquire individual mortgage loans (excluding any investments in mortgage pools, commercial mortgage-backed securities or residential mortgage-backed securities) unless an appraisal is obtained concerning the underlying property, except for mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines the need, and in all cases in which the transaction is with our advisor, any of our directors or any of their affiliates, an appraisal shall be obtained from an independent appraiser. We will maintain the appraisal in our records for at least five years and it will be available for inspection and duplication by common stockholders. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage.
We also may not originate or acquire mortgage loans that are subordinate to any lien or other indebtedness of any of our directors, advisor or our advisor’s affiliates. Additionally, we may not make or invest in mortgage loans, including construction loans but excluding any investment in commercial mortgage-backed securities or residential mortgage-backed securities, on any one real property if the aggregate amount of all mortgage loans on such real property would exceed an amount equal to 80% of the appraised value of such real property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.
Real Estate Loans - Investment Decision Process
In evaluating prospective commercial real estate loans, our advisor will consider factors including, but not limited to, the following:

•	conducting site visits;

•	understanding submarket, regional and property market trends as well as the general economic climate;

•	reviewing the reputation, track record, financial condition, creditworthiness and objectives of the deal sponsor and guarantor;

•	meeting key personnel of the deal sponsor;

•	performing property analysis, valuation and assessment of potential investment returns;

•	current and projected cash flow

•	expected levels of rental and occupancy rates

•	potential for capital appreciation

•	condition and use;

•	analyzing competition and business plan objectives;

•	determining the ratio of the investment amount to the underlying property value (i.e. loan-to-value ("LTV") and debt yield);

•	evaluating the degree of liquidity of the investment;

•	in the case of mezzanine loans, determining the ability to acquire the underlying real property;

•	evaluating the legal, tax, regulatory and accounting aspects of the investment structure;

•	performing credit analysis;

•	obtaining and reviewing third party reports including appraisals, environmental, engineering, zoning reports and other reports covering related matters;

•	developing an asset management plan; and

•	considering any additional factors our advisor deems relevant.
The factors considered, including the specific weight we place on each factor, will vary for each prospective real estate loan . As a result, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage and the equivalent Uniform Commercial Code ("UCC") policy for mezzanine loans. We will also consider the requirements of the REIT rules, which may limit our ability to originate or acquire certain real estate loans.
We may originate loans from brokers, bankers or other sources as well as personal solicitations of suitable borrowers, or may acquire existing loans that were originated by other lenders. Our advisor will evaluate all potential real estate loans to determine if the security for the loan, the structure as well as certain metrics including the LTV ratio meets our investment criteria and objectives. Most real estate loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many real estate loans of the nature that we will consider provide for payments of interest only with a balloon payment of principal in full at the end of the loan term. We will not originate real estate loans with negative amortization provisions.
Our real estate loans may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including, among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in real estate loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make real estate loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Sale of Real Estate Loans
Our primary investment objective is to hold our real estate loans until the date of maturity. However, in the event an opportunity arises, we may consider a sale of a real estate loan before its maturity date.
Cash, Cash Equivalents and Other Short-Term Investments
We intend to invest up to 10% of our net assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification as a REIT:

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
Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio at stabilization is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. Before entering the stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by our operating partnership. In an effort to provide a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor, Deutsche AM Distributors, Inc. (our "Dealer Manager"), and each of their affiliates and their employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of our advisor and its key personnel, (2) conflicts with respect to the allocation of investment opportunities and (3) conflicts related to the compensation arrangements between our advisor, its affiliates and us. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk.

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

Allocation of Time of Our Advisor’s Key Personnel

We rely on the personnel of our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Our officers and non-independent directors are also employees of our advisor and certain of its affiliates and are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us. W. Todd Henderson, our Chairman of the Board, serves as President and Director of RREEF America REIT II and President and Director of RREEF America REIT III. RREEF America REIT II is a private REIT formed to generate attractive, predictable investment returns from low risk equity investments in multifamily, industrial, retail and office properties within the continental United States. RREEF America REIT III is a private REIT formed to generate attractive investment returns from moderate-risk equity investments in undeveloped land, multifamily, industrial, retail and office properties within the continental United States. In December 2015, the shareholders of REIT III approved a plan of liquidation. During 2016, the remaining assets were sold. RREEF America REIT II, which is sponsored and managed by our advisor, may directly compete with us for investors and investment opportunities. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our advisor and its employees will devote only as much of its time to our business as our advisor, in its judgment, determines is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, our advisor and its employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that our advisor or its affiliates manage. This could result in actions that are more favorable to other entities affiliated with our advisor than to us. However, our advisor has assured us that it and its affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

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

Dealer Manager

Our Dealer Manager provides distribution-related services to us for our Follow-On Offering on a contractual basis. Our Dealer Manager is an affiliate of our advisor. The Dealer Manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations, and the Dealer Manager does not own any equity interests in our advisor.

Our Dealer Manager also distributes the securities of other issuers. In addition, future programs may seek to raise capital through offerings conducted concurrently with our offerings and distributed by our Dealer Manager. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital.

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

Employees
We have no employees. The employees of our advisor, our Dealer Manager and their affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations, administration and the distribution of our shares. We are dependent on our advisor, our dealer manager and their affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration, share distribution and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources. As of February 1, 2015, our advisor entered into an agreement with Bank of New York Mellon Corporation ("BNY Mellon"), which is unaffiliated with us, whereby BNY Mellon will provide the fund accounting and reporting, asset management accounting and fund administration services that were previously performed by our advisor; provided that our advisor will remain ultimately responsible for the performance of all such services for us pursuant to the terms of the advisory agreement between us and our advisor.
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor incurred until the first calendar quarter of the calendar year immediately following the calendar year in which either (1) we surpass $200 million in aggregate gross proceeds from our offerings, or (2) the aggregate expense payments by our advisor exceeds $9.2 million. As of December 31, 2015, the aggregate expense payments made by our advisor on our behalf pursuant to the expense support agreement reached $9.2 million. As a result, pursuant to the terms of the expense support agreement, we began making quarterly reimbursement payments to our advisor in the first quarter of 2016. Such reimbursement payments were subsequently deferred until we reach $500 million in gross proceeds from our offerings. See “Management's Discussion and Analysis—Liquidity and Capital Resources—Expense Payments by Our Advisor.” Such reimbursement payments will be reflected in the calculation of our NAV for all share classes on a daily basis throughout the quarter of payment.
Insurance
Although we believe our investments are adequately covered by insurance consistent with industry standards, we cannot predict whether we will be able to obtain adequate coverage at a reasonable cost in the future. See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: commercial real estate properties, real estate equity securities, and real estate loans. As of December 31, 2016, we do not yet have any real estate loan investments. See Notes 2 and 11 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Concentration of Credit Risk
As of December 31, 2016 and 2015, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2016, we owned eight properties: six commercial properties with fourteen tenants, one medical office property with five tenants and one student housing property with 138 units containing 316 beds. As of December 31, 2015, we owned six commercial properties housing fourteen tenants. As of December 31, 2014, we owned five commercial properties housing thirteen tenants. Percentages of gross rental revenues by location and tenant representing more than 10% of our total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2016, 2015 and 2014 are shown below.

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Terra Nova Plaza, Chula Vista, CA (1)	22.3%	24.5%	10.7%
Loudoun Gateway, Sterling VA	18.1	1.0	—
Flats at Carrs Hill, Athens GA	17.3	7.6	—
Anaheim Hills Office Plaza, Anaheim, CA	12.9	22.2	19.7
Commerce Corner, Logan Township, NJ	10.6	19.1	23.6
Heritage Parkway, Woodridge, IL	7.5	13.7	24.1
Wallingford Plaza, Seattle, WA	6.7	11.9	21.9
Total	95.4%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant - Property	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Orbital ATK Inc. - Loudoun Gateway	18.1%	1.0%	—%
The Sports Authority, Inc. - Terra Nova Plaza (1)	14.1	12.4	5.4
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	8.5	15.2	13.3
Allstate Insurance Company - Heritage Parkway	7.5	13.7	24.1
Bed Bath & Beyond, Inc. - Terra Nova Plaza	6.7	12.2	5.3
Performance Food Group, Inc. - Commerce Corner	6.5	11.6	14.3
Walgreen Company - Wallingford Plaza	3.6	6.3	11.3
Total	65.0%	72.4%	73.7%
(1) On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy and on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, the Company entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc.
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2016, 2015 and 2014 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant - Property	December 31, 2016	December 31, 2015	December 31, 2014
Orbital ATK Inc. - Loudoun Gateway	20.3%	21.6%	—%
New England Baptist Hospital - Allied Drive	12.0	—	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	10.3	11.0	18.9
Allstate Insurance Company - Heritage Parkway	—	10.4	18.7
Performance Food Group, Inc. - Commerce Corner	—	—	12.5
The Sports Authority, Inc. - Terra Nova Plaza	—	—	11.8
Total	42.6%	43.0%	61.9%
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
Emerging Growth Company Status
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Notwithstanding these allowances, we will not take advantage of such an extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. This election is irrevocable pursuant to Section 107 of the JOBS Act.

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

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically can be accessed free of charge. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports and other information we file electronically with the SEC are posted on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and may be obtained free of charge. We also routinely post important information about our Company, including press releases and information about upcoming investor conference calls. The public may find this information on our website. The contents of our website are not incorporated herein by reference.

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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31,2016, our distributions were covered by our FFO. In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.
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

We depend on our advisor, and our Dealer Manager for our public offerings and our private placement, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success depends in part upon our relationships with, and the performance of, our advisor and its key real estate professionals for the acquisition and management of our investment portfolio and our corporate operations, and our Dealer Manager for capital raising in our public offerings and private placement. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement, the agreement with the dealer manager or agreements with our distribution agents are terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of our stock.
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
We intend to continue acquiring properties in accordance with our investment strategy. We may also acquire portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition related costs;

•	we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

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
We face risks associated with our student-oriented apartment communities.

Many colleges and universities own and operate their own competing on-campus housing facilities, and changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that certain students, such as freshman, live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline.

Our medical office buildings and our tenants may be subject to competition.

Our medical office buildings may face competition from nearby hospitals and other medical office buildings that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, while others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of financial support are not available to buildings we own. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Further, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. Competition and loss of referrals could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical office buildings and our tenants to compete successfully may have an adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our office properties may be adversely affected by trends in the office real estate industry.

Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces, teleconferencing and outsourcing. These practices enable businesses to reduce their space requirements. Over time, these trends could erode the overall demand for office space and, in turn, may place downward pressure on occupancy, rental rates and property valuations.

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
As of December 31, 2016, our real estate equity securities portfolio consisted solely of publicly traded common stock of 40 REITs with a value of $8,609,212. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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

A non-U.S. stockholder that recognizes gain on a disposition of a “U.S. real property interest,” or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains. However, gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied.
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
We may be subject to federal and state taxes on our income, property or net worth even if we qualify as a REIT for federal income tax purposes, including, but not limited to, those described below.

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

ITEM 2. PROPERTIES

As of December 31, 2016, we owned eight properties: six commercial properties, one medical office property and one student housing property (a subset of multifamily) across seven states, comprising 856,916 rentable square feet. As of December 31, 2016, all of our properties were 100% leased. Six of the eight of the properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $65,200,000 as of December 31, 2016. The other two properties were encumbered by two separate property-specific loans with a total outstanding balance of $27,500,000 as of December 31, 2016.
Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2016:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Occupancy(1)
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100%
Total		259,910	2		100
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	July 2, 2014	100
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100
40 Allied Drive	Dedham, MA	64,127	5	September 27, 2016	100
Total		334,267	10		100
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100
Total		126,875	7		100
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100
Total		135,864	138		100
Grand total		856,916	19/138		100%
____________
(1) Occupancy is based on executed leases as of December 31, 2016.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Future Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for the properties we owned as of December 31, 2016. As of December 31, 2016, the weighted average remaining lease term at our commercial properties was 7.1 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2017 (2)	2	10,004	1.4%	$296,642	2.9%
2018	2	95,605	13.3%	1,317,402	13.0
2019	3	63,160	8.8%	1,603,004	15.8
2020	1	3,815	0.5%	104,226	1.0
2021	2	162,134	22.5%	909,440	9.0
2022	1	15,000	2.1%	—	—
2023	3	108,318	15.0%	2,826,941	28.0
2024	1	51,637	7.2%	580,000	5.7
2025	—	—	—%	—	—
2026	—	—	—%	—	—
Thereafter	4	211,379	29.2%	2,483,197	24.6
Total	19	721,052	100.0%	$10,120,852	100.0%

____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2016. It does not include (a) Dick's Sporting Goods, which, after an initial free rent period, commenced rent payments on March 1, 2017 at an annualized base rent of $934,017 and expires in February 2027 or (b) Raytheon, which, after a free rent period granted in connection with renewal of its lease, re-commenced rent payments on March 1, 2017 at an annualized base rent of $468,000 and expires in January 2022.
(2) 2017 does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $2.9 million in annualized base rent at our student housing property, The Flats at Carrs Hill.
Tenant Information
The following table describes the tenants at our properties as of December 31, 2016.

Tenant(3)	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Orbital ATK	102,015	14.1%	$2,645,641	26.1%	Aug. 2023
New England Baptist Hospital	53,945	7.5	1,563,326	15.5	Jul. 2033
Gateway	50,000	6.9	1,348,352	13.3	Jan. 2019
Allstate	94,233	13.1	1,278,986	12.6	Nov. 2018
Dick's Sporting Goods(4)	44,477	6.2	—	—	Feb. 2027
Performance Food Group	159,627	22.1	839,244	8.3	Dec. 2021
Bed Bath & Beyond	51,637	7.2	580,000	5.7	Jan. 2024
Walgreens(2)	12,674	1.8	490,000	4.9	Mar. 2087
Raytheon Applied Signal(5)	15,000	2.1	—	—	Jan. 2022
Mission Produce	100,283	13.9	429,871	4.3	Jan. 2029
AS Real Estate	8,892	1.2	266,604	2.6	Nov. 2017
Keller Williams	10,365	1.4	178,488	1.8	Aug. 2019
Remaining 7 tenants	17,904	2.5	500,340	4.9	Nov. 2017 - Jul. 2023
Total	721,052	100.0%	$10,120,852	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2016.
(2) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.
(3) Table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $2.9 million in annualized base rent at our student housing property, The Flats at Carrs Hill.
(4) Dick's Sporting Goods commenced rent payments on March 1, 2017 at an annualized base rent of $934,017.
(5) Raytheon re-commenced rent payments on March 1, 2017 at an annualized base rent of $468,000.

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

On September 27, 2016, we acquired a fee simple interest in a medical office building located in Dedham, Massachusetts ("Allied Drive") for a purchase price of $34,000,000, exclusive of closing costs. We funded the acquisition with cash on hand and by borrowing $32,400,000 from our line of credit. Of the $32,400,000 borrowed, approximately $13,100,000 is from existing borrowing capacity on previously acquired properties, while approximately $19,300,000 is allocated to Allied Drive. Allied Drive is a two-story, 64,127 rentable square-foot Class A medical office building approximately 20 miles outside of Boston. The property is located at 40 Allied Drive in Dedham, Massachusetts directly off of Route 128 / Interstate 95, providing easy vehicular access to a network of highways and other commuter thoroughfares that connect to the broader Boston metropolitan region. Allied Drive is also accessible via the commuter rail MBTA stop, which services Boston in less than 10 minutes. Legacy Place, University Station, Dedham Mall and Hilton Boston - Dedham are within short driving distances of Allied Drive, offering tenants a multitude of dining, entertainment and lodging options. Newly constructed in 2013, Allied Drive was built with a full spectrum of orthopedic-related services, featuring eight state-of-the-art operating rooms, a hospital-quality post-anesthesia care unit, diagnostic imaging and ancillary service space and Class A medical office suites.

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2016, there were no material pending legal proceedings.
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

Use of Proceeds from Sales of Registered Securities

On January 3, 2013, our Initial Registration Statement on Form S-11 (File No. 333-180356), registering our initial public offering of up to $2.5 billion in any combination of shares of our Class A common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act, and we commenced our initial public offering. On February 9, 2016, an amendment to our Registration Statement for our initial public offering was declared effective, which added our Class T shares of common stock, par value $0.01 per share, to such offering. SC Distributors, Inc., an unaffiliated broker-dealer, served as the dealer manager for our initial public offering. On July 1, 2016, our initial public offering terminated.

On July 12, 2016, our Follow-On Registration Statement on Form S-11 (File No. 333-208751), registering our follow-on public offering of up to $2.3 billion in any combination of our shares our Class A common stock, our Class I common stock, our Class T common stock and our Class N shares of common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act. See further information under Management's Discussion and Analysis below.

At the termination of our initial public offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Primary Offering:
Class A shares	4,184,784	$53,605,370
Class I shares	3,627,435	45,577,890
Class T shares	4,043	55,000
Distribution Reinvestment Plan:
Class A shares	127,773	1,630,385
Class I shares	154,913	1,962,797
Class T shares	—	—
Total	8,098,948	$102,831,442

As of the termination of our initial public offering, we had incurred the following expenses related thereto:

Organization and Offering Costs
Selling commissions	$881,623
Distribution fees	486,770
Dealer manager fees (1)	861,054
Other organization and offering costs	13,195,269
Total organization and offering costs	$15,424,716

(1) Dealer manager fees are not incurred on the Class I shares owned by RREEF America.

From the commencement of our initial public offering through its termination, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which were paid by RREEF America), were $100,601,995. Of the other organization and offering expenses described above, approximately $9,310,000 were not paid by us but were paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by our former dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. In July 2016, we fully repaid our former dealer manager for other organization and offering expenses it incurred. From January 3, 2013, the date we commenced our initial public offering, through December 31, 2016, the ratio of the cost of raising capital (excluding $2,010,409 of estimated trailing fees payable in the future) to capital raised, solely with respect to the initial public offering, was 13.0%.

As of the termination of our initial public offering, the net offering proceeds to us referred to above were allocated to the following uses:
•Approximately $24,500,000 was used to partially fund the purchase price of our real estate properties;
•Approximately $7,600,000 was used to purchase real estate equity securities;
•Approximately $55,125,000 was used to repay outstanding amounts on our line of credit;
•Approximately $8,275,000 was used to repurchase shares under our share redemption program; and
•Approximately $1,800,000 was available for working capital or subsequent investment.

As of December 31, 2016, in our follow-on public offering, we had raised $7,287,594 in gross proceeds and incurred total organization and offering costs of $628,052, or 8.6% of gross proceeds from the follow-on public offering, excluding $342,302 of estimated accrued trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 10, 2017, there were approximately 530 and 420 stockholders of record for the Class A shares and Class I shares, respectively, and no stockholders of record for our Class D shares, Class T shares or Class N shares of our common stock.

Share Redemption Plan

On November 27, 2012 we adopted a share redemption plan whereby, on a daily basis, stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to common shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter, but not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of the date of an investor's initial purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the years ended December 31, 2016, 2015 and 2014. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Total for year ended December 31, 2016	Shares	Weighted Average Share Price
Class A	709,572	$12.93
Class I	84,614	13.15
Class T	—	—

Total for year ended December 31, 2015	Shares	Weighted Average Share Price
Class A	73,780	$12.71
Class I	274,878	12.78

Total for year ended December 31, 2014	Shares	Weighted Average Share Price
Class A	10,008	$12.23
Class I	60,391	12.67

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit. For periods through December 31, 2015 and not beyond, our cash flow from operations included amounts received from our advisor pursuant to our expense support agreement. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Redemptions resumed effective April 1, 2016 in accordance with our share redemption plan as described in our prospectus

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2016. As of December 31, 2016, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
October 1 -October 31, 2016	17,248	$13.27	17,248	(1)
November 1 -November 30, 2016	17,687	$13.27	17,687	(1)
December 1 -December 31, 2016	27,069	$13.32	27,069	(1)
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

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class I shares and Class T shares will likely differ because of different allocations of class-specific expenses. We use the record-share method of determining the per share amount of distributions for each class of shares, although our board of directors may choose any other method that will not cause our distributions to be treated as preferential dividends under the Code. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific expenses accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific expenses allocable to such class.

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding for the years ended December 31, 2016, 2015 and 2014 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific expenses:

	2016	2015	2014
Three months ended March 31	$0.00179534	$0.00175668	$0.00167167
Three months ended June 30	$0.00177203	$0.00176456	$0.00169307
Three months ended September 30	$0.00181182	$0.00173533	$0.00169924
Three months ended December 31	$0.00182234	$0.00173613	$0.00173473

Total distributions declared to stockholders for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Distributions:
Distributions paid or payable in cash	$2,635,363	$1,833,584	$734,604
Distributions reinvested	1,882,139	1,342,575	1,047,236
Distributions declared	$4,517,502	$3,176,159	$1,781,840

Source of Distributions:
Cash flow from operations	$2,635,363	$1,783,883	$734,604
Reinvested via the distribution reinvestment plan	1,882,139	1,342,575	1,047,236
Borrowings	—	49,701	—
Total Sources of Distributions	$4,517,502	$3,176,159	$1,781,840

Net Cash Provided by Operating Activities:	$4,935,400	$2,850,008	$2,917,313

Funds From Operations:	$6,283,572	$2,741,109	$759,352

For the years ended December 31, 2016, 2015 and 2014, all of our distributions were covered by our cash flow from operations or from borrowings. For the years ended December 31, 2015 and 2014, our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Annual Report on Form 10-K. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For the years ended December 31, 2015 and 2014, cash flow from operations benefited by $1,097,737 and $2,128,248, respectively, from the expense support agreement.

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

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. Stockholders do not pay selling commissions when purchasing shares pursuant to the distribution reinvestment plan. Because the dealer manager fee is calculated based on our NAV for our Class A shares and our Class I shares, it reduces the NAV with respect to these share classes of our common stock, including shares issued under the distribution reinvestment plan. A dealer manager fee is not payable on a trailing basis with respect to Class T shares, and no dealer manager fee is payable on our Class N shares. Similarly, the distribution fee reduces the Class A NAV and the Class T NAV because it is calculated separately for the Class A shares and Class T shares based on the NAV of each class. The distribution fee is not payable with respect to Class I and Class N shares. Shares acquired under the distribution reinvestment plan entitle the participant to the same rights and will be treated in the same manner as shares of that class purchased in our Offering.

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

	Year Ended December 31,				For the Period February 7, 2012 (inception) through December 31, 2012
	2016	2015	2014	2013
Balance Sheet Data:
Total investment in real estate assets, net	$158,837,707	$135,305,346	$91,429,128	$26,216,217	$—
Cash and cash equivalents	$1,493,256	$1,936,870	$2,119,387	$2,916,144	$200,000
Total assets	$174,189,447	$148,066,273	$100,670,240	$32,303,828	$200,000
Line of credit, net	$64,677,532	$71,784,456	$48,237,062	$5,111,794	$—
Mortgage loans payable, net	$27,219,106	$—	$—	$—	$—
Due to affiliates	$4,844,917	$12,041,732	$9,203,208	$6,005,822	$—
Note to affiliate, net	$7,297,892	$—	$—	$—	$—
Acquired below-market lease intangibles, net	$6,060,616	$7,858,949	$8,340,493	$789,033	$—
Total liabilities	$113,917,932	$95,989,558	$67,062,595	$12,128,756	$—
Total stockholders' equity	$60,271,515	$52,076,715	$33,607,645	$20,175,072	$200,000

Operating Data:
Total revenues	$17,102,148	$9,401,214	$5,318,764	$857,705	$—
Total operating expenses	$19,214,799	$10,310,944	$6,131,581	$2,428,524	$—
Operating loss	$(2,112,651)	$(909,730)	$(812,817)	$(1,570,819)	$—
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)	$(1,981,203)	$—

Cash Flow Data:
Net cash provided by operating activities	$4,935,400	$2,850,008	$2,917,313	$511,712	$—
Net cash used in investing activities	$(33,894,787)	$(51,062,345)	$(62,340,371)	$(29,007,818)	$—
Net cash provided by financing activities	$28,515,773	$48,029,820	$58,626,301	$31,212,250	$200,000

FFO Data:
NAREIT defined FFO (1)	$6,283,572	$2,741,109	$759,352	$(1,379,393)	$—
IPA defined MFFO (2)	$4,045,865	$2,541,192	$630,357	$(1,307,340)	$—

Per Common Share Data:
Net loss - basic and diluted	$(0.63)	$(0.45)	$(0.63)	$(2.48)	$—
Distributions declared per common share	$0.66	$0.64	$0.62	$0.35	$—
Weighted average shares outstanding - basic and diluted	6,856,840	4,989,809	2,870,160	800,194

(1) Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.
(2) Compared to FFO, modified funds from operations ("MFFO") additionally excludes items such as acquisition related costs, straight-line rent and amortization of above- and below-market lease intangibles. Please see below for a reconciliation of net income to MFFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Annual Report. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information on our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
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

During the year ended December 31, 2016, we accomplished the following:

•	Acquired one medical office property outside of Boston, Massachusetts, for $34,000,000, increasing both our geographic and property type diversification;

•	Expanded our Wells Fargo line of credit to a maximum capacity of $100,000,000;

•	Maintained 100% occupancy in the real estate portfolio;

•	Secured two fully non-recourse, fixed-rate loans totaling $27.5 million on two separate properties;

•	Successfully launched our follow-on public offering; and

•	Raised approximately $27.6 million of new capital from investors.

Further detail on these activities is provided below and elsewhere in this Annual Report.

Portfolio Information

Real Estate Portfolio
As of December 31, 2016, our real estate portfolio was comprised of eight properties diversified across geography and sector. Details of the properties acquired in the past three years are shown below.
2014 Acquisitions
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

2015 Acquisitions

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

2016 Acquisition

On September 27, 2016, we acquired a fee simple interest in a medical office building located in Dedham, Massachusetts ("Allied Drive") for a purchase price of $34,000,000, exclusive of closing costs. We funded the acquisition with cash on hand and a $32,400,000 borrowing from our Wells Fargo line of credit. Of the $32,400,000 borrowed, approximately $13,100,000 is from existing borrowing capacity on previously acquired properties, while approximately

$19,300,000 is allocated to Allied Drive. Allied Drive is a two-story, 64,127 rentable square foot Class A medical office building approximately 20 miles outside of Boston. The property is located at Allied Drive in Dedham, Massachusetts directly off of Route 128 / Interstate 95, providing easy vehicular access to a network of highways and other commuter thoroughfares that connect to the broader Boston metropolitan region. Allied Drive is also accessible via the commuter rail MBTA stop, which services Boston in less than 10 minutes. Legacy Place, University Station, Dedham Mall and Hilton Boston - Dedham are within short driving distances of Allied Drive, offering tenants a multitude of dining, entertainment and lodging options. Newly constructed in 2013, Allied Drive was built with a full spectrum of orthopedic-related services, featuring eight state-of-the-art operating rooms, a hospital-quality post-anesthesia care unit, diagnostic imaging and ancillary service space and Class A medical office suites.

As of December 31, 2016, our weighted average remaining lease term was 7.1 years. The following table presents certain additional information about the properties we owned as of December 31, 2016:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100
Loudoun Gateway	Sterling, VA	102,015	1	100
Allied Drive	Dedham, MA	64,127	5	100
Office Total		334,267	10	100
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100
Terra Nova Plaza	Chula Vista, CA	96,114	2	100
Retail Total		126,875	7	100
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100
Industrial Total		259,910	2	100
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100
Multifamily Total		135,864	138	100
Grand Total		856,916	19/138	100%

(1) Occupancy is based on executed leases as of December 31, 2016.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of December 31, 2016, our real estate equity securities portfolio consisted of publicly traded common stock of 40 REITs with a value of $8,609,212. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall portfolio flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2016:

As of December 31, 2016, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	8.8%
Prologis, Inc.	6.7
Public Storage	5.7
Welltower, Inc.	5.6
Vornado Realty Trust	5.0
Mid-America Apartment Communities, Inc.	3.9
General Growth Properties, Inc.	3.6
Alexandria Real Estate Equities, Inc.	3.1
Essex Property Trust, Inc.	3.1
AvalonBay Communities, Inc.	3.0
Total	48.5%

Market Outlook

Commercial real estate had a strong year during 2016. For the most part, demand continued to outstrip supply, pushing vacancy rates lower and rents higher. Commercial real estate prices generally ended the year above where they started, delivering total returns to core real estate in line with the historical average for commercial real estate. In more subtle ways, however, we believe the landscape began to shift. While fundamentals were strong, financial-market volatility curbed the decline of capitalization rates that had powered capital gains since 2010. Total annual returns on an unleveraged basis slipped into the single digits for the first time since the recent financial crisis.

We believe that commercial real estate will deliver a similar return profile over the next five years. Given that supply is generally moderate and shows tentative signs of peaking, we believe that real estate is positioned to generate healthy net operating income growth. At the same time, rising interest rates and temperate capital flows directly into commercial real estate are expected to put modest upward pressure on capitalization rates, slowing the pace of appreciation. We expect total annual unleveraged returns on commercial real estate will be primarily income driven, averaging 5%-6% annually through 2021 (6%-7% over the next two years).

While a more normalized return profile may be disappointing to some investors, in our view it represents a soft landing that should be welcomed. We believe the U.S. economy does not suffer from overt excesses, such as inflation or asset bubbles, that have precipitated past recessions. We believe supply is generally under control, real estate is not over-leveraged and valuations are not stretched on a relative basis. In this context, a moderation of returns should help extend the duration of the cycle, or in a worst case scenario, cushion the severity of any downturn, which we continue to believe is several years off.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our sponsor in our initial public offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since then and through December 31, 2016, we acquired seven additional properties and significantly increased our outstanding debt balance as described above under "Portfolio Information-Real Estate Portfolio." In addition, we expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which we believe will have a significant impact on our future results of operations.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Revenues

Our rental income increased to $15,102,464 for the year ended December 31, 2016 compared to $8,050,514 for the year ended December 31, 2015. Our tenant reimbursement income increased to $1,514,772 for the year ended December 31, 2016 compared to $1,066,073 for the year ended December 31, 2015. Our 2016 rental and tenant reimbursement income increased from 2015 due to the property acquisitions occurring during 2015 and 2016 as described above under "Portfolio Information-Real Estate Portfolio." Also included in our 2016 rental and tenant reimbursement income is approximately $1,499,234 related to the fully amortized below market lease liability at Terra Nova Plaza for The Sports Authority, Inc. In connection with the bankruptcy proceedings of The Sports Authority, Inc., on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space at Terra Nova Plaza occupied by The Sports Authority, Inc. In September 2016, we executed a 10-year lease with Dick's Sporting Goods, Inc., which was subsequently approved by the bankruptcy court on September 26, 2016 at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. At such time, all remaining lease intangibles related to The Sports Authority, Inc. were fully amortized through the lease termination date.

Straight line revenues increased to $836,108 for the year ended December 31, 2016 compared to $431,065 for the year ended December 31, 2015. The increase in straight line revenues for 2016 over 2015 was due to our additional property acquisitions. Typically, our leases have contractual base rent increases, which cause corresponding decreases in the straight line rent adjustments once effective. In addition, we recognized approximately $264,000 of straight line revenue for the year ended December 31, 2016 from the lease with Dick's Sporting Goods, Inc., a result of the lease beginning in September 2016 but cash base rent not commencing until March 1, 2017.

Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza represent our same-store real estate investments for the years ended December 31, 2016 and 2015, being the properties owned for the entirety of both periods. For those properties, property income was up $1,622,000 in 2016 compared to 2015, primarily due to $1,499,234 from the full amortization of the below market lease liability related to the termination of the lease with The Sports Authority, Inc. as described above. Base rental income had a minimal change over the prior period as contractual base rent increases at the properties were offset by three months of free rent at Terra Nova Plaza related to the lease with Dick's Sporting Goods, Inc. Straight line revenue increased by approximately $125,000, primarily a result of the $264,000 recognized from the Dick's Sporting Goods, Inc. lease offsetting decreases from the other properties. In addition, the 2016 period saw increased tenant reimbursements of approximately $57,000 primarily related similar increases in recoverable operating expenses.

Our investment income on marketable securities increased to $484,912 for the year ended December 31, 2016 compared to $284,627 for the year ended December 31, 2015. The increase in investment income was due to certain securities providing greater distributions in 2016 as a result of asset sales. Such greater distributions may not continue in future periods. The portfolio is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. Proceeds from sale of securities are primarily reinvested in the common stock of other publicly traded REITs, thereby keeping a base of investments that generate dividend income. As of December 31, 2016, our real estate equity securities portfolio had a total investment cost of $8,103,761. All of our investment income on marketable securities for the years ended December 31, 2016 and 2015 was comprised of dividend income from these investments.

Expenses

Our total expenses for the years ended December 31, 2016 and 2015 were $19,214,799 and $10,310,944, respectively. For the years ended December 31, 2016 and 2015, general and administrative expenses were $2,091,416 and $2,012,137, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were audit fees, legal fees, professional fees, directors and officers insurance and independent director compensation. The amount for the 2016 period is higher than 2015 primarily due to higher audit fees and other professional fees related to tax and compliance.

Property operating expenses for the years ended December 31, 2016 and 2015, were $5,158,942 and $2,118,849, respectively. The increase in property operating expenses from 2015 to 2016 is primarily due to the 2015 property acquisitions occurring late in the year as described above under "Portfolio Information-Real Estate Portfolio." In addition, we recognized approximately $545,000 of bad debt expense during the year ended December 31, 2016 related to the bankruptcy filing of The Sports Authority, Inc. For the years ended December 31, 2016 and 2015, depreciation was $3,826,198 and $2,233,667, respectively and amortization was $6,803,850 and $2,735,138, respectively. Depreciation and amortization also increased in the 2016 period compared to the 2015 period as a result of the additional acquisitions. Furthermore, the 2016 period includes $1,898,000 in amortization expense due to the full amortization of the acquired intangible lease assets related to The Sports Authority, Inc. lease.

On a same-store basis (for Heritage Parkway, Wallingford Plaza, Commerce Corner, Anaheim Hills Office Plaza and Terra Nova Plaza), property operating expenses for the year ended December 31, 2016 increased by approximately $628,000 compared to the same period of 2015 primarily due to $545,000 of bad debt expense and, to a lesser degree, legal costs, at Terra Nova Plaza related to the bankruptcy of The Sports Authority, Inc. In addition, we recognized increased real estate taxes of approximately $40,000, primarily related to Commerce Corner. On a same-store basis, amortization increased approximately $1,854,000, primarily due to the additional amortization related to The Sports Authority Inc. lease as noted above, however, depreciation for the year ended December 31, 2016 was consistent with the year ended December 31, 2015.

The fixed component of the advisory fee is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the years ended December 31, 2016 and 2015, the fixed component of the advisory fee was $900,726 and $607,614, respectively. The fixed component of the advisory fee was not earned by our advisor until our combined NAV for all share classes reached $50,000,000, which occurred on January 22, 2015. The increase in the fixed component of the advisory fee is due to the additional capital raised during 2016 as well as an increase to our NAV resulting from appreciation of our real estate investments.
In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2016, the performance component of the advisory fee was $274,905. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates.

Acquisition related expenses during the years ended December 31, 2016 and 2015 were $158,762 and $603,539, respectively. The 2016 amount related to our acquisition of Allied Drive and the 2015 amount related primarily to our acquisitions of The Flats at Carrs Hill and Loudoun Gateway. Acquisition related expenses during the year ended December 31, 2015 also included costs related to pursuit of acquisitions that we ultimately decided not to complete.

We expect our acquisition related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the year ended December 31, 2016, interest expense was $2,427,110 compared to $1,330,601 for the same period in 2015. This increase was primarily due to a greater weighted average outstanding aggregate loan balance due to additional borrowings on our line of credit related to acquisitions which occurred in the second half of 2015 and late 2016. The weighted average outstanding balance on our line of credit was $60.1 million for the year ended December 31, 2016, as compared to $43.5 million for the year ended December 31, 2015. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties during 2016 as compared to 2015. Additionally contributing to the increased interest expense in the 2016 period compared to the 2015 period is the long term property specific loans that were originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. Interest expense is greater from these loans as the interest rates are slightly higher than the 2.1% - 2.4% interest rate on the Wells Fargo line of credit, and there is additional amortization of financing costs associated with these fixed rate loans. Lastly, the increase in overall interest expense from 2015 to 2016 was partly due to the imputation of interest of $209,772 on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor as of December 31, 2015, the repayment provisions of the expense support agreement were triggered in January 2016, causing us to impute interest on the payment stream. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease. In addition, we anticipate utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Losses from Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is subject to continual adjustments in positions held as the portfolio is actively managed among different sectors. For the years ended December 31, 2016 and 2015, these portfolio refinements resulted in net realized gains of $193,285 and $12,635, respectively. During 2016, the REIT securities market generally gained ground during the first half, followed by a somewhat negative second half of the year due to expectations of a rise in interest rates as well as the uncertainty of the presidential election. During 2015, the REIT stock sector declined generally, primarily as a result of interest rate fears, the Greek debt situation and a slowing Chinese economy, although by the end of 2015, these fears had tempered and the public REIT sector finished the year by recovering the losses and adding further gains resulting in unrealized gains. As a result, for the year ended December 31, 2016, our securities portfolio experienced a net unrealized loss of $189,989, while the year ended December 31, 2015 experienced a net unrealized gain of $105,958. As of December 31, 2016, we owned a portfolio of publicly traded common stock of 40 REITs with a cost basis of $8,103,761 and a fair value of $8,609,212, reflecting a net unrealized gain of $505,451.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Revenues

Our rental income increased to $8,050,514 for the year ended December 31, 2015 compared to $4,591,711 for the year ended December 31, 2014. Our tenant reimbursement income increased to $1,066,073 for the year ended December 31, 2015 compared to $593,845 for the year ended December 31, 2014. Our 2015 rental and tenant reimbursement income increased from 2014 due to the property acquisitions occurring during 2014 and 2015 as described above under "Portfolio Information-Real Estate Portfolio." Straight line revenues increased to $431,065 for the year ended December 31, 2015 compared to $342,643 for the year ended December 31, 2014. The increase in straight line revenues for 2015 over 2014 is reflective of our additional property acquisitions.
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
Expenses
Our total operating expenses for the years ended December 31, 2015 and 2014 were $10,310,944 and $6,131,581, respectively. For the years ended December 31, 2015 and 2014, general and administrative expenses were $2,012,137 and $2,232,336, respectively. Our general and administrative expenses include a variety of corporate expenses, the largest of which were audit fees, legal fees, directors and officers insurance, and independent director fees. The amount for 2015 was lower than for 2014 primarily due to our advisor's outsourcing of its fund administration services to BNY Mellon that occurred in February 2015. Prior to the switch to BNY Mellon, we were responsible for reimbursing our advisor for costs related to certain of our advisor's employees who were subsequently transitioned to BNY Mellon. For the year ended December 31, 2015, the fees incurred from BNY Mellon were approximately $313,000 less than the employee expense reimbursements to our advisor for the year ended December 31, 2014. In addition, professional and legal fees were reduced by approximately $148,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014, as a result of fewer SEC-related consulting fees and more efficient internal processes. The aforementioned savings were offset by slightly higher audit costs due to increased activity and higher directors and officers insurance premiums as we increased our policy limits to be commensurate with our growth upon policy renewal in 2015.
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

Acquisition related expenses during the years ended December 31, 2015 and 2014 were $603,539 and $333,554, respectively. The 2015 amount related primarily to our acquisitions of The Flats at Carrs Hill and Loudoun Gateway, while the 2014 amount related primarily to our acquisitions of Commerce Corner, Anaheim Hills Office Plaza, and Terra

Nova Plaza. Acquisition related expenses during the years ended December 31, 2015 and 2014 also included costs related to pursuit of an acquisition that we ultimately decided not to complete.

We expect our acquisition related expenses, depreciation, amortization and property operating expenses to increase in future periods because we anticipate acquiring additional properties in the future.

Interest Expense

For the year ended December 31, 2015, interest expense was $1,330,601 compared to $1,078,124 for the same period in 2014. This was due to an increase in the weighted average outstanding balance on our line of credit to $43.5 million for the year ended December 31, 2015, as compared to $25.8 million for the year ended December 31, 2014. The increase in our weighted average balance on our line of credit was attributable to our ownership of a greater number of properties as of December 31, 2015 as compared to December 31, 2014, all of which were financed on our line of credit. We expect our interest expense to increase in future periods because (1) the interest expense reported during the periods presented reflects a lower average leverage level than we expect to maintain and (2) we anticipate acquiring additional properties in the future with borrowings. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease. In addition, we anticipate utilizing property specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Realized and Unrealized Losses from Marketable Securities

Since our initial investment in a portfolio of publicly traded REIT securities, our portfolio has been subject to continual refinements. For the years ended December 31, 2015 and 2014, these portfolio refinements resulted in net realized gains of $12,635 and $91,837, respectively. Compared to the 2014 period, the public REIT sector of the equities market continued to improve, however at a slower pace during 2015. During the 2014 calendar year, and into first quarter of 2015, the public REIT sector rose significantly on stable economic growth and interest rates. As a consequence, refinements in our marketable securities portfolio during both periods locked in realized gains that were not fully eliminated during the second quarter of 2015 when the REIT stock sector declined generally, primarily on interest rate fears, the Greek debt situation and a slowing Chinese economy. By the end of 2015, these fears had tempered and the public REIT sector finished the year by recovering the losses of the second quarter and adding further gains. As a result, for the year ended December 31, 2015, our securities portfolio experienced a net unrealized gain of $105,958. The net unrealized gain for 2015 was less than the net unrealized gain of $765,053 for the year ended December 31, 2014 primarily because the public REIT sector was coming off of a low at December 31, 2013. As of December 31, 2015, we owned a portfolio of publicly traded common stock of 44 REITs with a cost basis of $7,873,564 and a fair value of $8,569,004, reflecting a net unrealized gain of $695,440.

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

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2016:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$182,900,000	$24.50	$24.71	$24.42
Investments in real estate equity securities (2)	8,609,212	1.15	1.16	1.15
Other assets, net	4,031,631	0.54	0.54	0.54
Line of credit	(65,200,000)	(8.74)	(8.81)	(8.74)
Mortgage loans payable	(27,500,000)	(3.69)	(3.71)	(3.69)
Other liabilities, net	(3,258,701)	(0.41)	(0.44)	(0.41)
Net asset value	$99,582,142	$13.35	$13.45	$13.27

(1)    The value of our investments in real estate was approximately 6.9% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 6.2% more than their historical cost.

As of December 31, 2016, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office properties (Heritage Parkway, Anaheim Hills Office Plaza, Loudoun Gateway and Allied Drive) and the retail properties (Wallingford Plaza and Terra Nova Plaza) as of December 31, 2016. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.77%
Retail properties	6.50%	6.00%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our office property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2016 of 0.25% would yield a decrease in the total office property investment value of 2.2% and would yield a decrease in the total retail property investment value of 1.9%.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2016.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$60,271,515	$8.07	$8.15	$7.99
Plus:
Unrealized gain on real estate investment	12,972,885	1.74	1.75	1.74
Accumulated depreciation	7,349,515	0.99	0.99	0.99
Accumulated amortization	9,127,692	1.22	1.23	1.22
Deferred costs and expenses	11,306,527	1.52	1.53	1.52
Less:
Deferred rent receivable	(1,445,992)	(0.19)	(0.20)	(0.19)
Net asset value	$99,582,142	$13.35	$13.45	$13.27
The deferred costs and expenses of $11,306,527 are initially excluded from the NAV calculation. This represents amounts payable to our advisor and dealer manager, but is less than the total amount payable to our advisor and dealer manager, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2016 were recorded as assets and as such have no impact on our NAV as of December 31, 2016, and (2) the amount payable to our advisor and dealer manager as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable to our advisor under the advisory agreement and accrued offering costs payable to our dealer manager, both of which have been deducted from our NAV as of December 31, 2016 and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor or paid to our dealer manager in accordance with the relevant agreements. For the year ended December 31, 2016, we reimbursed our advisor for $925,687 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred offering costs and expenses above additionally includes $2,352,711 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to the dealer manager. These amounts have not yet been included in the calculation of our NAV because the timing and ultimate amount of the trailing fees to be paid are unknown and dependent on factors including how long the applicable shares remain outstanding. However, under GAAP, we have incurred a liability and have estimated future trailing fees of $2,352,711 as of December 31, 2016 based on shares then outstanding, which is reflected on our most recent consolidated balance sheet.

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
MFFO
As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition related costs, straight-line rent and amortization of above- and below-market lease intangibles. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.
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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Year Ended December 31,
	2016	2015	2014
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)

Real estate related depreciation	3,826,198	2,233,667	1,097,034
Real estate related amortization	6,803,850	2,735,138	1,461,422
NAREIT defined FFO	$6,283,572	$2,741,109	$759,352

Additional adjustments
Acquisition expenses	158,762	603,539	333,554
Straight line rents	(607,900)	(431,065)	(342,643)
Amortization of above- and below-market lease intangibles	(1,816,111)	(372,391)	(119,906)
Lease incentive amortization	27,542	—	—
IPA defined MFFO	$4,045,865	$2,541,192	$630,357
We believe that our FFO for the years ended December 31, 2016, 2015 and 2014, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle. In addition, FFO for the year ended December 31, 2016 includes $1,499,234 of below market intangible lease income for The Sports Authority, Inc. in relation to its lease termination.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through December 31, 2016, we raised $105,507,959 from the sales of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On May 1, 2013, we, as guarantor, and our operating partnership, as borrower, entered into a secured revolving credit facility with Regions

Bank and its affiliates, as administrative agent, sole lead arranger and sole book runner, and other lending institutions that could have become parties to the credit agreement, which we refer to as the Regions line of credit. The Regions line of credit had a capacity of $50,000,000. Borrowings under the Regions line of credit carried a specified interest rate which ranged from 220 to 250 basis points over the London Interbank Offered Rate, or LIBOR. The Regions line of credit had a scheduled maturity date of May 1, 2015.

On March 6, 2015, we entered into a new secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit had an initial maximum capacity of $75 million, but could be expanded up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. On September 27, 2016, we expanded the maximum capacity of the Wells Fargo line of credit by $25,000,000 to a maximum capacity of $100,000,000. As of December 31, 2016, the outstanding balance and weighted average interest rate under the Wells Fargo line of credit were $65,200,000 and 2.40%, respectively.

The Wells Fargo line of credit has as co-borrowers certain wholly owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. On March 22, 2016, we amended the Wells Fargo line of credit agreement, effective December 31, 2015, to revise the tangible net worth definition therein to reflect our property values at the lesser of cost or appraised value as determined by our independent valuation advisor. As of December 31, 2016, we were in compliance with all covenants.

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

On December 1, 2016, we, through an an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000,000 obtained from Hartford were used to repay outstanding balances under the Wells Fargo line of credit, thereby releasing Commerce Corner from the Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

In the future, as our assets increase, it may not be commercially feasible, or we may not be able to secure, an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, our advisor agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the "Deferred O&O"). These costs amounted to $4,618,318, and are being reimbursed to our advisor on a pro rata basis over a 60-month period that started January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs with respect to our initial public offering to exceed 15% of the gross proceeds raised from our initial public offering at any time. As of December 31, 2016, the organization and offering costs paid by our advisor did not exceed the 15% limit. Through December 31, 2016, we have reimbursed RREEF America for $2,766,943 for Deferred O&O.

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates that are not incurred under the expense support agreement, as discussed below. Costs eligible for reimbursement, if they are not incurred under the expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2016, our advisor incurred $276,633 of these expenses, of which $72,200 was payable to our advisor as of December 31, 2016.

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

Limits on Expense Reimbursement

In all cases, reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that such reimbursement payment will not cause the aggregate organization and offering costs paid by us for a given offering to exceed 15% of the gross proceeds from the sale of shares in such offering as of the date of the reimbursement payment, and such reimbursement payment will not adversely affect our ability to maintain our status as a REIT for federal tax purposes.

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which was the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, our total operating expenses were $3,260,955, which exceeded the 2%/25% guidelines by $149,133, and our advisor will reimburse us for such excess amount.

Pursuant to the expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarters ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as “prior 2%/25% periods.” If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period. Our independent directors have approved the excess amount for every prior 2%/25% period from June 30, 2014 through September 30, 2016.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through December 31, 2016, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Through December 31, 2016, our dealer manager has incurred on our behalf $150,132 of offering costs. Also, through June 30, 2016, our former deal manager had paid on our behalf $1,618,114 in offering costs. The total organization and offering costs paid by our advisor, the dealer manager and the former dealer manager did not cause us to exceed the 15% limitation as of December 31, 2016 with respect to the initial public offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on public offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on public offering. The total organization and offering costs paid by our advisor and the dealer manager did not cause us to exceed the 15% limitation as of December 31, 2016 with respect to the follow-on public offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Cash flow provided by operating activities during the years ended December 31, 2016 and 2015 was $4,935,400 and $2,850,008, respectively. This increase is due to the operating cash flow from the additional properties acquired and a full year of operations for properties acquired in 2015, somewhat offset by higher debt service costs as a result of higher debt balances.

Cash flow used in investing activities during the years ended December 31, 2016 and 2015 was $33,894,787 and $51,062,345, respectively. During 2016 we acquired one property for $33,761,415, while in 2015 we acquired two properties for $48,954,401. In addition, during 2015 we invested an additional $2,000,000 into our real estate securities portfolio.

Cash flow provided by financing activities was $28,515,773 for the year ended December 31, 2016. We received proceeds of $27,604,469 in our offerings. We paid $5,705,461 in offering costs inclusive of reimbursements to our advisor and our former dealer manager. We borrowed $36,600,000 from our Wells Fargo line of credit to finance the acquisition of Allied Drive and to fund redemptions. We originated two property specific loans totaling $27,500,000 ($14,500,000 from Nationwide on The Flats at Carrs Hill and for $13,000,000 from Hartford on Commerce Center) and used the proceeds along with proceeds of our offerings to repay $43,900,000 outstanding under the Wells Fargo line of credit. In connection with the origination of the two property specific loans and the expansion of our Wells Fargo line of credit to a maximum capacity of $100,000,000, we paid $462,883 in financing costs. Cash distributions to stockholders paid during the year ended December 31, 2016 were $4,470,040. Of the total distributions declared for the year ended December 31, 2016, $1,882,139 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions that resulted in payments by us of $10,282,451, after deductions for any applicable 2% short-term trading discounts.

Cash flow provided by financing activities was $48,029,820 for the year ended December 31, 2015. We received proceeds of $32,581,726 in our offering. We paid $684,502 in offering costs that were not covered by our advisor and we reimbursed our advisor for $923,158 of offering costs previously funded by our advisor under our advisory agreement. We had net borrowings of $24,100,000 under our line of credit during 2015. The net borrowings include repayment of the Regions Line of Credit with proceeds from the new Wells Fargo line of credit as well as principal repayments made from offering proceeds. The net borrowings were used for the two property acquisitions during 2015. Cash distributions to stockholders paid during the year ended December 31, 2015 were $3,070,769. Of the total distributions declared for the year ended December 31, 2015, $1,342,575 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions resulting in payments by us of $4,393,947 after deductions for any applicable 2% short-term trading discounts. Deferred financing costs paid by us in connection with refinancing our Regions line of credit and the acquisition of two properties amounted to $922,105.

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
Cash flow provided by financing activities was $58,626,301 for the year ended December 31, 2014. We received proceeds of $19,031,109 in our offering. We paid $701,570 in offering costs that were not covered by our advisor and we reimbursed our advisor for $881,035 of offering costs previously funded by our advisor under our advisory agreement. During 2014, we had net borrowings of $42,900,000 under our Regions line of credit which was used for the three property acquisitions. Cash distributions to stockholders paid during the year ended December 31, 2014 were $1,737,103. Of the total distributions declared for the year ended December 31, 2014, $1,047,236 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions resulting in payments by us of $877,465 after deductions for any applicable 2% short-term trading discounts. Deferred financing costs paid by us in connection with obtaining our Regions line of credit and not reimbursed by our sponsor amounted to $154,871.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2016 and ending on December 31, 2016 for each share of Class A, Class I and Class T common stock outstanding. The table below shows the details of the distributions for 2016:

	Three Months Ended				Year Ended December 31, 2016
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203	$0.00181182	$0.00182234
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$699,572	$2,635,363
Distributions reinvested	407,009	457,276	504,020	513,834	1,882,139
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$1,213,406	$4,517,502

Source of Distributions:
Cash flow from operations	$633,913	$631,394	$670,484	$699,572	$2,635,363
Reinvested via the distribution reinvestment plan	407,009	457,276	504,020	513,834	1,882,139
Borrowings	—	—	—	—	—
Total Sources of Distributions	$1,040,922	$1,088,670	$1,174,504	$1,213,406	$4,517,502

Net Cash Provided by Operating Activities:	$1,700,730	$644,185	$1,359,340	$1,231,145	$4,935,400

Funds From Operations:	$956,075	$1,362,238	$2,627,215	$1,338,044	$6,283,572

For the year ended December 31, 2016, our distributions were covered by our cash flow from operations. For the periods from our inception through December 31, 2015 (but not beyond December 31, 2015), our cash flow from operations included expense support received from our advisor.

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

Redemptions

During the year ended December 31, 2016, we processed redemptions for a total of 709,572 Class A shares at a weighted average price of $12.93 per share and redemptions for a total of 84,614 Class I shares at a weighted average price of $13.15 per share, in both cases before allowing for the 2% short-term trading discount. During the year ended December 31, 2015, we processed redemptions for a total of 73,780 Class A shares at a weighted average price of $12.71 per share and redemptions for a total of 274,878 Class I shares at a weighted average price of $12.78 per share, in both cases before allowing for the 2% short-term trading discount. During the year ended December 31, 2014, we processed redemptions for a total of 10,008 Class A shares at a weighted average price of $12.23 per share and redemptions for a total of 60,391 Class I shares at a weighted average price of $12.67 per share, in both cases before allowing for the 2% short-term trading discount. We funded these redemptions with cash flows from operations and with borrowings. As of December 31, 2016, we had no unfulfilled redemption requests.

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
Real Estate Investments and Lease Intangibles
Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 20 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements, lease commissions and certain lease intangibles are amortized over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years.
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
Investments in Marketable Securities
In accordance with our investment guidelines as approved by our board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. We determine the appropriate classification for these securities at the time of purchase and reevaluate such designation as of each balance sheet date. As of December 31, 2016, we classified our investments in marketable securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
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
Revenue Recognition
Rental revenue from real estate investments is recognized on a straight-line basis over the terms of the related leases. The differences between rental revenue earned from real estate investments and amounts due under the respective lease agreements are amortized or accreted, as applicable, to deferred rent receivable. Rental revenue will also include amortization of above- and below-market leases, as well as amortization of lease incentives. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectability is reasonably assured. Also included in rental revenue are tenant reimbursements of certain operating expenses and percentage rents determined in accordance with the terms of the lease agreements.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by us, RREEF America and its affiliates on our behalf which relate directly to our activities of raising capital in the offering, preparing for the offering, the qualification and registration of the Offering, and the marketing and distribution of our shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the Dealer Manager, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as our advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be deferred and will be paid from the proceeds of the offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by us with respect to a particular offering will not exceed 15% of the gross proceeds from such offering. In addition, we will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause our total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of an offering.

Included in offering costs are certain distribution fees and dealer manager fees paid on a trailing basis, computed daily as a percentage of the NAV of specified classes of our common stock, which we refer to as trailing fees. At each reporting date,we accrue an estimate for the amount of trailing fees that ultimately may be paid on the outstanding shares. Such estimate reflects our assumptions for certain variables, including future redemptions with respect to each offering, share price appreciation and the total gross proceeds to be raised during the currently effective offering. In addition, the estimated accrual for future trailing fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital.
Certain Accounting Pronouncements Effective in the Future
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for us on January 1, 2018 with early adoption permitted for certain provisions. Upon adoption, we will be required to record the amount of net unrealized gain or loss on our investments in marketable securities in earnings via a cumulative effect adjustment. We presently do not intend to early adopt ASU 2016-01.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to us in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-01 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as our note to affiliate on our consolidated balance sheet as of December 31, 2016. During the year ended December 31, 2016, we made one payment of $250,000 to our advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense would be reflected in cash flows from operating activities. Under current GAAP, the entire cash flow is reported as a financing activity. ASU 2016-15 will become effective for us on January 1, 2018. Upon adoption, ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. We are currently evaluating the full impact of ASU 2016-15 our consolidated financial statements.
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the current implementation guidance, real estate has broadly been interpreted to be a business, which requires, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the balance sheet. ASU 2017-01 is effective for us on January 1, 2018 with early adoption permitted in certain circumstances. Adoption of ASU 2017-01 is not expected to have an impact on our consolidated financial statements, but may affect transactions in real estate that occur after adoption. We presently intend to early adopt ASU 2017-01, but will more fully evaluate this option based on the specifics of our next real estate transaction.
In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. However, other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09, as amended, becomes effective for us on January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 must be applied retrospectively either (a) to each prior reporting period presented, or (b) with a cumulative effect adjustment. We do not intend to early adopt ASU 2014-09, and we are evaluating the impact of ASU 2014-09 on our consolidated financial statements. Presently, we intend to adopt via a cumulative effect adjustment in the period of adoption.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2016, we are not a lessee under any lease contracts. Upon adoption, we would apply a modified retrospective approach that will depend on the types of leases we have in force at the time of adoption. ASU 2016-02 is effective for us on January 1, 2019 with early adoption permitted. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements.
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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2016. Also see Notes 6 and 7 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Wells Fargo Bank (1)	$65,200,000	$—	$65,200,000	$—	$—
Note Payable with Nationwide Life Insurance	14,500,000	—	—	—	14,500,000
Note Payable with Hartford Life Insurance Company	13,000,000	—	—	—	13,000,000
Note to Affiliate, net of unamortized discount	7,297,892	—	—	—	7,297,892
Deferred O&O (2)	1,851,375	923,159	928,216	—	—
Total	$101,849,267	$923,159	$66,128,216	$—	$34,797,892

(1)	The Wells Fargo credit facility matures on March 6, 2018, but has two one-year extension options upon our satisfaction of specified conditions.
(2) Repayments to our advisor of organization and offering costs pursuant to the expense support agreement and the advisory agreement are limited to 15% of the proceeds raised in our initial offering.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2016, we had $65,200,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.40%, representing approximately 52.3% a loan-to-cost ratio with respect to the six real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $326,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2016, we owned $8,609,212 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2016 would result in a change of $860,921 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2017 Proxy Statement") relating to our 2017 annual meeting of stockholders (our “2017 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2017.
On February 9, 2017, our board of directors determined to hold the 2017 Annual Meeting on May 11, 2017.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 36 hereof.

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
3.1
Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the initial Registration Statement on Form S-11 of RREEF Property Trust, Inc., Commission File No. 333-180356 (the “Initial Registration Statement”), filed November 29, 2012 (“Pre-Effective Amendment No. 3”).

3.2	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 21, 2016.
3.3	Articles Supplementary of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 29, 2016.
3.4	Articles of Amendment of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 29, 2016.
3.5	Second Articles of Amendment of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2016.
3.6	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3.
10.1
Amended and Restated Advisory Agreement, dated as of January 20, 2016, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2016.

10.2
Valuation Services Agreement, dated as of December 21, 2012, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Initial Registration Statement filed December 21, 2012.

10.3
Amendment to Extend Altus Valuation Advisory Services Agreement, dated June 1, 2016, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2016.

10.4
Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed September 21, 2012 (“Pre-Effective Amendment No. 2”).

10.5
RREEF Property Trust, Inc. Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 2 to the Initial Registration Statement filed on April 12, 2013.

10.6	RREEF Property Trust, Inc. Independent Director Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 3.
10.7	Form of Independent Directors Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.7 to the Initial Registration Statement filed March 26, 2012.
10.8
Third Amended and Restated Expense Support Agreement, dated December 16, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2014.

10.9
First Amendment to the Third Amended and Restated Expense Support Agreement, dated January 20, 2016, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2016.

10.10
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
10.15
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 20, 2013, by and between WP Partners LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment No. 6 to the Initial Registration Statement filed March 11, 2014 (“Post-Effective Amendment No. 6”).

10.16
Assignment of Agreement of Purchase and Sale, dated as of December 9, 2013, by and between RREEF America L.L.C. and RPT Wallingford Plaza, LLC, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 6.

10.17
Purchase and Sale Agreement, dated as of March 12, 2014, by and between DP 1109 Commerce LLC. and RREEF America L.L.C., incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 8 to the Initial Registration Statement filed April 4, 2014 (“Post-Effective Amendment No. 8”).

10.18
Assignment of Agreement of Purchase and Sale, dated as of March 24, 2014, by and between RREEF America, L.L.C. and RPT 1109 Commerce Boulevard, LLC, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 8.

10.19
Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, dated as of June 16, 2014, by and between Anaheim Hills Office Plaza, LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 10 to the Initial Registration Statement filed July 3, 2014 (“Post-Effective Amendment No. 10”).

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

10.22
Agreement for Purchase and Sale and Escrow Instructions, dated as of September 15, 2014, by and between VLD SWEETWATER, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 12 to the Initial Registration Statement filed October 3, 2014 (“Post-Effective Amendment No. 12”).

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

10.26
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

10.34
Loan Agreement, dated as of March 1, 2016, between RPT Flats at Carrs Hill, LLC, as borrower, and Nationwide Life Insurance Company, as lender, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 22 to the Initial Registration Statement filed on April 14, 2016 (“Post-Effective Amendment No. 22”).

10.35
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.36
First Amendment to Revolving Loan Agreement and Omnibus Amendment to Loan Documents by and between RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RPT Loudoun Gateway I, LLC, and RPT Allied Drive, LLC and Wells Fargo Bank, National Association, dated as of September 27, 2016, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.37
Purchase and Sale Agreement by and between Greater Boston Musculoskeletal Center Real Estate Company, LLC and RREEF America L.L.C., effective as of August 31, 2016, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.38
Assignment of Purchase and Sale Agreement by and between RREEF America L.L.C. and RPT Allied Drive, LLC, made as of September 19, 2016, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.39
Fixed Rate Term Loan Agreement, entered into as of December 1, 2016, by and between RPT 1109 Commerce Boulevard, LLC, as borrower, and Hartford Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2016.

10.40
Environmental Indemnity Agreement, executed as of December 1, 2016, by RPT 1109 Commerce Boulevard, LLC to and for the benefit of Hartford Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2016.

21.1
Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 3 to the follow-on Registration Statement of RREEF Property Trust, Inc., Commission File No. 333-208751, filed on December 22, 2016.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2017

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

Name	Title	Date

/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2017
James N. Carbone

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2017
Eric M. Russell

/s/ W. TODD HENDERSON	Chairman of the Board	March 16, 2017
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 16, 2017
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 16, 2017
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 16, 2017
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 16, 2017
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 16, 2017
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
RREEF Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III, real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RREEF Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

(signed) KPMG LLP
San Francisco, CA
March 16, 2017

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Investment in real estate assets:
Land	$37,238,612	$31,754,687
Buildings and improvements, less accumulated depreciation of $7,224,763 and $3,497,151, respectively	96,237,173	80,061,236
Furniture, fixtures and equipment, less accumulated depreciation of $124,752 and $26,166, respectively	270,260	339,735
Acquired intangible lease assets, less accumulated amortization of $11,703,672 and $4,782,000, respectively	25,091,662	23,149,688
Total investment in real estate assets, net	158,837,707	135,305,346
Investment in marketable securities	8,609,212	8,569,004
Total investment in real estate assets and marketable securities, net	167,446,919	143,874,350
Cash and cash equivalents	1,493,256	1,936,870
Receivables, net of allowance for doubtful accounts of $1,133 and zero, respectively	1,857,590	1,112,429
Deferred leasing costs, net of amortization of $47,159 and zero, respectively	1,872,817	—
Prepaid and other assets	1,518,865	1,142,624
Total assets	$174,189,447	$148,066,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$64,677,532	$71,784,456
Mortgage loans payable, net	27,219,106	—
Accounts payable and accrued expenses	2,409,307	295,488
Due to affiliates	4,844,917	12,041,732
Note to affiliate, net of unamortized discount of $1,652,108 and zero, respectively	7,297,892	—
Acquired below market lease intangibles, less accumulated amortization of $2,623,139 and $669,589, respectively	6,060,616	7,858,949
Distributions payable	239,897	192,435
Other liabilities	1,168,665	3,816,498
Total liabilities	113,917,932	95,989,558
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,646,919 and 3,077,546 issued and outstanding, respectively	36,469	30,776
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 3,780,836 and 2,914,314 issued and outstanding, respectively	37,809	29,143
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 4,043 and none issued and outstanding, respectively	40	—
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	79,994,729	62,760,361
Accumulated deficit	(20,302,983)	(11,439,005)
Accumulated other comprehensive income	505,451	695,440
Total stockholders' equity	60,271,515	52,076,715
Total liabilities and stockholders' equity	$174,189,447	$148,066,273
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental and other property income	$15,102,464	$8,050,514	$4,591,711
Tenant reimbursement income	1,514,772	1,066,073	593,845
Investment income on marketable securities	484,912	284,627	133,208
Total revenues	17,102,148	9,401,214	5,318,764
Expenses
General and administrative expenses	2,091,416	2,012,137	2,232,336
Property operating expenses	5,158,942	2,118,849	1,007,235
Advisory expenses	1,175,631	607,614	—
Acquisition related expenses	158,762	603,539	333,554
Depreciation	3,826,198	2,233,667	1,097,034
Amortization	6,803,850	2,735,138	1,461,422
Total operating expenses	19,214,799	10,310,944	6,131,581
Operating loss	(2,112,651)	(909,730)	(812,817)
Interest expense	(2,427,110)	(1,330,601)	(1,078,124)
Net realized gain upon sale of marketable securities	193,285	12,635	91,837
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)
Weighted average number of common shares outstanding:
Basic and diluted	6,856,840	4,989,809	2,870,160
Net loss per common share:
Basic and diluted	$(0.63)	$(0.45)	$(0.63)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)
Other comprehensive (loss) income:
Reclassification of previous unrealized gain on marketable securities into net realized loss	(193,285)	(12,635)	(91,837)
Unrealized gain on marketable securities	3,296	118,593	856,890
Total other comprehensive (loss) income	(189,989)	105,958	765,053
Comprehensive loss	$(4,536,465)	$(2,121,738)	$(1,034,051)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2013	—	$—	978,160	$9,782	1,212,197	$12,122	—	$—	—	$—	—	$—	$22,782,945	$(2,454,206)	$(175,571)	$20,175,072
Issuance of common stock	—	—	811,790	8,118	693,608	6,936	—	—	—	—	—	—	18,901,055	—	—	18,916,109
Issuance of common stock through the distribution reinvestment plan	—	—	28,660	287	54,948	550	—	—	—	—	—	—	1,046,399	—	—	1,047,236
Redemption of common stock	—	—	(10,008)	(100)	(60,391)	(604)	—	—	—	—	—	—	(876,761)	—	—	(877,465)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,781,840)	—	(1,781,840)
Dealer-manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(135,491)	—	—	(135,491)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,701,925)	—	—	(2,701,925)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,799,104)	765,053	(1,034,051)
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	—	$—	—	$—	—	$—	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	1,285,930	12,859	1,240,727	12,407	—	—	—	—	—	—	32,556,460	—	—	32,581,726
Issuance of common stock through the distribution reinvestment plan	—	—	56,794	568	48,103	481	—	—	—	—	—	—	1,341,526	—	—	1,342,575
Redemption of common stock	—	—	(73,780)	(738)	(274,878)	(2,749)	—	—	—	—	—	—	(4,390,460)	—	—	(4,393,947)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,176,159)	—	(3,176,159)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(284,584)	—	—	(284,584)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(5,478,803)	—	—	(5,478,803)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,227,696)	105,958	(2,121,738)
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$62,760,361	$(11,439,005)	$695,440	$52,076,715
Issuance of common stock	—	—	1,190,235	11,902	896,677	8,967	4,043	40	—	—	—	—	27,602,560	—	—	27,623,469
Issuance of common stock through the distribution reinvestment plan	—	—	88,710	887	54,459	545	—	—	—	—	—	—	1,880,707	—	—	1,882,139
Redemption of common stock	—	—	(709,572)	(7,096)	(84,614)	(846)	—	—	—	—	—	—	(10,274,509)	—	—	(10,282,451)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,517,502)	—	(4,517,502)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(428,711)	—	—	(428,711)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,407,559)	—	—	(3,407,559)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,346,476)	(189,989)	(4,536,465)
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,826,198	2,233,667	1,097,034
Net realized gain upon sale of marketable securities	(193,285)	(12,635)	(91,837)
Amortization of intangible lease assets and liabilities	5,015,281	2,362,747	1,341,516
Amortization of deferred financing costs	375,065	372,071	385,978
Allowance for doubtful accounts	1,133	—	—
Straight line rent	(607,900)	(431,065)	(342,643)
Amortization of discount on note to affiliate	209,772	—	—
Changes in assets and liabilities:
Receivables	(59,727)	(140,554)	(50,680)
Deferred leasing costs	(242,141)	—	—
Prepaid and other assets	150,297	(474,991)	(83,478)
Accounts payable and accrued expenses	327,044	(473,689)	197,254
Other liabilities	(96,022)	544,416	135,025
Due to affiliates	576,161	1,097,737	2,128,248
Net cash provided by operating activities	4,935,400	2,850,008	2,917,313
Cash flows from investing activities:
Investment in real estate and related assets	(33,761,415)	(48,954,401)	(59,719,256)
Improvements to real estate assets	(125,014)	(4,177)	—
Investment in marketable securities	(13,653,232)	(11,757,605)	(6,256,592)
Proceeds from sale of marketable securities	13,644,874	9,653,838	3,635,477
Net cash used in investing activities	(33,894,787)	(51,062,345)	(62,340,371)
Cash flows from financing activities:
Proceeds from line of credit	36,600,000	92,926,851	51,400,000
Repayments of line of credit	(43,900,000)	(68,826,851)	(8,500,000)
Proceeds from mortgage loans payable	27,500,000	—	—
Proceeds from issuance of common stock	27,604,469	32,581,726	19,031,109
Payment of offering costs	(5,705,461)	(1,607,660)	(1,582,605)
Repayment of note to affiliate	(250,000)	—	—
Distributions to investors	(4,470,040)	(3,070,769)	(1,737,103)
Redemption of common stock	(10,282,451)	(4,393,947)	(877,465)
Common stock issued through the distribution reinvestment plan	1,882,139	1,342,575	1,047,236
Deferred financing costs	(462,883)	(922,105)	(154,871)
Net cash provided by financing activities	28,515,773	48,029,820	58,626,301
Net decrease in cash and cash equivalents	(443,614)	(182,517)	(796,757)
Cash and cash equivalents, beginning of period	1,936,870	2,119,387	2,916,144
Cash and cash equivalents, end of period	$1,493,256	$1,936,870	$2,119,387

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2016	2015	2014
Accrued offering costs payable to affiliates	$—	$2,663,945	$1,944,335
Distributions declared and unpaid	239,897	192,435	87,045
Accrued deferred financing costs	—	2,572	5,839
Unrealized gain (loss) on marketable securities	(189,989)	105,958	765,053
Purchases of marketable securities not yet paid	106,915	11,639	75,456
Proceeds from sale of marketable securities not yet received	(84,333)	(17,611)	(27,461)
Proceeds from issuance of common stock not yet received	(19,000)	—	—
Discount on note to affiliate	1,861,880	—	—
Accrued dealer manager and distribution fees	2,413,226	1,669,440	—

Supplemental Cash Flow Disclosures:
Interest paid	1,698,712	869,195	550,565
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	34,000,000	48,950,000	60,100,000
Prepaid and other assets assumed	(7,055)	75,832	64,470
Other liabilities assumed	(231,530)	(71,431)	(445,214)
Investment in real estate and related assets	$33,761,415	$48,954,401	$59,719,256

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Registration Statement"). Pursuant to the Initial Registration Statement, the Company offered for sale up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Public Offering”). On May 30, 2013, RREEF America purchased $10,000,000 of the Company's Class B common stock, $0.01 par value per share ("Class B Shares"), in the Initial Public Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations. Initially, the Company offered to the public two classes of shares of its common stock, Class A common stock, $0.01 par value per share ("Class A Shares") and Class B Shares, in any combination of Class A Shares and Class B Shares with a dollar value up to the maximum offering amount.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in Class D shares (the "Private Offering," and together with the Initial Public Offering and the Follow-On Public Offering (defined below), the "Offerings," and each an "Offering"). On January 27, 2016, the Company filed articles supplementary and articles of amendment to its articles of incorporation to (a) change the name of its Class B shares to Class I shares, (b) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (c) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). On February 2, 2016, the Company filed an amendment to the Initial Registration Statement to add the Class T shares to the Initial Public Offering, and that amendment to the Initial Registration Statement was declared effective by the SEC on February 9, 2016. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account, as amended (see Note 8), having incurred a maximum of 8.5% of underwriting compensation), Class T shares owned in a stockholder's Class T account for a given offering will automatically convert to Class N shares.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees and expenses, such as a distribution fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “New Dealer Manager Agreement”) with Deutsche AM Distributors, Inc. (the “New Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America. Also see Note 7.
On July 12, 2016, the SEC declared effective the Company's registration statement on form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company offered for sale up to $2,100,000,000 of shares of its Class A, Class I or Class T common stock in its primary offering and up to $200,000,000 of shares of its Class A, Class I, Class N or Class T common stock pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on offering (the "Follow-On Public Offering"). The Follow-On Public Offering replaces the Initial Public Offering which expired on July 3, 2016.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). The Company adjusted its accounting for trailing fees, as described below, which resulted in an immaterial correction to the consolidated financial statements. Otherwise, there have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2016.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash and cash equivalents.
Real Estate Investments and Lease Intangibles
Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 20 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements and lease commissions are amortized to expense over the terms of the respective tenant leases. Lease incentives are amortized as an offset to revenue over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years. Costs related to the acquisition of properties, as well as ongoing, ordinary repair and maintenance costs, are expensed as incurred.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage loans payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.
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
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2016 and 2015, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2016 and 2015, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive income (loss).
Any non-temporary decline in the market value of an available-for-sale security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

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
Deferred Financing Costs
Deferred financing costs are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company capitalizes these costs and amortizes them on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. The unamortized portion of deferred financing costs is reflected as a reduction of the outstanding debt balance on the consolidated balance sheets.
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
Revenue Recognition
Rental revenue from real estate investments is recognized on a straight-line basis over the terms of the related leases. The differences between rental revenue earned from real estate investments and amounts due under the respective lease agreements are amortized or accreted, as applicable, to deferred rent receivable. Rental revenue will also include amortization of above- and below-market leases, as well as amortization of lease incentives. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectability is reasonably assured. Also included in rental revenue are tenant reimbursements of certain operating expenses determined in accordance with the terms of the lease agreements.
Investment income from marketable securities is accrued at the time the income becomes payable to the Company.
Organization and Offering Expenses
Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer managers for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

preparing supplemental sales literature, amounts to reimburse the dealer managers for amounts that they may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to each of the Initial Public Offering and the Follow-On Public Offering will not exceed 15% of the gross proceeds from the Initial Public Offering or the Follow-On Public Offering, respectively. In addition, the Company will not reimburse RREEF America or the New Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the Initial Public Offering or the Follow-On Public Offering, as applicable.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum on the NAV of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"); provided, however, that the Class I shares owned by RREEF America do not incur a dealer manager fee on a trailing basis. The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions with respect to each Offering, share price appreciation and the total gross proceeds to be raised during the Follow-On Public Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital. As of December 31, 2016, the Company has accrued $2,352,711 in Trailing Fees estimated to be payable in the future.
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
December 31, 2016

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
Concentration of Credit Risk
As of December 31, 2016, 2015 and 2014, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2016, the Company owned six commercial properties with fourteen tenants, one medical office property with five tenants and one student housing property with 316 beds. As of December 31, 2015, the Company owned six commercial properties housing fourteen tenants and One student housing property with 316 beds. As of December 31, 2014, the Company owned five commercial properties housing thirteen tenants. Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2016, 2015 and 2014 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Terra Nova Plaza, Chula Vista, CA (1)	22.3%	24.5%	10.7%
Loudoun Gateway, Sterling VA	18.1	1.0	—
Flats at Carrs Hill, Athens GA	17.3	7.6	—
Anaheim Hills Office Plaza, Anaheim, CA	12.9	22.2	19.7
Commerce Corner, Logan Township, NJ	10.6	19.1	23.6
Heritage Parkway, Woodridge, IL	7.5	13.7	24.1
Wallingford Plaza, Seattle, WA	6.7	11.9	21.9
Total	95.4%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant - Property	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Orbital ATK Inc. - Loudoun Gateway	18.1%	1.0%	—%
The Sports Authority, Inc. - Terra Nova Plaza (1)	14.1	12.4	5.4
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	8.5	15.2	13.3
Allstate Insurance Company - Heritage Parkway	7.5	13.7	24.1
Bed Bath & Beyond, Inc. - Terra Nova Plaza	6.7	12.2	5.3
Performance Food Group, Inc. - Commerce Corner	6.5	11.6	14.3
Walgreen Company - Wallingford Plaza	3.6	6.3	11.3
Total	65.0%	72.4%	73.7%
(1) On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy and on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, the Company entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. In connection therewith, all outstanding receivables related to The Sports Authority, Inc., including $315,548 of accounts receivable and $228,208 of deferred rent receivable which were previously reserved, were fully written off. In addition, the Company also fully amortized the remaining acquired intangible lease assets and acquired below market lease intangible related to The Sports Authority, Inc. lease, the effect of which added approximately $1,897,869 to amortization expense and approximately $1,499,234 to rental and other property income on the Company's consolidated statement of operations for the year ended December 31, 2016. The additional acquired below market lease revenue of $1,499,234 is included in the concentration tables above.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2016, 2015 and 2014 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant - Property	December 31, 2016	December 31, 2015	December 31, 2014
Orbital ATK Inc. - Loudoun Gateway	20.3%	21.6%	—%
New England Baptist Hospital - Allied Drive	12.0	—	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	10.3	11.0	18.9
Allstate Insurance Company - Heritage Parkway	—	10.4	18.7
Performance Food Group, Inc. - Commerce Corner	—	—	12.5
The Sports Authority, Inc. - Terra Nova Plaza	—	—	11.8
Total	42.6%	43.0%	61.9%
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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at December 31, 2016 and 2015 approximated its fair value of $65,200,000 and $72,500,000 respectively. See Note 6 - Line of Credit. The Company estimated the fair value of the Company's mortgage loans payable at $25,942,141 as of December 31, 2016.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of December 31, 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

The Company's financial instruments, other than the line of credit, mortgage loans payable and note to affiliate are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
On April 11, 2014, the Company acquired 1109 Commerce Boulevard ("Commerce Corner") for a purchase price of $19,750,000, excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $17,600,000 under the Regions line of credit. Of this borrowed amount, $8,840,000 related to Commerce Corner while the balance was borrowed against available capacity from Heritage Parkway and Wallingford Plaza. Commerce Corner consists of a 259,910 square-foot industrial building fully leased to two tenants and an adjacent land parcel.
On July 2, 2014, the Company acquired Anaheim Hills Office Plaza ("Anaheim Hills Office Plaza") for a purchase price of $18,500,000, excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $14,700,000 under the Company's Regions line of credit. Of this borrowed amount, $10,130,000 related to Anaheim Hills Office Plaza while the balance was borrowed against available capacity from the other three properties. Anaheim Hills Office Plaza consists of a 73,892 square-foot office building fully leased to three tenants.
On October 2, 2014, the Company acquired Terra Nova Plaza ("Terra Nova Plaza") for a purchase price of $21,850,000, excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $19,100,000 under the Company's Regions line of credit. Of this borrowed amount, $12,000,000 related to Terra Nova Plaza while the balance was borrowed against available capacity from the other four properties. Terra Nova Plaza consists of a 96,114 square-foot retail building fully leased to two tenants.
On September 30, 2015, the Company acquired The Flats at Carrs Hill ("Flats at Carrs Hill") for a purchase price of $27,000,000, exclusive of closing costs.  The Company funded the acquisition, including closing costs, with existing cash and by borrowing $27,000,000 under the Wells Fargo line of credit. Of the $27,000,000 borrowed, $13,429,038 related to Flats at Carrs Hill while the balance was borrowed against available capacity on previously acquired properties. Flats at Carrs Hill is a five-story, 316 bed (138 unit) student housing property containing 135,864 square feet of rentable apartment area.
On December 21, 2015, the Company acquired Loudoun Gateway I ("Loudoun Gateway") for a purchase price of $21,950,000, excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $20,000,000 under the Wells Fargo line of credit. Of this borrowed amount, $11,780,984 related to Loudoun Gateway while the balance was borrowed against available capacity on previously acquired properties. Loudoun Gateway consists of a 102,015 square-foot office building fully leased to one tenant.

On September 27, 2016, the Company acquired 40 Allied Drive ("Allied Drive") for a purchase price of $34,000,000 excluding closing costs. The acquisition was funded with cash on hand and by borrowing $32,400,000 from the Wells Fargo line of credit. Of the $32,400,000 borrowed, $19,263,400 related to Allied Drive while the balance was borrowed against available capacity on previously acquired properties. Allied Drive is a two-story, 64,127 square foot medical office building fully leased to five tenants.
All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

2016 Allied Drive
Land	$5,483,925
Building and improvements	19,807,646
Acquired in-place leases	8,861,624
Acquired above-market leases	2,022
Acquired below-market leases	(155,217)
Total purchase price	$34,000,000

	Loudoun Gateway	Flats at Carrs Hill	2015 Total
Land	$2,042,441	$3,143,752	$5,186,193
Building and improvements	9,974,457	21,389,609	31,364,066
Furniture, fixtures and equipment	—	361,724	361,724
Acquired in-place leases	9,707,433	2,104,915	11,812,348
Acquired above-market leases	225,669	—	225,669
Total purchase price	$21,950,000	$27,000,000	$48,950,000

	Commerce Corner	Anaheim Hills Office Plaza	Terra Nova Plaza	2014 Total
Land	$3,396,679	$6,519,531	$10,628,293	$20,544,503
Building and improvements	14,304,272	9,002,457	14,054,509	37,361,238
Acquired in-place leases	2,258,817	2,830,140	4,228,979	9,317,936
Acquired above-market leases	393,562	220,199	—	613,761
Acquired below-market leases	(603,330)	(72,327)	(7,061,781)	(7,737,438)
Total purchase price	$19,750,000	$18,500,000	$21,850,000	$60,100,000

Future amortization related to acquired intangible assets and liabilities as of December 31, 2016 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2017	$3,671,317	$135,282	$(393,101)
2018	3,476,302	108,941	(391,631)
2019	2,340,724	82,806	(377,119)
2020	2,240,795	80,570	(361,691)
2021	2,215,528	80,584	(357,348)
Thereafter	10,609,652	49,161	(4,179,726)
Total	$24,554,318	$537,344	$(6,060,616)
The Company recorded revenues and net income related to the properties acquired during the years ended December 31, 2016, 2015 and 2014, as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$768,546	$776,026	$2,801,262
Net (loss) income	$(153,687)	$(1,165,400)	$165,746

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

The Company's estimated revenues, net loss and net loss per common share, on a pro forma basis (as if the acquisition of Allied Drive was completed on January 1, 2015), are as follows (unaudited):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues	$19,038,001	$11,939,832
Net loss	$(4,337,457)	$(2,783,491)
Net loss per common share:
Basic and diluted	$(0.61)	$(0.39)
The pro forma information for the year ended December 31, 2016 does not include acquisition costs of $158,762, as such costs are non-recurring. The weighted average shares outstanding used in the calculation of net loss per common share, basic and diluted, for each of the years ended December 31, 2016 and 2015 was 7,081,909.

The pro forma information is unaudited and presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.
The Company's rental and other property income for the years ended December 31, 2016, 2015 and 2014 is comprised of the following:

	2016	2015	2014
Rental revenue	$12,477,787	$7,247,058	$4,129,162
Lease incentive amortization	(27,542)	—	—
Straight-line revenue	836,108	431,065	342,643
Above- and below-market lease amortization	1,816,111	372,391	119,906
Rental and other property income	$15,102,464	$8,050,514	$4,591,711
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of the in-place leases as of December 31, 2016 are as follows:

Year ended December 31,	Future Minimum Rent
2017	$13,522,989
2018	12,024,772
2019	8,967,888
2020	8,819,991
2021	8,812,801
Thereafter	41,478,595
$93,627,036

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2016 and 2015, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2016 and 2015 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	December 31, 2016	December 31, 2015
Marketable securities—cost	$8,103,761	$7,873,564
Unrealized gains	652,417	827,989
Unrealized losses	(146,966)	(132,549)
Net unrealized gain	505,451	695,440
Marketable securities—fair value	$8,609,212	$8,569,004

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2016, marketable securities sold generated proceeds of $13,711,596 resulting in gross realized gains of $894,812 and gross realized losses of $701,527. During the year ended December 31, 2015, marketable securities sold generated proceeds of $9,643,988 resulting in gross realized gains of $425,130 and gross realized losses of $412,495. During the year ended December 31, 2014, marketable securities sold generated proceeds of $3,641,057 resulting in gross realized gains of $169,692 and gross realized losses of $77,855.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

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

Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon meeting the specified covenants and payment of applicable extension fees. The Company plans to extend the line of credit prior to the maturity date using available cash flow to meet the requirements for extension. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit had an initial maximum capacity of $75,000,000 and is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. In connection with the acquisition of Allied Drive, the Company expanded the Wells Fargo Line of credit to a maximum capacity of $100,000,000. As of December 31, 2016, the outstanding balance and weighted average interest rate were $65,200,000 and 2.40%, respectively.

At any point in time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of December 31, 2016, the Company's borrowing capacity was $65,800,970.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. On March 22, 2016, the Company entered into an amendment to the agreement governing the Wells Fargo Line of Credit which, effective December 31, 2015, revised the tangible net worth definition therein to reflect the Company's properties at

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

the lesser of cost or appraised value as determined by the Company's independent valuation advisor. The Company was in compliance with all financial covenants as of December 31, 2016.

Nationwide Life Insurance Loan

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Nationwide Loan"). Proceeds of $14,500,000 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Nationwide Loan carries a fixed interest rate of3.63% and requires monthly interest-only payments of $43,862 during the entire term.

Hartford Life Insurance Company

On December 1, 2016 , RPT 1109 Commerce Boulevard, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan with a term of seven years. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

The following is a reconciliation of the carrying amounts of the line of credit and mortgage loans payable as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Line of credit	$65,200,000	$72,500,000
Deduct: Deferred financing costs, less accumulated amortization	(522,468)	(715,544)
Line of credit, net	$64,677,532	$71,784,456

Mortgage loans payable	$27,500,000	$—
Deduct: Deferred financing costs, less accumulated amortization	(280,894)	—
Mortgage loans payable, net	$27,219,106	$—

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
December 31, 2016

Under the Advisory Agreement, RREEF America can earn an advisory fee split between two components as described below.

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the Company's NAV for each class of shares for such day. The fixed component did not begin to be earned until January 22, 2015, which was the date on which the Company's combined NAV for all share classes reached $50,000,000. The fixed component of the advisory fee is payable monthly in arrears.

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

The fees earned by RREEF America for the years ended December 31, 2016, 2015 and 2014 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to that date, no fixed component of the advisory fee was earned by RREEF America. RREEF America waived the performance component earned for the years ended December 31, 2015 and 2014.

	December 31, 2016	December 31, 2015	December 31, 2014
Fixed component	$900,726	$607,614	$—
Performance component	274,905	—	—
	$1,175,631	$607,614	$—

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
For the years ended December 31, 2016 and 2015, RREEF America incurred $276,633 and $22,242 in reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of December 31, 2016 and 2015, the Company had a payable to RREEF America of $72,200 and zero, respectively, for operating expenses reimbursable under the Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a straight-line basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of Deferred O&O is payable to RREEF America within 30 days. For the years ended December 31, 2016 and 2015, the Company reimbursed RREEF America $925,687 and $923,158, respectively.
The amount of Deferred O&O payable to RREEF America is as follows:

	December 31, 2016	December 31, 2015
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(2,766,943)	(1,841,257)
Remaining Deferred O&O reimbursable to RREEF America	$1,851,375	$2,777,061

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company raised $200,000,000 in aggregate gross proceeds from the Offerings or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. The balance of $9,200,000 in Expense Payments consisted of $3,775,369 in organization and offering costs for the Initial Public Offering, $195,450 of offering costs for the Private Offering and $5,229,181 in operating expenses.
As the maximum amount of Expense Payments has been reached, the Company is no longer eligible to receive Expense Payments from RREEF America. In addition, under the Expense Support Agreement, RREEF America agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Pursuant to this provisions, reimbursement of the Expense Payments was triggered in January 2016, for which the Company would reimburse RREEF America$250,000 per quarter (the "Quarterly Reimbursement").
The Quarterly Reimbursements were scheduled to continue until RREEF America is fully repaid for all Expense Payments. In accordance with the quarterly reimbursement schedule, the Company's obligation to reimburse RREEF America represented a non-interest bearing note due to RREEF America ("Note to Affiliate") which is subject to the imputation of interest. In accordance therewith, as of January 1, 2016, the Company recorded a discount on the Note to Affiliate equal to the difference between the $9,200,000face amount and the present value of the contractual reimbursements using an estimated market interest rate of 5.0%. The Company estimated the market interest rate based on how an independent market participant would evaluate the note in addition to considering other financing options available to the Company. The amount of the Quarterly Reimbursement is subject to adjustment in amount or timing as described in the Expense Support Agreement. However, the provisions altering the amount or timing of the Quarterly Reimbursement are contingent on future events not within the Company's control and which cannot be reasonably estimated. Accordingly, these contingencies were not considered in determining the present value of the Note to Affiliate as of January 1, 2016. As of January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. For the three months ended

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

March 31, 2016, the Company made one payment of $250,000 to RREEF America and amortized $91,726 of the discount into interest expense.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 will instead be amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. As of December 31, 2016, the Company has amortized $209,772 of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into the New Dealer Manager Agreement with the New Dealer Manager. The New Dealer Manager Agreement governs the distribution by the New Dealer Manager of the Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Company’s Follow-On Public Offering and any subsequent registered public offering. The New Dealer Manager is an affiliate of RREEF America. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the New Dealer Manager entered into an agreement whereby the Company will pay to the New Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the New Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of December 31, 2016, the Company has accrued $60,515 in Trailing Fees payable to the New Dealer Manager, and the Company has accrued $2,352,711 in Trailing Fees estimated to become payable in the future to the New Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. We also pay the New Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the year ended December 31, 2016, the New Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $6,145.

Under the New Dealer Manager Agreement, the Company is obligated to reimburse the New Dealer Manager for certain offering costs incurred by the New Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the New Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the year ended December 31, 2016 , the New Dealer Manager incurred $150,132 in such costs on behalf of the Company, all of which was payable to the New Dealer Manager and included in due to affiliates on the consolidated balance sheet as of December 31, 2016.
Reimbursement Limitations

Organization and Offering costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public Offering to exceed 15% of the gross proceeds from such public Offering. Further, the Company will not reimburse RREEF America for any underwriting compensation (a subset of organization and offering costs) which would cause the total underwriting compensation with respect to a public Offering to exceed 10% of the gross proceeds from the primary portion of such public Offering. As of December 31, 2016, the Company had raised $102,831,442 in gross proceeds from the Initial Public Offering. A summary of the Company's total organization and offering costs for the Initial Public Offering is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, December 31, 2015	$4,618,318	$3,775,369	$4,221,760	$12,615,447
Additions	—	—	2,809,269	2,809,269
Balance, December 31, 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $2,010,409 and $1,622,941 of accrued trailing fees for the Initial Public Offering as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, in the Follow-On Public Offering, the Company had raised $7,287,594 in gross proceeds and incurred total organization and offering costs of $970,354, including estimated accrued Trailing Fees payable in the future of $342,302.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $3,260,955, which exceeded the 2%/25% Guidelines by $149,133, and RREEF America will reimburse the Company for such excess amount.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2016 and 2015, the Company owed RREEF America and the New Dealer Manager the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	December 31, 2016	December 31, 2015
Deferred O&O	$1,851,375	$2,777,061
Expense Payments	—	9,200,000
Reimbursable under the Advisory Agreement	72,200	—
Reimbursable under the New Dealer Manager Agreement	150,132	—
Advisory fees	357,985	64,671
Accrued Trailing Fees	2,413,225	—
Due to affiliates	$4,844,917	$12,041,732

Note to Affiliate	$8,950,000
Unamortized discount	(1,652,108)
Note to Affiliate, net of unamortized discount	$7,297,892

NOTE 8 — CAPITALIZATION

Under the Company's charter, through December 31, 2016, the Company had the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

Common Stock	No. of Authorized Shares
Class A shares	200,000,000
Class I shares	200,000,000
Class T shares	250,000,000
Class D shares	50,000,000
Class N shares	300,000,000
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Through December 31, 2016, Class T shares were subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of 2.75% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately four years. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

On February 16, 2017, the Company amended its charter to change the compensation structure of its Class T shares. As amended, Class T shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. The number of authorized shares of each class of common stock was not changed in this amendment. Class N shares are not sold in the primary portion of a public Offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public Offering has incurred a specified amount of commissions, dealer manager fees and distribution fees, not to exceed 8.5% of the investor's purchase price of the Class T shares purchased in the primary portion of such public Offering; (ii) the total underwriting compensation from whatever source with respect to a public Offering exceeds

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

10% of the gross proceeds from the primary portion of such public Offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

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
While there is no minimum holding period, shares redeemed within 365 days of the date of the initial purchase will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption.
In the event that any stockholder fails to maintain a minimum balance of $500 worth of shares of common stock, the Company may redeem all of the shares held by that stockholder at the redemption price per share in effect

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

During the years ended years ended December 31, 2016, 2015 and 2014, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations and borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Total for year ended December 31, 2016	Shares	Weighted Average Share Price	Amount
Class A	709,572	$12.93	$9,170,461
Class I	84,614	13.15	1,111,990
Class T	—	—	—

Total for year ended December 31, 2015	Shares	Weighted Average Share Price	Amount
Class A	73,780	$12.71	$937,876
Class I	274,878	12.78	3,513,911

Total for year ended December 31, 2014	Shares	Weighted Average Share Price	Amount
Class A	10,008	$12.23	$122,388
Class I	60,391	12.67	765,272
The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Follow-On Public Offering, including the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

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
December 31, 2016

plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.
Shown below are details of the Company's distributions for 2016, 2015 and 2014.

	Three Months Ended				Total
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00179534	$0.00177203	$0.00181182	$0.00182234
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$699,572	$2,635,363
Distributions reinvested	407,009	457,276	504,020	513,834	1,882,139
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$1,213,406	$4,517,502
Class A shares issued upon reinvestment	18,860	21,726	24,151	23,973	88,710
Class I shares issued upon reinvestment	12,476	13,284	14,159	14,540	54,459
Class T shares issued upon reinvestment	—	—	—	—	—

	Three Months Ended				Total
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00175668	$0.00176456	$0.00173533	$0.00173613
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$559,898	$1,833,584
Distributions reinvested	358,056	310,384	311,644	362,491	1,342,575
Distributions declared	$652,253	$765,498	$836,019	$922,389	$3,176,159
Class A shares issued upon reinvestment	11,126	13,684	15,386	16,598	56,794
Class I shares issued upon reinvestment	16,669	10,679	9,204	11,551	48,103

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	Three Months Ended				Total
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00167167	$0.00169307	$0.00169924	$0.00173473
Distributions paid or payable in cash	$130,908	$154,435	$200,365	$248,896	$734,604
Distributions reinvested	217,739	242,092	278,194	309,211	1,047,236
Distributions declared	$348,647	$396,527	$478,559	$558,107	$1,781,840
Class A shares issued upon reinvestment	5,162	6,244	8,109	9,145	28,660
Class I shares issued upon reinvestment	12,505	13,296	14,125	15,022	54,948
NOTE 10 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2016, 2015 and 2014:

Characterization	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Ordinary income	22.9152%	20.6151%	4.2962%
Capital gain distribution	1.5666	0.4423	0.3375
Nondividend distributions (return of capital)	75.5182	78.9426	95.3663
Total	100.0000%	100.0000%	100.0000%

Income and similar taxes paid to certain states where the Company owns real estate properties were $6,221, $28,549 and $5,850 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 11 — SEGMENT INFORMATION

For the years ended December 31, 2016, 2015 and 2014, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2016, and 2015 and net loss for the years ended December 31, 2016, 2015 and 2014.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2016	$158,837,707	$8,609,212	$167,446,919

Reconciliation to total assets of December 31, 2016
Carrying value per reportable segments			$167,446,919
Corporate level assets			6,742,528
Total assets			$174,189,447

Carrying value as of December 31, 2015	$135,305,346	$8,569,004	$143,874,350

Reconciliation to total assets of December 31, 2015
Carrying value per reportable segments			$143,874,350
Corporate level assets			4,191,923
Total assets			$148,066,273

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2016
Revenues
Rental and other property income	$15,102,464	$—	$15,102,464
Tenant reimbursement income	1,514,772	—	1,514,772
Investment income on marketable securities	—	484,912	484,912
Total revenues	16,617,236	484,912	17,102,148
Operating expenses
Property operating expenses	5,158,942	—	5,158,942
Total segment operating expenses	5,158,942	—	5,158,942
Operating income - Segments	$11,458,294	$484,912	$11,943,206

Year Ended December 31, 2015
Revenues
Rental and other property income	$8,050,514	$—	$8,050,514
Tenant reimbursement income	1,066,073	—	1,066,073
Investment income on marketable securities	—	284,627	284,627
Total revenues	9,116,587	284,627	9,401,214
Operating expenses
Property operating expenses	2,118,849	—	2,118,849
Total segment operating expenses	2,118,849	—	2,118,849
Operating income - Segments	$6,997,738	$284,627	$7,282,365

Year Ended December 31, 2014
Revenues
Rental and other property income	$4,591,711	$—	$4,591,711
Tenant reimbursement income	593,845	—	593,845
Investment income on marketable securities	—	133,208	133,208
Total revenues	5,185,556	133,208	5,318,764
Operating expenses
Property operating expenses	1,007,235	—	1,007,235
Total segment operating expenses	1,007,235	—	1,007,235
Operating income - Segments	$4,178,321	$133,208	$4,311,529

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	Year Ended December 31,
Reconciliation to net loss	2016	2015	2014
Operating income - Segments	$11,943,206	$7,282,365	$4,311,529
General and administrative expenses	(2,091,416)	(2,012,137)	(2,232,336)
Advisory expenses	(1,175,631)	(607,614)	—
Acquisition related expenses	(158,762)	(603,539)	(333,554)
Depreciation	(3,826,198)	(2,233,667)	(1,097,034)
Amortization	(6,803,850)	(2,735,138)	(1,461,422)
Operating loss	(2,112,651)	(909,730)	(812,817)
Interest expense	(2,427,110)	(1,330,601)	(1,078,124)
Net realized gain upon sale of marketable securities	193,285	12,635	91,837
Net loss	$(4,346,476)	$(2,227,696)	$(1,799,104)

NOTE 12 — ECONOMIC DEPENDENCY
The Company depends on RREEF America and the New Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America or the Dealer Manager is unable to provide such services, the Company would be required to find alternative service providers.
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

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016, 2015 and 2014.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues from real estate investments	$3,594,295	$3,544,749	$5,110,510	$4,367,682
Investment income on marketable securities	190,516	73,813	100,314	120,269
Total revenues	3,784,811	3,618,562	5,210,824	4,487,951
Operating expenses	(4,534,041)	(4,297,957)	(6,153,150)	(4,229,651)
Interest expense	(565,707)	(550,654)	(541,561)	(769,188)
Net realized (loss) gain upon sale of marketable securities	(94,945)	223,991	243,689	(179,450)
Net loss	$(1,409,882)	$(1,006,058)	$(1,240,198)	$(690,338)
Weighted average number of common shares outstanding	6,376,234	6,757,026	7,046,836	7,240,957
Net loss per common share	$(0.22)	$(0.15)	$(0.18)	$(0.09)

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues from real estate investments	$2,050,233	$2,053,027	$2,109,836	$2,903,491
Investment income on marketable securities	47,045	59,747	68,310	109,525
Total revenues	2,097,278	2,112,774	2,178,146	3,013,016
Operating expenses	(2,227,469)	(1,985,045)	(2,493,627)	(3,604,803)
Interest expense	(462,448)	(258,315)	(249,343)	(360,495)
Net realized gain (loss) upon sale of marketable securities	179,304	(83,104)	(71,771)	(11,794)
Net loss	$(413,335)	$(213,690)	$(636,595)	$(964,076)
Weighted average number of common shares outstanding	4,134,878	4,771,626	5,251,033	5,780,744
Net loss per common share	$(0.10)	$(0.04)	$(0.12)	$(0.17)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2016

	For the Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues from real estate investments	$594,467	$952,394	$1,555,194	$2,083,501
Investment income on marketable securities	25,521	26,715	29,616	51,356
Total revenues	619,988	979,109	1,584,810	2,134,857
Operating expenses	(1,052,850)	(1,370,943)	(1,863,350)	(1,844,438)
Interest expense	(128,088)	(220,538)	(310,450)	(419,048)
Net realized (loss) gain upon sale of marketable securities	(26,567)	36,165	29,182	53,057
Net loss	$(587,517)	$(576,207)	$(559,808)	$(75,572)
Weighted average number of common shares outstanding	2,320,089	2,577,389	3,068,502	3,499,520
Net loss per common share	$(0.25)	$(0.22)	$(0.18)	$(0.02)

NOTE 15 — SUBSEQUENT EVENTS

On January 12, 2017, the Company announced that its board of directors declared a cash distribution equal to $0.00183555 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2017 through March 31, 2017.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2016

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2016 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$7,067,680	$2,310,684	$10,989,316	$—	$13,300,000	$(3,531,789)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(E)	6,767,760	3,713,306	9,014,642	—	12,727,948	(1,063,660)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	13,000,000	3,396,680	16,353,320	—	19,750,000	(1,710,989)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	9,916,920	6,519,531	11,980,469	—	18,500,000	(2,840,639)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	11,703,400	10,628,293	11,221,707	—	21,850,000	(1,490,015)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500,000	3,143,752	23,856,248	129,191	27,129,191	(3,463,105)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	11,670,800	2,042,441	19,907,559	—	21,950,000	(1,980,627)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	18,073,440	5,483,925	28,516,075	—	34,000,000	(349,224)	2013	9/27/2016	5 - 40
Total Investments in Real Estate		$92,700,000	$37,238,612	$131,839,336	$129,191	$169,207,139	$(16,430,048)

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2016 for federal income tax purposes was approximately $170,889,054 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2016	2015	2014
	Balance at January 1	$135,082,125	$86,127,948	$26,027,948
	Acquisitions	34,000,000	48,950,000	60,100,000
	Additions	125,014	4,177	—
	Balance at December 31	$169,207,139	$135,082,125	$86,127,948

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2016	2015	2014
	Balance at January 1	$7,635,728	$3,039,314	$600,764
	Depreciation and amortization expense	8,794,320	4,596,414	2,438,550
	Balance at December 31	$16,430,048	$7,635,728	$3,039,314

(E)    Encumbrance of $65,200,000 is from the line of credit that is secured by the properties listed above.
(F)    Includes gross intangible lease assets of $36,795,334 and gross intangible lease liabilities of $8,683,755.
(G)    Commerce Corner has an encumbrance of $13,000,000 from Hartford Life Insurance Company.
(H)    Flats at Carrs Hill has an encumbrance of $14,500,000 from Nationwide Life Insurance Company.