Form 10-Q
period 2017-03-31
RREEF Property Trust, Inc.
filed 2017-05-15
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, the registrant had 3,695,007 shares of Class A common stock, $.01 par value, outstanding, 3,985,896 shares of Class I common stock, $.01 par value, outstanding, and no shares of Class T common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $8,284,439 and $7,224,763, respectively	95,224,705	96,237,173
Furniture, fixtures and equipment, less accumulated depreciation of $146,397 and $124,752, respectively	252,181	270,260
Acquired intangible lease assets, less accumulated amortization of $12,658,162 and $11,703,672, respectively	24,137,172	25,091,662
Total investment in real estate assets, net	156,852,670	158,837,707
Investment in marketable securities	8,615,069	8,609,212
Total investment in real estate assets and marketable securities, net	165,467,739	167,446,919
Cash and cash equivalents	2,861,354	1,493,256
Receivables, net of allowance for doubtful accounts of $1,786 and $1,133, respectively	2,202,386	1,857,590
Deferred leasing costs, net of amortization of $80,885 and $47,159, respectively	1,840,091	1,872,817
Prepaid and other assets	1,736,740	1,518,865
Total assets	$174,108,310	$174,189,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$64,787,142	$64,677,532
Mortgage loans payable, net	27,227,937	27,219,106
Accounts payable and accrued expenses	2,779,153	2,409,307
Due to affiliates	4,381,335	4,844,917
Note to affiliate, net of unamortized discount of $1,616,777 and $1,652,108, respectively	7,333,223	7,297,892
Acquired below market lease intangibles, less accumulated amortization of $2,721,431 and $2,623,139, respectively	5,962,324	6,060,616
Distributions payable	247,846	239,897
Other liabilities	1,329,125	1,168,665
Total liabilities	114,048,085	113,917,932
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,686,678 and 3,646,919 issued and outstanding, respectively	36,867	36,469
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 3,887,689 and 3,780,836 issued and outstanding, respectively	38,877	37,809
Class T common stock, $0.01 par value; 250,000,000 shares authorized; zero and 4,043 issued and outstanding, respectively	—	40
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	81,477,059	79,994,729
Deficit	(21,922,096)	(20,302,983)
Accumulated other comprehensive income	429,518	505,451
Total stockholders' equity	60,060,225	60,271,515
Total liabilities and stockholders' equity	$174,108,310	$174,189,447
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental and other property income	$3,797,133	$3,238,899
Tenant reimbursement income	537,200	355,396
Investment income on marketable securities	43,876	190,516
Total revenues	4,378,209	3,784,811
Expenses
General and administrative expenses	383,130	588,476
Property operating expenses	1,351,130	1,373,671
Advisory fees	247,348	205,937
Depreciation	1,081,321	909,020
Amortization	928,247	1,456,937
Total operating expenses	3,991,176	4,534,041
Operating income (loss)	387,033	(749,230)
Interest expense	(825,479)	(565,707)
Net realized gain (loss) on sale of marketable securities	54,702	(94,945)
Net loss	$(383,744)	$(1,409,882)
Weighted average number of common shares outstanding:
Basic and diluted	7,479,640	6,376,234
Net loss per common share:
Basic and diluted	$(0.05)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(383,744)	$(1,409,882)
Other comprehensive (loss) income:
Reclassification of previous unrealized (gain) loss on marketable securities into net realized gain (loss)	(54,702)	94,945
Unrealized gain (loss) on marketable securities	(21,231)	279,300
Total other comprehensive (loss) income	(75,933)	374,245
Comprehensive loss	$(459,677)	$(1,035,637)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
Issuance of common stock	—	—	47,299	473	129,552	1,296	—	—	—	—	—	—	2,387,850	—	—	2,389,619
Issuance of common stock through the distribution reinvestment plan	—	—	23,567	236	15,152	152	—	—	—	—	—	—	518,226	—	—	518,614
Redemption of common stock	—	—	(31,107)	(311)	(37,851)	(380)	(4,043)	(40)	—	—	—	—	(983,967)	—	—	(984,698)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,235,369)	—	(1,235,369)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(118,832)	—	—	(118,832)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(320,947)	—	—	(320,947)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(383,744)	(75,933)	(459,677)
Balance, March 31, 2017	—	$—	3,686,678	$36,867	3,887,689	$38,877	—	$—	—	$—	—	$—	$81,477,059	$(21,922,096)	$429,518	$60,060,225

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(383,744)	$(1,409,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,081,321	909,020
Net realized (gain) loss on sale of marketable securities	(54,702)	94,945
Amortization of intangible lease assets and liabilities	889,924	1,370,891
Amortization of deferred financing costs	118,441	83,235
Allowance for doubtful accounts	653	341,109
Straight line rent	(310,895)	(136,408)
Amortization of discount on note to affiliate	35,331	91,726
Changes in assets and liabilities:
Receivables	17,026	(154,631)
Deferred leasing costs	(1,000)	—
Prepaid and other assets	(239,199)	42,102
Accounts payable and accrued expenses	143,281	372,984
Other liabilities	129,429	10,697
Due to affiliates	(168,554)	84,942
Net cash provided by operating activities	1,257,312	1,700,730
Cash flows from investing activities:
Improvements to real estate assets	(50,774)	—
Investment in marketable securities	(2,833,935)	(3,331,255)
Proceeds from sale of marketable securities	2,794,954	3,101,833
Net cash used in investing activities	(89,755)	(229,422)
Cash flows from financing activities:
Proceeds from line of credit	—	2,700,000
Proceeds from mortgage loans payable	—	14,500,000
Repayments of line of credit	—	(22,000,000)
Proceeds from issuance of common stock	2,383,619	11,854,962
Payment of offering costs	(604,617)	(1,330,196)
Repayment of note to affiliate	—	(250,000)
Distributions to investors	(1,227,421)	(1,008,339)
Redemption of common stock	(869,654)	(6,154,975)
Common stock issued through the distribution reinvestment plan	518,614	407,009
Deferred financing costs	—	(159,500)
Net cash provided by (used in) financing activities	200,541	(1,441,039)
Net increase in cash and cash equivalents	1,368,098	30,269
Cash and cash equivalents, beginning of period	1,493,256	1,936,870
Cash and cash equivalents, end of period	$2,861,354	$1,967,139

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2017	2016
Distributions declared and unpaid	$247,846	$225,018
Purchases of marketable securities not yet paid	140,602	51,408
Proceeds from sale of marketable securities not yet received	(129,913)	(38,596)
Proceeds from issuance of common stock not yet received	(25,000)	(183,341)
Redemption of common stock not yet paid	115,044	—
Discount on note to affiliate	1,861,880	1,861,880
Accrued dealer manager and distribution fees	2,347,207	1,669,440

Supplemental Cash Flow Disclosures:
Interest paid	$626,188	$444,400

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, is the limited partner of the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the proceeds to the Operating Partnership.
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
On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Registration Statement"). On May 30, 2013, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased $10,000,000 of the Company's Class I common stock, $0.01 par value per share ("Class I Shares"), and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D Shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in Class D Shares (the "Private Offering," and together with the Follow-On Public Offering (defined below), the "Offerings").

On July 12, 2016, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company is offering for sale up to $2,100,000,000 of shares of its Class A common stock, $0.01 par value per share ("Class A Shares"), Class I Shares, and Class T common stock, $0.01 par value per share ("Class T Shares"), in its primary offering and up to $200,000,000 of Class A Shares, Class I Shares, Class N common stock, $0.01 par value per share ("Class N Shares") and Class T Shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on offering (the "Follow-On Public Offering").

Class T Shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 8.5% of underwriting compensation), Class T Shares owned in a shareholder's Class T account for a given offering will automatically convert to Class N Shares.
Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D Shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees, such as trailing distribution fees and dealer manager fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Expenses

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer managers for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer managers for amounts that they may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company with respect to a particular Offering will not exceed 15% of the gross proceeds from such particular Offering. In addition, the Company will not reimburse RREEF America or the dealer managers for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of a particular offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital. As of March 31, 2017, the Company has accrued $2,285,311 in Trailing Fees estimated to be payable in the future.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

Concentration of Credit Risk
As of March 31, 2017 and 2016, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2017, the Company owned six commercial properties with fourteen tenants, one medical office building with five tenants and one student housing property with 316 beds. As of March 31, 2016, the Company owned six commercial properties with fourteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three months ended March 31, 2017 and 2016 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Loudoun Gateway, Sterling, VA	18.3%	23.6%
Flats at Carrs Hill, Athens, GA	17.2%	20.2%
Allied Drive, Dedham, MA	16.5%	—%
Anaheim Hills Office Plaza, Anaheim, CA	12.1%	14.9%
Terra Nova Plaza, Chula Vista, CA	11.9%	11.5%
Commerce Corner, Logan Township, NJ	10.2%	12.8%
Total	86.2%	83.0%

	Percent of actual gross rental revenues
Tenant	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Orbital ATK Inc. - Loudoun Gateway	18.3%	23.6%
New England Baptist Hospital - Allied Drive	13.9%	—%
Gateway One Lending and Finance, L.L.C.- Anaheim Hills Office Plaza	8.0%	10.1%
Total	40.2%	33.7%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of March 31, 2017 and 2016 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	March 31, 2017	March 31, 2016
Orbital ATK Inc. - Loudoun Gateway	18.7%	22.0%
New England Baptist Hospital - Allied Drive	10.7%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	9.4%	11.1%
Allstate Insurance Company - Heritage Parkway	8.8%	10.3%
Total	47.6%	43.4%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Since our inception, we have accounted for our investments in equity securities as available for sale securities, with changes in fair value recognized in other comprehensive income or loss. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for us on January 1, 2018 with early adoption permitted for certain provisions. Upon adoption, we will be required to record the amount of net unrealized gain or loss on our investments in marketable securities at the time of adoption in earnings via a cumulative effect adjustment. We presently do not intend to early adopt ASU 2016-01.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to us in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as our note to affiliate on our consolidated balance sheet as of March 31, 2017. During the year ended December 31, 2016, we made one payment of $250,000 to our advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, would be included in cash flows from operating activities. Under current GAAP, the entire payment of $250,000 was reported as a financing activity. ASU 2016-15 will become effective for us on January 1, 2018. Upon adoption, ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. We are currently evaluating the full impact of ASU 2016-15 our consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. However, other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09, as amended, becomes effective for us on January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 must be applied retrospectively either (a) to each prior reporting period presented, or (b) with a cumulative effect adjustment. We are still evaluating the impact of ASU 2014-09 on our consolidated financial statements but currently do not expect its adoption to have a material impact. Presently, we do not intend to early adopt ASU 2014-09 and we intend to adopt via a cumulative effect adjustment in the period of adoption.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Recent interpretations imply that common area maintenance reimbursements within a real estate lease under ASU 2016-02 may be non-lease components and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, after adoption of ASU 2014-09 and prior to adoption of ASU 2016-02 (if they are not simultaneously adopted), the non-lease components of a lease will continue to be accounted for under current leasing guidance rather than under ASU 2014-09. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2017, we are not a lessee under any lease contracts. Upon adoption of ASU 2016-02, we would apply a modified retrospective approach that will depend on the types of leases we have in force at the time of adoption. ASU 2016-02 is effective for us on January 1, 2019 with early adoption permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit approximated its fair value of $65,200,000 at March 31, 2017 and December 31, 2016. The Company estimated the fair value of the Company's mortgage loans payable at $26,419,943 and $25,942,141 as of March 31, 2017 and December 31, 2016, respectively.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of March 31, 2017 and December 31, 2016.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate property during the three months ended March 31, 2017 or 2016. The Company's rental and other property income for the three months ended March 31, 2017 and 2016 is comprised of the following:

	Three Months Ended March 31,
	2017	2016
Rental revenue	$3,447,915	$3,016,445
Straight line revenue	310,895	136,408
Above- and below-market lease amortization	63,878	86,046
Lease incentive amortization	(25,555)	—
Rental and other property income	$3,797,133	$3,238,899

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of March 31, 2017 and December 31, 2016, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of March 31, 2017 and December 31, 2016 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	March 31, 2017	December 31, 2016
Marketable securities—cost	$8,185,551	$8,103,761
Unrealized gains	587,987	652,417
Unrealized losses	(158,469)	(146,966)
Net unrealized gain	429,518	505,451
Marketable securities—fair value	$8,615,069	$8,609,212

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2017 and 2016, marketable securities sold generated proceeds of $2,840,534 and $3,122,818, respectively, resulting in gross realized gains of $137,206 and $122,649, respectively, and gross realized losses of $82,504 and $217,594, respectively.

NOTE 6 — NOTES PAYABLE

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. Each one-year extension is exercisable between 45 and 120 days prior to the then scheduled maturity. The Company plans to extend the line of credit prior to the maturity date using available cash flow to meet the requirements for extension. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2017 and December 31, 2016, the outstanding balance was $65,200,000 and the weighted average interest rate was 2.81% and 2.40%, respectively .

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2017 and December 31, 2016, the Company's maximum borrowing capacity was $66,319,381 and $65,800,970, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2017 and December 31, 2016.

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

Hartford Life Insurance Loan

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

The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2017 and December 31, 2016:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

	March 31, 2017	December 31, 2016
Line of credit	$65,200,000	$65,200,000
Deduct: Deferred financing costs, less accumulated amortization	(412,858)	(522,468)
Line of credit, net	$64,787,142	$64,677,532

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(272,063)	(280,894)
Mortgage loans payable, net	$27,227,937	$27,219,106

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
Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee split between two components as described below.

1.	The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV for each class of shares for such day. The fixed component of the advisory fee is payable monthly in arrears.

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

The fees earned by RREEF America for the three months ended March 31, 2017 and 2016 are shown below.

	Three Months Ended March 31,
	2017	2016
Fixed component	$247,348	$205,937
Performance component	—	—
	$247,348	$205,937

Expense Reimbursements

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that were not incurred under the Expense Support Agreement, as described below. Costs eligible for reimbursement, if they were not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of RREEF America's employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for RREEF America's employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended March 31, 2017 and 2016, RREEF America incurred $64,951 and $77,461 of reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of March 31, 2017 and December 31, 2016, the Company had a payable to RREEF America of $108,550 and $72,200, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended March 31, 2017 and 2016, the Company reimbursed RREEF America $227,628 and $230,157, respectively.
The amount of Deferred O&O payable to RREEF America is as follows.

	March 31, 2017	December 31, 2016
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(2,994,572)	(2,766,943)
Remaining Deferred O&O reimbursable to RREEF America	$1,623,746	$1,851,375

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the earlier of (i) the date the Company raised $200,000,000 in aggregate gross proceeds from the Offerings or (ii) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Through December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. The balance of $9,200,000 in Expense Payments consisted of $3,775,369 in organization and offering costs related to the Company's initial public offering, $195,450 of offering costs for the Private Offering and $5,229,181 in operating expenses.
As the maximum amount of Expense Payments has been reached, the Company is no longer eligible to receive Expense Payments from RREEF America and has not received any Expense Payments since December 31, 2015. In addition, under the Expense Support Agreement, RREEF America agreed to defer reimbursement of Expense Payments until the first calendar quarter of the first calendar year that follows the earlier of (1) the quarter in which

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

the Company surpasses $200,000,000 in aggregate gross proceeds from the Offering or (2) the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. Pursuant to this provisions, reimbursement of the Expense Payments was triggered in January 2016, for which the Company would reimburse RREEF America $250,000 per quarter (the "Quarterly Reimbursement").
The Quarterly Reimbursements were scheduled to continue until RREEF America was fully repaid for all Expense Payments. In accordance with the quarterly reimbursement schedule, the Company's obligation to reimburse RREEF America represented a non-interest bearing note due to RREEF America ("Note to Affiliate") which is subject to the imputation of interest. In accordance therewith, as of January 1, 2016, the Company recorded a discount on the Note to Affiliate equal to the difference between the $9,200,000 face amount and the present value of the contractual reimbursements using an estimated market interest rate of 5.0%. The Company estimated the market interest rate based on how an independent market participant would evaluate the note in addition to considering other financing options available to the Company. The amount of the Quarterly Reimbursement is subject to adjustment in amount or timing as described in the Expense Support Agreement. However, the provisions altering the amount or timing of the Quarterly Reimbursement are contingent on future events not within the Company's control and which cannot be reasonably estimated. Accordingly, these contingencies were not considered in determining the present value of the Note to Affiliate as of January 1, 2016. As of January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. For the three months ended March 31, 2016, the Company made one payment of $250,000 to RREEF America.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended March 31, 2017 and 2016, the Company amortized $35,331 and $91,726, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with Deutsche AM Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of March 31, 2017 and December 31, 2016, the Company has

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

accrued $61,896 and $60,514, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,285,311 and $2,352,711, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheet. We also pay the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the three months ended March 31, 2017, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $17,062.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2017, the Dealer Manager incurred $66,203 in such costs on behalf of the Company. As of March 31, 2017 and December 31, 2016, the Company had payable to the Dealer Manager $216,335 and $150,132, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering. The Company raised $102,831,442 in gross proceeds from its initial public offering that ended on June 30, 2016. A summary of the Company's total organization and offering costs for its initial public offering is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, March 31, 2017 and December 31, 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,845,250 and $2,010,409 of estimated accrued Trailing Fees payable in the future as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, in the Follow-On Public Offering, the Company had raised $10,195,826 in gross proceeds and incurred total organization and offering costs of $1,410,133, including estimated accrued Trailing Fees payable in the future of $440,061.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

2017, total operating expenses of the Company were $3,097,524 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2017 and December 31, 2016, the Company owed its affiliates the following amounts:

	March 31, 2017	December 31, 2016
Deferred O&O	$1,623,746	$1,851,375
Reimbursable under the advisory agreement	108,550	72,200
Reimbursable under Dealer Manager Agreement	216,335	150,132
Advisory fees	85,497	357,985
Accrued Trailing Fees	2,347,207	2,413,225
Due to affiliates	$4,381,335	$4,844,917

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,616,777)	(1,652,108)
Note to Affiliate, net of unamortized discount	$7,333,223	$7,297,892

NOTE 8 — CAPITALIZATION

Under the Company's charter, as most recently amended on February 16, 2017, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

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

Class N Shares are not sold in the primary Follow-On Public Offering, but will be issued upon conversion of an investor's Class T Shares once (i) the investor's Class T Share account for a given offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to the Follow-On Public Offering exceeds 10% of the gross proceeds from the primary

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

portion of the Follow-On Public Offering, respectively; (iii) a listing of the Class N Shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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
While there is no minimum holding period, shares redeemed within 365 days of the date of the investor's initial purchase of the Company's shares will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption.
In the event that any stockholder fails to maintain a minimum balance of $500 worth of shares of common stock, the Company may redeem all of the shares held by that stockholder at the redemption price per share in effect

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

During the three months ended March 31, 2017 and 2016, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from our public offerings or borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2017	Shares		Weighted Average Share Price	Amount
Class A	31,107		$13.34	$413,761
Class I	37,851		13.45	509,119
Class T	4,043	*	15.29	61,818
* Repurchased in private transactions.

Three Months Ended March 31, 2016	Shares	Weighted Average Share Price	Amount
Class A	457,246	$12.87	$5,885,610
Class I	20,630	13.07	269,604
Class T	—	—	—

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
Shown below are details of the Company's distributions for the three months ended March 31, 2017 and 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00179534
Distributions paid or payable in cash	$716,755	$633,913
Distributions reinvested	518,614	407,009
Distributions declared	$1,235,369	$1,040,922
Class A Shares issued upon reinvestment	23,567	18,860
Class I Shares issued upon reinvestment	15,152	12,476
Class T Shares issued upon reinvestment	—	—

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

NOTE 11 — SEGMENT INFORMATION

For the three months ended March 31, 2017, and the year ended December 31, 2016, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2017 and December 31, 2016 and net loss for the three months ended March 31, 2017 and 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2017	$156,852,670	$8,615,069	$165,467,739

Reconciliation to total assets of March 31, 2017
Carrying value per reportable segments			$165,467,739
Corporate level assets			8,640,571
Total assets			$174,108,310

Carrying value as of December 31, 2016	$158,837,707	$8,609,212	$167,446,919

Reconciliation to total assets of December 31, 2016
Carrying value per reportable segments			$167,446,919
Corporate level assets			6,742,528
Total assets			$174,189,447

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2017
(Unaudited)

Three Months Ended March 31, 2017	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$3,797,133	$—	$3,797,133
Tenant reimbursement income	537,200	—	537,200
Investment income on marketable securities	—	43,876	43,876
Total revenues	4,334,333	43,876	4,378,209
Operating expenses
Property operating expenses	1,351,130	—	1,351,130
Total segment operating expenses	1,351,130	—	1,351,130
Operating income - segments	$2,983,203	$43,876	$3,027,079

Three Months Ending March 31, 2016
Revenues
Rental and other property income	$3,238,899	$—	$3,238,899
Tenant reimbursement income	355,396	—	355,396
Investment income on marketable securities	—	190,516	190,516
Total revenues	3,594,295	190,516	3,784,811
Operating expenses
Property operating expenses	1,373,671	—	1,373,671
Total segment operating expenses	1,373,671	—	1,373,671
Operating income - Segments	$2,220,624	$190,516	$2,411,140

		Three Months Ended March 31,
Reconciliation to net loss		2017	2016
Operating income - segments		$3,027,079	$2,411,140
General and administrative expenses		(383,130)	(588,476)
Advisory expenses		(247,348)	(205,937)
Depreciation		(1,081,321)	(909,020)
Amortization		(928,247)	(1,456,937)
Operating income (loss)		387,033	(749,230)
Interest expense		(825,479)	(565,707)
Net realized gain (loss) upon sale of marketable securities		54,702	(94,945)
Net loss		$(383,744)	$(1,409,882)

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
March 31, 2017
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

NOTE 14 — SUBSEQUENT EVENTS

On April 3, 2017, the Company announced that its board of directors declared a daily cash distribution equal to $0.00183207 per Class A, Class I and Class T Share (before adjustment for applicable class-specific fees) for all such shares of record on each day from April 1, 2017 through June 30, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that believes that it has operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2013, when we first elected REIT status. We invest primarily in the office, industrial, retail and multifamily sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.” We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 20, 2018.

Our initial public offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356) under which we offered up to $2,500,000,000 of shares of our common stock in any combination of Class A and Class I shares, which we refer to as the initial offering. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our initial offering. Our initial public offering terminated on July 1, 2016. We raised a total of $102,831,442 in proceeds from our initial public offering.

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share, or our Class D shares. On January 20, 2016, we commenced a private offering of up to a maximum of $350,000,000 in Class D shares.

On July 12, 2016, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-208751) for our follow-on public offering for up to $2,300,000,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering includes up to $2,100,000,000 in shares in our primary offering and up to $200,000,000 in shares in our distribution reinvestment plan. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 8.5% of underwriting compensation), Class T shares owned in a stockholder's account will automatically convert to Class N shares.

We have engaged Deutsche AM Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our follow-on offering pursuant to our dealer manager agreement. Our initial offering and our follow-on offering are each referred to as an offering.
Portfolio Information

Real Estate Portfolio

As of March 31, 2017, our real estate portfolio was comprised of eight properties diversified across geography and sector. Details of the properties acquired since January 1, 2016 are shown below.

2016 Acquisition

On September 27, 2016, we acquired a fee simple interest in a medical office building located in Dedham, Massachusetts, which we refer to as Allied Drive, for a purchase price of $34,000,000, exclusive of closing costs. We funded the acquisition with cash on hand and a $32,400,000 borrowing from our Wells Fargo line of credit (as described below). Of the $32,400,000 borrowed, approximately $13,100,000 was from existing borrowing capacity on previously acquired properties, while approximately $19,300,000 was allocated to Allied Drive. Allied Drive is a two-story, 64,127 rentable square foot Class A medical office building approximately 20 miles outside of Boston. The property is located at Allied Drive in Dedham, Massachusetts directly off of Route 128 / Interstate 95, providing easy vehicular access to a network of highways and other commuter thoroughfares that connect to the broader Boston metropolitan region. Allied Drive is also accessible via the commuter rail MBTA stop, which services Boston in less than 10 minutes. Legacy Place, University Station, Dedham Mall and Hilton Boston - Dedham are within short driving distances of Allied Drive, offering tenants a multitude of dining, entertainment and lodging options. Newly constructed in 2013, Allied Drive was built with a full spectrum of orthopedic-related services, featuring eight state-of-the-art operating rooms, a hospital-quality post-anesthesia care unit, diagnostic imaging and ancillary service space and Class A medical office suites. The site provides parking spaces with a ratio of 3.9 spaces per 1,000 square feet.

Excluding The Flats at Carrs Hill, our multifamily property, as of March 31, 2017, our weighted average remaining lease term was 6.9 years. The following table represents certain additional information about the properties we owned as of March 31, 2017:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100.0
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	5	100.0
Total		334,267	10	100.0
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Total		259,910	2	100.0
Multifamily Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Total		135,864	138	100.0
Grand total		856,916	19/138	100.0%

(1) Occupancy is based on executed leases as of March 31, 2017.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of March 31, 2017, our real estate equity securities portfolio consisted of publicly-traded common stock of 35 REITs with a value of $8,615,069. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2017:

As of March 31, 2017, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	7.1%
Welltower, Inc.	6.5
Essex Property Trust, Inc.	5.8
Public Storage	5.8
Prologis, Inc.	5.7
Vornado Realty Trust	5.5
Avalonbay Communities, Inc.	5.1
Alexandria Real Estate Equity, Inc.	4.7
GGP, Inc.	4.4
Hudson Pacific Properties, Inc.	3.7
Total	54.3%

Market Outlook

Commercial real estate prices increased further in the first quarter of 2017, albeit at a moderate pace, while income returns continued to provide a healthy spread over government bonds. Total returns to unlevered core real estate, as measured by the NCREIF Property Index, were 7.3% for the four quarters ended March 31, 2017, down from recent years, but still healthy, we believe, relative to available returns from other asset classes on a risk-adjusted basis.

We believe commercial real estate fundamentals are robust. Oversupply has caused rents to stall or slip in some apartment markets and store closures have challenged some retail formats. However, in general we believe the commercial real estate market is at its strongest in more than 15 years, with low and falling vacancy rates and rising rents supporting income growth of 5%-6% year-over-year, more than twice the rate of inflation. We believe the outlook for fundamentals remains bright: A robust housing market, healthy consumer finances, improving corporate profitability, and leading indicators such as the yield curve suggest that the risk of a recession, which could undermine occupational demand, is low. Although new supply has picked up in certain segments (e.g., apartments and industrial in some markets), it remains quite low in others (e.g., retail and many office markets). Moreover, data on construction starts tentatively points to a supply slowdown next year.

Despite the backdrop of strong fundamentals, we believe that investment returns will remain in a moderate range. The slower pace of price appreciation in the first quarter of 2017 can be attributed, at least in part, to a rise in interest rates since the November 2016 election as well as regulatory restrictions that have tempered bank and securitized mortgage lending. Although we believe interest rates will remain low for the foreseeable future, held down by low global rates, they may edge higher as the economic expansion matures. Regulatory policy is uncertain under President Trump's administration, but even if changes are forthcoming, they will likely take time to materialize.

While the rate of increase in real estate prices is expected to decelerate, real estate prices are not expected to fall, at least on an aggregate, national basis. Accordingly, we believe that healthy income returns, coupled with modest appreciation, will continue to deliver competitive investment returns.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our initial offering. On May 31, 2013, we acquired our first property and made our initial investments in marketable securities. Since inception on May 30, 2013, we acquired eight properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

We review our stabilized operating results, measured by contractual rental revenue, including tenant reimbursement income, less property operating expenses, which we refer to as net operating income, for properties that we owned for the entirety of both the current and prior year reporting periods, which we refer to as “same store” properties. We believe that net operating income, a non-GAAP financial measure, in combination with net loss and cash flows from operating activities, as defined by GAAP, is a useful supplemental performance measure that helps us evaluate our operating performance. We believe this metric is useful to our stockholders and other users of our reports because it provides additional information regarding our property acquisitions and their impact on our portfolio. Net operating income should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Three months ended March 31, 2017 and 2016

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same store properties for the three months ended March 31, 2017 and 2016. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2016, which for the three months ended March 31, 2017 is only Allied Drive. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Property operating revenue	2017	2016	Change
Contractual rental revenue and other property income - same store portfolio	$2,957,279	$3,016,445	$(59,166)
Tenant reimbursement income - same store portfolio	314,899	355,396	(40,497)
Property operating revenue - same store portfolio	3,272,178	3,371,841	(99,663)
Property operating revenue - non-same store portfolio	712,937	—	712,937
Total property operating revenue	3,985,115	3,371,841	613,274

Property operating expenses
Same-store portfolio	1,078,825	1,199,940	(121,115)
Non-same-store portfolio	272,305	—	272,305
Total property operating expenses	1,351,130	1,199,940	151,190

Net operating income
Same-store portfolio	2,193,353	2,171,901	21,452
Non-same-store portfolio	440,632	—	440,632
Total net operating income	2,633,985	2,171,901	462,084

Adjustments to property operating revenue
Straight line rents	310,895	136,408	174,487
Amortization of above- and below-market lease intangibles, net	63,878	86,046	(22,168)
Amortization of lease incentive	(25,555)	—	(25,555)
Adjustments to property operating expenses
Straight line rent bad debt reserves	—	(173,731)	173,731
Depreciation	(1,081,321)	(909,020)	(172,301)
Amortization	(928,247)	(1,456,937)	528,690
General and administrative expenses	(383,130)	(588,476)	205,346
Advisory fees	(247,348)	(205,937)	(41,411)
Interest expense	(825,479)	(565,707)	(259,772)

Marketable securities
Investment income on marketable securities	43,876	190,516	(146,640)
Net realized gain (loss) on marketable securities	54,702	(94,945)	149,647

Net loss	$(383,744)	$(1,409,882)	$1,026,138

Property Operations

Our total same store net operating income for the three months ended March 31, 2017 and 2016 reflects seven of the eight properties in the portfolio. Our 2017 property operating revenue - same store portfolio decreased from 2016 primarily due to free rent from (1) the new lease with Dick's Sporting Goods, Inc. at Terra Nova Plaza and (2) a lease renewal for Raytheon at Anaheim Hills Office Plaza. Both tenants had free rent during January and February 2017, and started paying rent in March 2017. Most of our leases contain periodic rental rate increases, and such increases offset the overall rent reduction caused by the free rent. In addition, Dick's Sporting Goods, Inc. was also not paying tenant reimbursement income until March 2017. Offsetting these effects was higher rent at The Flats at Carrs Hill for the current school year compared to the prior school year. Our 2017 property operating expenses - same store portfolio decreased from 2016 primarily due to bad debt expense of $164,000 in the 2016 period related to the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza. Offsetting that decrease was higher real estate taxes in the 2017 period compared to the 2016 period.

Our non-same store property operating revenues and operating expenses for the three months ended March 31, 2017 relates to the September 27, 2016 acquisition of Allied Drive.

Straight Line Rents and Related Bad Debt Reserves

Under GAAP, we recognize base rent revenue on a straight line basis which results in the recognition of the same amount of base rent revenue during each period of a given lease regardless of the amount of contractual base rent paid in each period. The increase in straight line rent for the 2017 period is primarily caused by (1) the free rent period for the Dick's Sporting Goods, Inc. lease and the Raytheon lease, and (2) the acquisition of Allied Drive in late 2016. In addition, the 2016 period was negatively impacted by bad debt reserves recognized on the straight line rent receivable from The Sports Authority, Inc. as a result of its bankruptcy filing.

Lease Intangible Amortization
Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. During 2017, the net amount of above- and below-market lease amortization is lower than 2016 primarily due to termination of The Sports Authority, Inc. lease. Adding to this decreases was amortization of the lease incentive related to the Dick's Sporting Goods, Inc. lease that replaced The Sports Authority, Inc. lease.

Depreciation and Amortization

The depreciation on properties increased in 2017 as a result of the acquisition of Allied Drive in September 2016. This was offset by reduced amortization in 2017 compared to the 2016 period due to terminations of certain acquired leases, namely The Sports Authority, Inc. lease, the original acquired Raytheon lease and The Flats at Carrs Hill where all the acquired leases terminated at the end of the school year in July 2016.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the 2017 period is less than 2016 primarily due to the reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. See more detail below under "Liquidity and Capital Resources--Limits on Expense Reimbursement." Adding to this reduction of general and administrative expenses were approximately $75,000 less legal expenses in the 2017 period compared to the 2016 period. These decreases were slightly offset by higher audit fees during 2017.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended March 31, 2017 and 2016, the advisory fee was comprised solely of the fixed component. The increase in the fixed component of the advisory fee is commensurate with the overall increase in NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. No performance component of the advisory fee was earned by our advisor for the three months ended March 31, 2017 and 2016.

Interest Expense

The increase in interest expense in the 2017 period over the 2016 period was primarily due to a greater weighted average outstanding aggregate loan balance as a result of property specific loans we originated during 2016. We acquired all of our properties by utilizing cash on hand and borrowings under our line of credit. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. In both cases, the property was released from the line of credit and the proceeds of the new loan were applied to reduce the outstanding balance on the line of credit. Interest expense is greater from these property specific loans as the interest rates are slightly higher than the interest rate on the Wells Fargo line of credit, which averaged approximately 2.5% during the three months ended March 31, 2017. In addition, there is additional amortization of financing costs associated with these fixed rate property specific loans. The weighted average outstanding balance on our line of credit was $65,200,000 and $64,200,000 for the three months ended March 31, 2017 and 2016, respectively. Lastly, imputed interest on the note to affiliate was $35,331 in the 2017 period compared to $91,726 in the 2016 period. The decrease was caused by an amendment to the note to affiliate in April 2016 as more fully described in Note 7 to our consolidated financial statements contained in this Form 10-Q. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The decrease in investment income in the 2017 period compared to the 2016 period is primarily due to certain securities providing greater distributions in the first quarter of 2016 as a result of special distributions. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2017:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share
Investments in real estate (1)	$183,600,000	$24.13	$24.33
Investments in real estate equity securities (2)	8,615,069	1.13	1.14
Other assets, net	5,533,064	0.73	0.73
Line of credit	(65,200,000)	(8.57)	(8.64)
Mortgage loans payable	(27,500,000)	(3.62)	(3.64)
Other liabilities, net	(3,756,401)	(0.48)	(0.50)
Net asset value	$101,291,732	$13.32	$13.42
No Class T shares were outstanding as of March 31, 2017.

(1)    The value of our investments in real estate was approximately 7.3% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 5.2% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2017.

	Total NAV	Per Class A Share	Per Class I Share
Total stockholders' equity	$60,060,225	$7.90	$7.95
Plus:
Unrealized gain on real estate investments	13,493,112	1.77	1.79
Accumulated depreciation	8,430,836	1.11	1.12
Accumulated amortization	10,017,616	1.32	1.33
Deferred costs and expenses	11,046,830	1.45	1.46
Less:
Deferred rent receivable	(1,756,887)	(0.23)	(0.23)
Net asset value	$101,291,732	$13.32	$13.42
No Class T shares were outstanding as of March 31, 2017.
With respect to the unrealized gain on real estate investments reflected above, as of March 31, 2017, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of March 31, 2017. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.67%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2017 of 0.25% would yield a decrease in the total office property investment value of 2.2% and a decrease in the retail property investment value of 2.0%.

The deferred costs and expenses of $11,046,830 includes amounts that are initially excluded from the NAV calculation. This includes $8,761,519 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of March 31, 2017 were recorded as assets and as such have no impact on our NAV as of March 31, 2017 and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through March 31, 2017, we reimbursed our advisor for $2,994,572 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,347,207 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to Deutsche AM Distributors, Inc., or the dealer manager.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended March 31,
	2017	2016
Net loss	$(383,744)	$(1,409,882)

Real estate related depreciation	1,081,321	909,020
Real estate related amortization	928,247	1,456,937
NAREIT defined FFO	1,625,824	956,075

Additional adjustments:
Straight line rents, net of related reserves	(310,895)	37,323
Amortization of above- and below-market lease intangibles, net	(63,878)	(86,046)
Amortization of lease incentive	25,555	—
IPA defined MFFO	$1,276,606	$907,352
Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through March 31, 2017, we raised $107,897,577 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2017. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of March 31, 2017, the outstanding balance and interest rate were $65,200,000 and 2.81%, respectively.

The Wells Fargo line of credit has as co-borrowers the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2017, our maximum borrowing capacity was $66,319,381. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2017, we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is to be reimbursed to RREEF America on a pro rata basis over a 60-month period beginning January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of March 31, 2017, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the three months ended March 31, 2017, we reimbursed RREEF America for $227,628 of Deferred O&O, and we have made total reimbursements to RREEF America of $2,994,572 against the Deferred O&O through March 31, 2017.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2017, we owed $108,550 to our advisor for such costs.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2017, our total operating expenses (as defined in our charter) were $3,097,524, which did not exceed the amount prescribed by the 2%/25% guidelines.

Pursuant to the expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as prior 2%/25% periods. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period. Our independent directors have approved the excess amount for every period of four consecutive quarters since we were first subject to this limitation for the four consecutive quarters ended June 30, 2014 through September 30, 2016. During the fiscal quarter ended March 31, 2017, our advisor reimbursed us for the excess amount related to the four fiscal quarters ended December 31, 2016.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager has incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of March 31, 2017 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2017 and 2016 was $1,257,312 and $1,700,730, respectively. This decrease is due to a combination of higher debt service costs as a result of higher debt balances, free rent periods for two tenant leases, and normal fluctuations in operating receivable and payable balances. These decreases were offset by additional operating cash flow from the Allied Drive property acquired in September 2016.

Cash flow used in investing activities during the three months ended March 31, 2017 and 2016 was $89,755 and $229,422, respectively. During 2017, we spent $50,774 on real estate improvements. The 2016 period saw a net addition into our real estate securities portfolio of approximately $230,000 through sales and reinvestments, while the 2017 period saw only a slight net increase in real estate security investments of approximately $39,000.

Cash flow provided by financing activities was $200,541 for the three months ended March 31, 2017. We received proceeds of $2,383,619 in our offerings. Cash distributions to stockholders paid during the three months ended March 31, 2017 were $1,227,421. Of the total distributions declared for the three months ended March 31, 2017, $518,614 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2017 that resulted in payments by us of $869,654, after deductions for any applicable 2% short-term trading discounts.

For the three months ended March 31, 2016, cash flow used in financing activities was $1,441,039. We received proceeds of $11,854,962 in our offering. We paid $1,330,196 in offering costs inclusive of reimbursements to our advisor. We borrowed $2,700,000 from our Wells Fargo line of credit to fund redemptions. We originated a property specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offering to repay $22,000,000 outstanding under the Wells Fargo line of credit agreement. In connection with the Nationwide loan, we paid $159,500 in financing costs. Cash distributions to stockholders paid during the three months ended March 31, 2016 were $1,008,339. Of the total distributions declared for the three months ended March 31, 2016, $407,009 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the quarter that resulted in payments by us of $6,154,975, after deductions for any applicable 2% short term trading discounts.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended March 31,
	2017	2016
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00179534
Distributions paid or payable in cash	$716,755	$633,913
Distributions reinvested	518,614	407,009
Distributions declared	$1,235,369	$1,040,922

Source of Distributions:
Cash flow from operations	$716,755	$633,913
Reinvested via the distribution reinvestment plan	518,614	407,009
Total Sources of Distributions	$1,235,369	$1,040,922

Net Cash Provided by Operating Activities:	$1,257,312	$1,700,730

Funds From Operations:	$1,625,824	$956,075

For the three months ended March 31, 2017, our distributions were covered by our cash flow from operations. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit or from the proceeds of our offering. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 8 to our consolidated financial statements contained within this Form 10-Q.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the most recent report on Form 10-Q. For the three months ended March 31, 2017, we had no significant changes to our critical accounting policies.

Certain Accounting Pronouncements Effective in the Future

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Since our inception, we have accounted for our investments in equity securities as available for sale securities, with changes in fair value recognized in other comprehensive income or loss. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for us on January 1, 2018 with early adoption permitted for certain provisions. Upon adoption, we will be required to record the amount of net unrealized gain or loss on our investments in marketable securities at the time of adoption in earnings via a cumulative effect adjustment. We presently do not intend to early adopt ASU 2016-01.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to us in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as our note to affiliate on our consolidated balance sheet as of March 31, 2017. During the year ended December 31, 2016, we made one payment of $250,000 to our advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, would be included in cash flows from operating activities. Under current GAAP, the entire payment of $250,000 was reported as a financing activity. ASU 2016-15 will become effective for us on January 1, 2018. Upon adoption, ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. We are currently evaluating the full impact of ASU 2016-15 our consolidated financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. However, other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09, as amended, becomes effective for us on January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 must be applied retrospectively either (a) to each prior reporting period presented, or (b) with a cumulative effect adjustment. We are still evaluating the impact of ASU 2014-09 on our consolidated financial statements but currently do not expect its adoption to have a material impact. Presently, we do not intend to early adopt ASU 2014-09 and we intend to adopt via a cumulative effect adjustment in the period of adoption.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Recent interpretations imply that common area maintenance reimbursements within a real estate lease under ASU 2016-02 may be non-lease components and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, after adoption of ASU 2014-09 and prior to adoption of ASU 2016-02 (if they are not simultaneously adopted), the non-lease components of a lease will continue to be accounted for under current leasing guidance rather than under ASU 2014-09. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2017, we are not a lessee under any lease contracts. Upon adoption of ASU 2016-02, we would apply a modified retrospective approach that will depend on the types of leases we have in force at the time of adoption. ASU 2016-02 is effective for us on January 1, 2019 with early adoption permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.
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

Off Balance Sheet Arrangements
As of March 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2017, we had $65,200,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.8%, representing approximately a 45.8% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $326,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2017, we owned $8,615,069 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2017 would result in a change of $861,507 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2017, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended
December 31, 2016, filed with the SEC on March 16, 2017. Subsequent to this filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Sales of Registered Securities

On July 12, 2016, our Registration Statement on Form S-11 (File No. 333-208571), registering our follow-on public offering of up to $2.3 billion in any combination of our shares of Class A common stock, Class I common stock, Class T common stock and Class N common stock was declared effective by the SEC under the Securities Act. See further information under Management's Discussion and Analysis above.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No class of our common stock is currently traded on any exchange, nor is there an established public trading market for our common stock.

Through March 31, 2017, we had sold the following shares of common stock and raised the following proceeds in connection with our follow-on public offering:

	Shares	Proceeds
Primary Offering:
Class A shares	126,896	$1,708,618
Class I shares	519,222	6,950,699
Distribution Reinvestment Plan:
Class A shares	71,690	950,450
Class I shares	43,855	586,059
	761,663	$10,195,826

From the commencement of our follow-on public offering through March 31, 2017, we had incurred the following expenses related thereto:

Offering Costs
Selling commissions	$23,207
Distribution fees	18,195
Dealer manager fees (1)	4,574
Other offering expenses	1,364,157
Total offering expenses	$1,410,133

(1) The dealer manager waived the dealer manager fees on the Class I shares owned by RREEF America.

From the commencement of our follow-on public offering through March 31, 2017, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees were $10,149,850. From July 12, 2016, the date we commenced our follow-on public offering, through March 31, 2017, the ratio of the cost of raising capital (excluding $440,061 of estimated trailing fees payable in the future) to capital raised was 9.5%.

From the commencement of our follow-on public offering through March 31, 2017, the net offering proceeds to us referred to above were allocated to the following uses:

•	Approximately $868,000 was used to pay for property improvements and leasing costs;

•	Approximately $1,400,000 was used to repay outstanding amounts on our line of credit;

•	Approximately $3,078,000 was used to repurchase shares under our share redemption program; and

•	Approximately $4,800,000 was available for working capital or subsequent investment.

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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended March 31, 2017. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2017	Shares		Weighted Average Share Price
Class A	31,107		$13.34
Class I	37,851		13.45
Class T	4,043	*	15.29
* Repurchased in private transactions.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended March 31, 2017. As of March 31, 2017, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2017	24,265	$13.36	24,265	(1)
February 1 - February 28, 2017	23,498	$13.78	19,455 (2)	(1)
March 1 - March 31, 2017	25,238	$13.38	25,238	(1)
(1) Redemptions are limited as described above.
(2) 4,043 Class T Shares were repurchased in private transactions.

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

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2017

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles Supplementary to the Articles of Amendment and Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on February 17, 2017 (the "February 17 Form 8-K").

3.2	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the February 17 Form 8-K.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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