Form 10-Q
period 2017-06-30
RREEF Property Trust, Inc.
filed 2017-08-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 9, 2017, the registrant had 3,690,156 shares of Class A common stock, $.01 par value, outstanding, 4,299,394 shares of Class I common stock, $.01 par value, outstanding, and no shares of Class T common stock, $.01 par value, Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $9,348,259 and $7,224,763, respectively	94,163,934	96,237,173
Furniture, fixtures and equipment, less accumulated depreciation of $169,744 and $124,752, respectively	261,767	270,260
Acquired intangible lease assets, less accumulated amortization of $13,612,652 and $11,703,672, respectively	23,182,682	25,091,662
Total investment in real estate assets, net	154,846,995	158,837,707
Investment in marketable securities	8,781,071	8,609,212
Total investment in real estate assets and marketable securities, net	163,628,066	167,446,919
Cash and cash equivalents	3,638,189	1,493,256
Receivables, net of allowance for doubtful accounts of $313 and $1,133, respectively	2,061,427	1,857,590
Deferred leasing costs, net of amortization of $118,750 and $47,159, respectively	1,804,726	1,872,817
Prepaid and other assets	1,604,188	1,518,865
Total assets	$172,736,596	$174,189,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$63,147,970	$64,677,532
Mortgage loans payable, net	27,236,768	27,219,106
Accounts payable and accrued expenses	1,465,697	2,409,307
Due to affiliates	4,276,162	4,844,917
Note to affiliate, net of unamortized discount of $1,581,275 and $1,652,108, respectively	7,368,725	7,297,892
Acquired below market lease intangibles, less accumulated amortization of $2,819,723 and $2,623,139, respectively	5,864,032	6,060,616
Distributions payable	244,793	239,897
Other liabilities	1,463,599	1,168,665
Total liabilities	111,067,746	113,917,932
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,698,101 and 3,646,919 issued and outstanding, respectively	36,981	36,469
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 4,178,586 and 3,780,836 issued and outstanding, respectively	41,786	37,809
Class T common stock, $0.01 par value; 250,000,000 shares authorized; zero and 4,043 issued and outstanding, respectively	—	40
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid in capital	84,831,965	79,994,729
Deficit	(23,761,851)	(20,302,983)
Accumulated other comprehensive income	519,969	505,451
Total stockholders' equity	61,668,850	60,271,515
Total liabilities and stockholders' equity	$172,736,596	$174,189,447
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental and other property income	$3,784,351	$3,260,003	$7,581,484	$6,498,902
Tenant reimbursement income	530,623	284,746	1,067,823	640,142
Investment income on marketable securities	76,980	73,813	120,856	264,329
Total revenues	4,391,954	3,618,562	8,770,163	7,403,373
Expenses
General and administrative expenses	481,617	521,181	864,746	1,109,657
Property operating expenses	1,296,348	1,189,689	2,647,479	2,563,360
Advisory fees	257,054	218,791	504,402	424,728
Depreciation	1,087,167	911,360	2,168,488	1,820,380
Amortization	932,102	1,456,936	1,860,349	2,913,873
Total operating expenses	4,054,288	4,297,957	8,045,464	8,831,998
Operating income (loss)	337,666	(679,395)	724,699	(1,428,625)
Interest expense	(886,455)	(550,654)	(1,711,934)	(1,116,361)
Net realized (loss) gain on sale of marketable securities	(6,906)	223,991	47,796	129,046
Net loss	$(555,695)	$(1,006,058)	$(939,439)	$(2,415,940)

Basic and diluted net loss per share of Class A, I and T common stock	$(0.07)	$(0.15)	$(0.12)	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(555,695)	$(1,006,058)	$(939,439)	$(2,415,940)
Other comprehensive income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (loss) gain	6,906	(223,991)	(47,796)	(129,046)
Unrealized gain on marketable securities	83,545	384,852	62,314	664,152
Total other comprehensive income	90,451	160,861	14,518	535,106
Comprehensive loss	$(465,244)	$(845,197)	$(924,921)	$(1,880,834)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
Issuance of common stock	—	—	94,258	942	428,511	4,284	—	—	—	—	—	—	7,047,348	—	—	7,052,574
Issuance of common stock through the distribution reinvestment plan	—	—	47,373	474	31,763	318	—	—	—	—	—	—	1,059,360	—	—	1,060,152
Redemption of common stock	—	—	(90,449)	(904)	(62,524)	(625)	(4,043)	(40)	—	—	—	—	(2,104,519)	—	—	(2,106,088)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,519,429)	—	(2,519,429)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(242,999)	—	—	(242,999)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(921,954)	—	—	(921,954)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(939,439)	14,518	(924,921)
Balance, June 30, 2017	—	$—	3,698,101	$36,981	4,178,586	$41,786	—	$—	—	$—	—	$—	$84,831,965	$(23,761,851)	$519,969	$61,668,850

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(939,439)	$(2,415,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,168,488	1,820,380
Net realized gain on sale of marketable securities	(47,796)	(129,046)
Amortization of intangible lease assets and liabilities	1,783,987	2,741,781
Amortization of deferred financing costs	238,100	169,127
Allowance for doubtful accounts	(820)	470,480
Straight line rent	(383,072)	(289,236)
Amortization of discount on note to affiliate	70,833	139,618
Changes in assets and liabilities:
Receivables	138,507	(208,874)
Deferred leasing costs	—	(156,475)
Prepaid and other assets	(55,324)	59,667
Accounts payable and accrued expenses	(953,444)	(94,965)
Other liabilities	327,876	153,061
Due to affiliates	(253,739)	85,337
Net cash provided by operating activities	2,094,157	2,344,915
Cash flows from investing activities:
Improvements to real estate assets	(86,756)	—
Investment in marketable securities	(8,016,522)	(6,154,708)
Proceeds from sale of marketable securities	7,935,862	5,839,799
Net cash used in investing activities	(167,416)	(314,909)
Cash flows from financing activities:
Proceeds from line of credit	—	2,700,000
Proceeds from mortgage loans payable	—	14,500,000
Repayments of line of credit	(1,750,000)	(28,000,000)
Proceeds from issuance of common stock	7,071,574	21,156,682
Payment of offering costs	(1,542,912)	(2,060,673)
Repayment of note to affiliate	—	(250,000)
Distributions to investors	(2,514,534)	(2,110,235)
Redemption of common stock	(2,106,088)	(8,131,222)
Common stock issued through the distribution reinvestment plan	1,060,152	864,285
Deferred financing costs	—	(159,500)
Net cash provided by (used in) financing activities	218,192	(1,490,663)
Net increase in cash and cash equivalents	2,144,933	539,343
Cash and cash equivalents, beginning of period	1,493,256	1,936,870
Cash and cash equivalents, end of period	$3,638,189	$2,476,213

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2017	2016
Distributions declared and unpaid	$244,793	$211,791
Unrealized gain on marketable securities	14,518	535,106
Purchases of marketable securities not yet paid	113,249	27,710
Proceeds from sale of marketable securities not yet received	61,785	32,466
Proceeds from issuance of common stock not yet received	—	197,088
Discount on note to affiliate	—	1,861,880
Accrued offering costs not yet paid	632,397	828,684

Supplemental Cash Flow Disclosures:
Interest paid	$1,351,287	$766,748

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

On July 12, 2016, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company is offering for sale up to $2,100,000,000 of shares of its Class A common stock, $0.01 par value per share ("Class A Shares"), Class I Shares, and Class T common stock, $0.01 par value per share ("Class T Shares"), in its primary offering and up to $200,000,000 of Class A Shares, Class I Shares, Class N common stock, $0.01 par value per share ("Class N Shares") and Class T Shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on public offering (the "Follow-On Public Offering"). The Company's initial public offering terminated upon the commencement of the Follow-On Public Offering.

Class T Shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 8.5% of underwriting compensation), Class T Shares owned in a shareholder's Class T account for a given offering will automatically convert to Class N Shares.
Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D Shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2017. The interim financial data as of June 30, 2017 and for the six months ended June 30, 2017 and 2016 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Organization and Offering Costs

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company with respect to a particular Offering will not exceed 15% of the gross proceeds from such particular Offering. In addition, the Company will not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of a particular offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital. As of June 30, 2017 and December 31, 2016, the Company has accrued $2,340,382 and $2,352,711, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 7), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. From the Company’s inception through June 30, 2017, the Company has not issued any participating securities.

Concentration of Credit Risk

As of June 30, 2017 and 2016, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2017, the Company owned four office properties, two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. As of June 30, 2016, the Company owned three office properties, two retail properties and one industrial property with a total of fourteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and six months ended June 30, 2017 and 2016 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Flats at Carrs Hill, Athens, GA	17.3%	17.3%
Loudoun Gateway, Sterling, VA	17.0%	17.6%
Allied Drive, Dedham, MA	16.3%	16.4%
Terra Nova Plaza, Chula Vista, CA	12.7%	12.3%
Anaheim Hills Office Plaza, Anaheim, CA	12.6%	12.4%
Commerce Corner, Logan Township, NJ	10.5%	10.4%
Total	86.4%	86.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Orbital ATK Inc. - Loudoun Gateway	17.0%	17.6%
New England Baptist Hospital - Allied Drive	13.7%	13.8%
Total	30.7%	31.4%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Loudoun Gateway, Sterling VA	20.4%	22.0%
Flats at Carrs Hill, Athens GA	19.8%	20.0%
Terra Nova Plaza, Chula Vista, CA	15.5%	13.5%
Anaheim Hills Office Plaza, Anaheim CA	15.2%	15.0%
Commerce Corner, Logan Township, NJ	12.0%	12.4%
Total	82.9%	82.9%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Orbital ATK Inc. - Loudoun Gateway	20.4%	22.0%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	10.0%	10.1%
Total	30.4%	32.1%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of June 30, 2017 and 2016 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	June 30, 2017	June 30, 2016
Orbital ATK Inc. - Loudoun Gateway	18.8%	22.0%
New England Baptist Hospital - Allied Drive	10.8%	—%
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	9.4%	11.1%
Allstate Insurance Company - Heritage Parkway	8.8%	10.3%
Total	47.8%	43.4%

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Since the Company's inception, it has accounted for its investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018 with early adoption permitted for certain provisions. Upon adoption, the Company will be required to record the amount of net unrealized gain or loss on its investments in marketable

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

securities at the time of adoption in earnings via a cumulative effect adjustment. The Company presently does not intend to early adopt ASU 2016-01.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to the Company in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as the Company's note to affiliate on its consolidated balance sheet as of June 30, 2017. During the year ended December 31, 2016, the Company made one payment of $250,000 to its advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, would be included in cash flows from operating activities. Under current GAAP, the entire payment of $250,000 was reported as a financing activity. ASU 2016-15 will become effective on January 1, 2018. Upon adoption, ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the current implementation guidance, real estate has broadly been interpreted to be a business, which requires, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the balance sheet. ASU 2017-01 is effective on January 1, 2018 with early adoption permitted in certain circumstances. Adoption of ASU 2017-01 is not expected to have an impact on the Company's consolidated financial statements, but may affect transactions in real estate that occur after adoption. The Company presently intends to early adopt ASU 2017-01, but will more fully evaluate this option based on the specifics of its next real estate transaction.

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. ASU 2014-09, as amended, becomes effective on January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Upon adoption, ASU 2014-09 must be applied retrospectively either (a) to each prior reporting period presented, or (b) with a cumulative effect adjustment. The Company intends to adopt ASU 2014-09 via a cumulative effect adjustment in the period of adoption. The Company is still evaluating the impact of ASU 2014-09 on its consolidated financial statements but currently does not expect adoption of ASU 2014-09 to have a material impact.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Common area maintenance reimbursements within a real estate lease under ASU 2016-02 are considered a non-lease component and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, based on recent interpretations, for real estate leases in place at the date of adoption of ASU 2016-02, common area maintenance reimbursements will continue to be accounted for under the current guidance of ASC Topic 840, Leases, until such

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

leases expire or are amended. Accordingly, only real estate leases entered into after the date of adoption of ASU 2016-02 would require an evaluation of the common area maintenance reimbursements as non-lease components under ASU 2014-09. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2017, the Company is not a lessee under any lease contracts. As of June 30, 2017, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02 when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

Correction of Immaterial Error

During the three months ended June 30, 2017, the Company identified an immaterial presentation and disclosure error related to net loss per share.  Previously, the Company had not been applying the two-class method for reporting net loss per share.  The Company has determined that reporting net loss per share under the two-class method is appropriate.  The net loss per share disclosed on the Company’s consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 has been presented for each class of common stock with shares outstanding for the periods presented.  Additionally, Note 9 discloses the application of the two-class method, including the calculation of net loss per share for each class of common stock with shares outstanding during the relevant periods.  For the three and six months ended June 30, 2016, the net loss per share for each class of common stock was the same as the net loss per share originally reported by the Company.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $63,450,000 and $65,200,000 at June 30, 2017 and December 31, 2016, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $26,643,231 and $25,942,141 as of June 30, 2017 and December 31, 2016, respectively.
The fair value of the Company's note to affiliate is determined using Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of June 30, 2017 and December 31, 2016.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate property during the six months ended June 30, 2017 and 2016. The Company's rental and other property income for the three and six months ended June 30, 2017 and 2016 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental revenue	$3,674,135	$3,021,129	$7,122,050	$6,037,575
Straight line revenue	72,177	152,828	383,072	289,236
Above- and below-market lease amortization, net	63,878	86,046	127,756	172,091
Lease incentive amortization	(25,839)	—	(51,394)	—
Rental and other property income	$3,784,351	$3,260,003	$7,581,484	$6,498,902

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of June 30, 2017 and December 31, 2016, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of June 30, 2017 and December 31, 2016 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	June 30, 2017	December 31, 2016
Marketable securities—cost	$8,261,102	$8,103,761
Unrealized gains	687,140	652,417
Unrealized losses	(167,171)	(146,966)
Net unrealized gain	519,969	505,451
Marketable securities—fair value	$8,781,071	$8,609,212

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2017 and 2016, marketable securities sold generated proceeds of $5,072,780 and $2,731,836, respectively, resulting in gross realized gains of $232,736 and $279,772, respectively, and gross realized losses of $239,642 and $55,781, respectively. During the six months ended June 30, 2017 and 2016, marketable securities sold generated proceeds of $7,913,314 and $5,854,654,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

respectively, resulting in gross realized gains of $369,942 and $402,420, respectively, and gross realized losses of $322,146 and $273,374, respectively.

NOTE 6 — NOTES PAYABLE
Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. Each one-year extension is exercisable between 45 and 120 days prior to the then scheduled maturity. Subject to then current market conditions, the Company plans to extend the line of credit prior to the maturity date using available cash flow to meet the requirements for extension. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2017 and December 31, 2016, the outstanding balance was $63,450,000 and $65,200,000, respectively, and the weighted average interest rate was 3.06% and 2.40%, respectively.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2017 and December 31, 2016, the Company's maximum borrowing capacity was $74,898,512 and $65,800,970, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2017 and December 31, 2016.

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

Hartford Life Insurance Loan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

On December 1, 2016, RPT 1109 Commerce Boulevard, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan with a term of seven years with no extension options. The Hartford Loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term based upon a 30-year amortization schedule.

The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Line of credit	$63,450,000	$65,200,000
Deduct: Deferred financing costs, less accumulated amortization	(302,030)	(522,468)
Line of credit, net	$63,147,970	$64,677,532

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(263,232)	(280,894)
Mortgage loans payable, net	$27,236,768	$27,219,106

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

The fees earned by RREEF America for the three and six months ended June 30, 2017 and 2016, are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed component	$257,054	$218,791	$504,402	$424,728
Performance component	—	—	—	—
	$257,054	$218,791	$504,402	$424,728

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

For the three months ended June 30, 2017 and 2016, RREEF America incurred $72,829 and $82,210 of reimbursable operating expenses, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2017 and 2016, RREEF America incurred $137,780 and $159,927 of reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of June 30, 2017 and December 31, 2016, the Company had a payable to RREEF America of $96,173 and $72,200, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended June 30, 2017 and 2016, the Company reimbursed RREEF America $230,157 and $230,157, respectively. For the six months ended June 30, 2017 and 2016, the Company reimbursed RREEF America $457,785 and $460,314, respectively.
The amount of Deferred O&O payable to RREEF America is shown below.

	June 30, 2017	December 31, 2016
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(3,224,729)	(2,766,943)
Remaining Deferred O&O reimbursable to RREEF America	$1,393,589	$1,851,375

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended June 30, 2017 and 2016, the Company amortized $35,502 and $47,892, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2017

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

and 2016, the Company amortized $70,833 and $139,618, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with Deutsche AM Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of June 30, 2017 and December 31, 2016, the Company has accrued $61,841 and $60,514, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,340,382 and $2,352,711, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. We also pay the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the three and six months ended June 30, 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $18,172 and $35,234, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three and six months ended June 30, 2017, the Dealer Manager incurred $82,000 and $148,203, respectively, in such costs on behalf of the Company. As of June 30, 2017 and December 31, 2016, the Company had payable to the Dealer Manager $298,335 and $150,132, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, June 30, 2017 and December 31, 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,680,770 and $2,010,409 of estimated accrued Trailing Fees payable in the future as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, in the Follow-On Public Offering, the Company had raised $15,400,322 in gross proceeds and incurred total organization and offering costs of $2,135,308, including estimated accrued Trailing Fees payable in the future of $659,612.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, total operating expenses of the Company were $3,080,474 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2017 and December 31, 2016, the Company owed its affiliates the following amounts:

	June 30, 2017	December 31, 2016
Deferred O&O	$1,393,589	$1,851,375
Reimbursable under the advisory agreement	96,173	72,200
Reimbursable under Dealer Manager Agreement	298,335	150,132
Advisory fees	85,842	357,985
Accrued Trailing Fees	2,402,223	2,413,225
Due to affiliates	$4,276,162	$4,844,917

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,581,275)	(1,652,108)
Note to Affiliate, net of unamortized discount	$7,368,725	$7,297,892

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

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

Class N Shares are not sold in the primary Follow-On Public Offering, but will be issued upon conversion of an investor's Class T Shares once (i) the investor's Class T Share account for a given offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to the Follow-On Public Offering exceeds 10% of the gross proceeds from the primary portion of the Follow-On Public Offering; (iii) a listing of the Class N Shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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
June 30, 2017
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

During the three and six months ended June 30, 2017 and 2016, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from our public offerings or borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2017	Shares	Weighted Average Share Price	Amount
Class A	59,342	$13.32	$790,678
Class I	24,673	13.40	330,712
Class T	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

Six Months Ended June 30, 2017	Shares		Weighted Average Share Price	Amount
Class A	90,449		$13.33	$1,204,439
Class I	62,524		13.43	839,831
Class T	4,043	*	15.29	61,818
* Repurchased in private transactions.

Three Months Ended June 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	130,377	$12.91	$1,683,167
Class I	22,658	13.12	297,273
Class T	—	—	—

Six Months Ended June 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	587,623	$12.88	$7,568,584
Class I	43,288	13.09	566,640
Class T	—	—	—

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

NOTE 9 - NET LOSS PER SHARE

The Company computes net earnings or loss per share of Class A, Class I and Class T common stock using the two-class method. The Company’s advisor may earn a performance component of the advisory fee (see Note 7) which may impact the net earnings or loss of each class of common stock differently. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock. For the three and six months ended June 30, 2017 and 2016, no performance component of the advisory fee was recognized in the Company’s consolidated statements of operations.

Basic and diluted net loss per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net loss per share for a given class of common stock is the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per share for each of the Company’s Class A, Class I and Class T common stock.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

	Three Months Ended June 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Numerator - Allocation of net loss	$(266,707)	$(288,988)	$—
Denominator - weighted average number of common shares outstanding	3,699,115	4,008,144	—
Basic and diluted net loss per share:	$(0.07)	$(0.07)	$—

	Six Months Ended June 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Numerator - Allocation of net loss	$(454,595)	$(484,742)	$(102)
Denominator - weighted average number of common shares outstanding	3,674,781	3,918,471	826
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)

	Three Months Ended June 30, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Numerator - Allocation of net loss	$(512,890)	$(492,566)	$(602)
Denominator - weighted average number of common shares outstanding	3,444,743	3,308,240	4,043
Basic and diluted net loss per share:	$(0.15)	$(0.15)	$(0.15)

	Six Months Ended June 30, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Numerator - Allocation of net loss	$(1,241,771)	$(1,172,775)	$(1,394)
Denominator - weighted average number of common shares outstanding	3,375,968	3,188,392	3,790
Basic and diluted net loss per share:	$(0.37)	$(0.37)	$(0.37)

NOTE 10 — DISTRIBUTIONS

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

Shown below are details of the Company's distributions for the three months ended March 31, 2017 and 2016 as well as three months and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended June 30, 2017
	March 31, 2017	June 30, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207
Distributions paid or payable in cash	$716,755	$742,522	$1,459,277
Distributions reinvested	518,614	541,538	1,060,152
Distributions declared	$1,235,369	$1,284,060	$2,519,429
Class A Shares issued upon reinvestment	23,567	23,806	47,373
Class I Shares issued upon reinvestment	15,152	16,611	31,763
Class T Shares issued upon reinvestment	—	—	—

	Three Months Ended		Six Months Ended June 30, 2016
	March 31, 2016	June 30, 2016
Declared daily distribution rate, before adjustment for class-specific fees	$0.00179534	$0.00177203
Distributions paid or payable in cash	$633,913	$631,393	$1,265,306
Distributions reinvested	407,009	457,276	864,285
Distributions declared	$1,040,922	$1,088,669	$2,129,591
Class A Shares issued upon reinvestment	18,860	21,726	40,586
Class I Shares issued upon reinvestment	12,476	13,284	25,760
Class T Shares issued upon reinvestment	—	—	—

NOTE 11 — INCOME TAXES

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

NOTE 12 — SEGMENT INFORMATION

For the six months ended June 30, 2017 and 2016, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2017 and December 31, 2016 and net loss for the three and six months ended June 30, 2017 and 2016.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2017	$154,846,995	$8,781,071	$163,628,066

Reconciliation to total assets of June 30, 2017
Carrying value per reportable segments			$163,628,066
Corporate level assets			9,108,530
Total assets			$172,736,596

Carrying value as of December 31, 2016	$158,837,707	$8,609,212	$167,446,919

Reconciliation to total assets of December 31, 2016
Carrying value per reportable segments			$167,446,919
Corporate level assets			6,742,528
Total assets			$174,189,447

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

Three Months Ended June 30, 2017	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$3,784,351	$—	$3,784,351
Tenant reimbursement income	530,623	—	530,623
Investment income on marketable securities	—	76,980	76,980
Total revenues	4,314,974	76,980	4,391,954
Operating expenses
Property operating expenses	1,296,348	—	1,296,348
Total segment operating expenses	1,296,348	—	1,296,348
Operating income - segments	$3,018,626	$76,980	$3,095,606

Three Months Ending June 30, 2016
Revenues
Rental and other property income	$3,260,003	$—	$3,260,003
Tenant reimbursement income	284,746	—	284,746
Investment income on marketable securities	—	73,813	73,813
Total revenues	3,544,749	73,813	3,618,562
Operating expenses
Property operating expenses	1,189,689	—	1,189,689
Total segment operating expenses	1,189,689	—	1,189,689
Operating income - Segments	$2,355,060	$73,813	$2,428,873

		Three Months Ended June 30,
Reconciliation to net loss		2017	2016
Operating income - segments		$3,095,606	$2,428,873
General and administrative expenses		(481,617)	(521,181)
Advisory expenses		(257,054)	(218,791)
Depreciation		(1,087,167)	(911,360)
Amortization		(932,102)	(1,456,936)
Operating income (loss)		337,666	(679,395)
Interest expense		(886,455)	(550,654)
Net realized (loss) gain upon sale of marketable securities		(6,906)	223,991
Net loss		$(555,695)	$(1,006,058)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2017
(Unaudited)

Six Months Ended June 30, 2017	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$7,581,484	$—	$7,581,484
Tenant reimbursement income	1,067,823	—	1,067,823
Investment income on marketable securities	—	120,856	120,856
Total revenues	8,649,307	120,856	8,770,163
Operating expenses
Property operating expenses	2,647,479	—	2,647,479
Total segment operating expenses	2,647,479	—	2,647,479
Operating income - Segments	$6,001,828	$120,856	$6,122,684

Six Months Ended June 30, 2016
Revenues
Rental and other property income	$6,498,902	$—	$6,498,902
Tenant reimbursement income	640,142	—	640,142
Investment income on marketable securities	—	264,329	264,329
Total revenues	7,139,044	264,329	7,403,373
Operating expenses
Property operating expenses	2,563,360	—	2,563,360
Total segment operating expenses	2,563,360	—	2,563,360
Operating income - Segments	$4,575,684	$264,329	$4,840,013

		Six Months Ended June 30,
Reconciliation to net loss		2017	2016
Operating income - segments		$6,122,684	$4,840,013
General and administrative expenses		(864,746)	(1,109,657)
Advisory expenses		(504,402)	(424,728)
Depreciation		(2,168,488)	(1,820,380)
Amortization		(1,860,349)	(2,913,873)
Operating income (loss)		724,699	(1,428,625)
Interest expense		(1,711,934)	(1,116,361)
Net realized gain upon sale of marketable securities		47,796	129,046
Net loss		$(939,439)	$(2,415,940)
NOTE 13 — ECONOMIC DEPENDENCY
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
June 30, 2017
(Unaudited)

NOTE 14 — COMMITMENTS AND CONTINGENCIES
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

NOTE 15 — SUBSEQUENT EVENTS

On July 3, 2017, the Company announced that its board of directors declared a daily cash distribution equal to $0.00185445 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from July 1, 2017 through September 30, 2017. As of July 1, 2017, there were no Class D, N or T Shares outstanding.

On July 21, 2017, the Company purchased $1,000,000 in marketable securities.

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
Portfolio Information

Real Estate Portfolio

As of June 30, 2017, our real estate portfolio was comprised of eight properties diversified across geography and sector. Details of the properties acquired since January 1, 2016 are shown below.

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

Excluding The Flats at Carrs Hill, our multifamily property, as of June 30, 2017, our weighted average remaining lease term was 6.6 years. The following table represents certain additional information about the properties we owned as of June 30, 2017:

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

(1) Occupancy is based on executed leases as of June 30, 2017.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of June 30, 2017, our real estate equity securities portfolio consisted of publicly-traded common stock of 37 REITs with a value of $8,781,071. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2017:

As of June 30, 2017, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Welltower, Inc.	6.6%
Avalonbay Communities, Inc.	6.3
Public Storage	5.7
Equinix, Inc.	5.4
Essex Property Trust, Inc.	5.1
Alexandria Real Estate Equity, Inc.	4.7
Ventas, Inc.	4.2
Duke Realty Corp	4.0
Camden Property Trust	3.9
Vornado Realty Trust	3.5
Total	49.4%

Market Outlook

Commercial real estate prices continued to rise in the second quarter of 2017. Total returns to unlevered core real estate slipped to 7% (trailing four quarters) from 8% in 2016 and more than 13% in 2015, as measured by the NCREIF Property Index. We believe the reasons for this drop include, but are not limited to, interest-rate volatility after the U.S. election and a modest slowdown of rental income growth. However, monthly data indicated that prices firmed in the spring, tentatively signaling a stabilization of returns near current levels.

We believe the outlook for commercial real estate remains positive. Fundamentals are on a solid footing: vacancy rates are near 15-year lows; an expanding economy continues to generate demand from residential and corporate occupiers; and new supply remains generally disciplined. From a valuations perspective, we believe real estate continues to deliver an attractive yield relative to interest rates. We expect that these favorable conditions will remain largely intact: reliable leading indicators such as the yield curve suggest that the likelihood of a recession in the next 18 months is low. Construction starts appear to have peaked, constrained by rising labor costs and banks’ increasing aversion to financing development. While interest rates might rise, low global rates should ensure that any increase is gradual.

Despite this view, we also believe there are pockets of weakness. Oversupply has caused rents to stall or slip in some multifamily markets and store closures have challenged some retail formats. A handful of markets face economic challenges (e.g., the industrial Midwest) and pricing levels appear stretched in some large coastal cities (e.g., San Francisco and New York). However, we believe some other segments offer upside potential, including the industrial sector (fueled by e-commerce fulfillment) and smaller markets on the west coast and in Florida (where property yields are more attractive).

Overall, we expect that strong underlying fundamentals, offset by a gradual increase in interest rates, will deliver modest gains in commercial real estate prices through 2018. We believe that income, rather than appreciation, will be the primary driver of investment returns, as it has been historically.

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

Three and Six Months Ended June 30, 2017 and 2016

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same store properties for the three and six months ended June 30, 2017 and 2016. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2016, which for the three and six months ended June 30, 2017 and 2016 is only Allied Drive. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
Property operating revenue	2017	2016	Change	2017	2016	Change
Contractual rental revenue and other property income - same store portfolio	$3,194,736	$3,021,129	$173,607	$6,152,016	$6,037,575	$114,441
Tenant reimbursement income - same store portfolio	310,554	284,746	25,808	625,454	640,142	(14,688)
Property operating revenue - same store portfolio	3,505,290	3,305,875	199,415	6,777,470	6,677,717	99,753

Property operating revenue - non-same store portfolio	699,468	—	699,468	1,412,403	—	1,412,403
Total property operating revenue	4,204,758	3,305,875	898,883	8,189,873	6,677,717	1,512,156

Property operating expenses
Same-store portfolio	1,054,324	1,162,450	(108,126)	2,133,149	2,362,391	(229,242)
Non-same-store portfolio	242,024	—	242,024	514,330	—	514,330
Total property operating expenses	1,296,348	1,162,450	133,898	2,647,479	2,362,391	285,088

Net operating income
Same-store portfolio	2,450,966	2,143,425	307,541	4,644,321	4,315,326	328,995
Non-same-store portfolio	457,444	—	457,444	898,073	—	898,073
Total net operating income	2,908,410	2,143,425	764,985	5,542,394	4,315,326	1,227,068

Adjustments to property operating revenue
Straight line income, net	72,177	152,828	(80,651)	383,072	289,236	93,836
Amortization of above- and below-market lease intangibles, net	63,878	86,046	(22,168)	127,756	172,091	(44,335)
Amortization of lease incentive	(25,839)	—	(25,839)	(51,394)	—	(51,394)
Adjustments to property operating expenses
Straight line rent bad debt reserves	—	(27,239)	27,239	—	(200,969)	200,969
Depreciation	(1,087,167)	(911,360)	(175,807)	(2,168,488)	(1,820,380)	(348,108)
Amortization	(932,102)	(1,456,936)	524,834	(1,860,349)	(2,913,873)	1,053,524
General and administrative expenses	(481,617)	(521,181)	39,564	(864,746)	(1,109,657)	244,911
Advisory fees	(257,054)	(218,791)	(38,263)	(504,402)	(424,728)	(79,674)
Interest expense	(886,455)	(550,654)	(335,801)	(1,711,934)	(1,116,361)	(595,573)

Marketable securities
Investment income on marketable securities	76,980	73,813	3,167	120,856	264,329	(143,473)
Net realized gain (loss) on marketable securities	(6,906)	223,991	(230,897)	47,796	129,046	(81,250)

Net loss	$(555,695)	$(1,006,058)	$450,363	$(939,439)	$(2,415,940)	$1,476,501

Property Operations

Our total same store net operating income for the three and six months ended June 30, 2017 and 2016 reflects seven of the eight properties in the portfolio. Our three and six months ended June 30, 2017 property operating revenue - same store portfolio increased from the same periods in 2016 primarily due to contractual base rent increases, higher rents at The Flats at Carrs Hills for the current school year compared to the prior school year, and higher rent for Dick's Sporting Goods, Inc. at Terra Nova Plaza compared to the previous tenant in the space. Most of our leases contain periodic rental rate increases, which cause a consistent increase in contractual rental revenues. The tenant reimbursement income - same store portfolio for the six months ended June 30, 2017 was lower than the six months ended June 30, 2016 due to Dick's Sporting Goods, Inc. at Terra Nova Plaza not paying tenant reimbursement income until March 2017. However the three months ended June 30, 2017 was greater than the three months ended June 30, 2016 since Dick's Sporting Goods, Inc. was paying tenant reimbursements in this period. Our three and six months ended June 30, 2017 property operating expenses - same store portfolio decreased from the same periods in 2016. The decrease is primarily due to bad debt expense related to the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza of $106,000 and $274,000 for the three and six months ended June 30, 2016, respectively. Offsetting that decrease were higher real estate taxes and higher engineering payroll costs for the three and six months ended June 30, 2017 compared to the same periods in 2016.

Our non-same store property operating revenues and operating expenses for the three and six months ended June 30, 2017 relates to the September 27, 2016 acquisition of Allied Drive.

Straight Line Rents and Related Bad Debt Reserves

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual base rent paid in each period. The base rental revenue is comprised of two components - the contractual cash rent, if any, plus the straight line adjustment, representing the difference between the actual contractual cash rent for the period in question and the average contractual cash rent over the lease term (the straight line rent). The increase in straight line rent for the six months ended June 30, 2017 compared to the 2016 period is primarily caused by (1) the free rent period for the Dick's Sporting Goods, Inc. lease and the Raytheon lease for January and February 2017, and (2) the acquisition of Allied Drive in late 2016. In addition, the 2016 period was negatively impacted by bad debt reserves recognized on the straight line rent receivable from The Sports Authority, Inc. as a result of its bankruptcy filing.

Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. During the three and six months ended June 30, 2017, the net amount of above- and below-market lease amortization is lower than the three and six months ended June 30, 2016 primarily due to termination of The Sports Authority, Inc. lease in September 2016. The 2017 periods include amortization of the lease incentive which relates to the Dick's Sporting Goods, Inc. lease that replaced The Sports Authority, Inc. lease in September 2016.

Depreciation and Amortization

The depreciation on properties increased in 2017 as a result of the acquisition of Allied Drive in September 2016. This was offset by reduced amortization in 2017 compared to the 2016 period due to terminations of certain acquired leases, namely The Sports Authority, Inc. lease, the original acquired Raytheon lease and at The Flats at Carrs Hill where all the acquired leases terminated at the end of the school year in July 2016.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the three months ended June 30, 2017 is less than the three months ended June 30, 2016 primarily due to reduced legal fees in the 2017 period compared to the same period in 2016. The amount for the six months ended June 30, 2017 period is less than the amount for the six months ended June 30, 2016 primarily due to the reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. See more detail below under "Liquidity and Capital Resources--Limits on Expense Reimbursement." Adding to this reduction of general and administrative expenses were approximately $114,000 less legal expenses in the 2017 period compared to the 2016 period. These decreases were slightly offset by higher appraisal and accounting fees during 2017.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and six months ended June 30, 2017 and 2016, the advisory fee was comprised solely of the fixed component. The increase in the fixed component of the advisory fee is commensurate with the overall increase in NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the future depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. No performance component of the advisory fee was recognized in accordance with GAAP for the three and six months ended June 30, 2017 and 2016.

Interest Expense

The increase in interest expense in the three and six months ended June 30, 2017 over the same periods in 2016 was primarily due to greater weighted average outstanding aggregate loan balances and higher interest rates in the 2017 periods. The weighted average outstanding aggregate loan balances were $92,400,000 and $67,200,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the 2017 periods as compared to the 2016 periods as we acquired Allied Drive in September 2016. The increase in interest rates in the 2017 periods is due to the two property specific loans we originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. In both cases, the property was released from the line of credit and the proceeds of the new loan were applied to reduce the outstanding balance on the line of credit. Interest expense is greater from these property specific loans as the interest rates are slightly higher than the interest rate on the Wells Fargo line of credit, which averaged approximately 2.77% and 2.16% for the six months ended June 30, 2017 and six months ended June 30, 2016, respectively. In addition, there is additional amortization of financing costs associated with these fixed rate property specific loans. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The decrease in investment income for the six months ended June 30, 2017 compared to the 2016 period is primarily due to certain securities providing greater distributions in the first quarter of 2016 as a result of special distributions. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During the six months ended June 30, 2016, our portfolio of real estate equity securities increased in value by approximately 11%, leading the realized gains upon sales. The value of the portfolio during the six months ended June 30, 2017 was approximately 10% lower than it was at June 30, 2016, leading to less realized gains upon sales for the 2017 period.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2017:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share
Investments in real estate (1)	$186,300,000	$23.55	$23.73
Investments in real estate equity securities (2)	8,781,071	1.11	1.12
Other assets, net	5,844,550	0.74	0.74
Line of credit	(63,450,000)	(8.02)	(8.08)
Mortgage loans payable	(27,500,000)	(3.48)	(3.50)
Other liabilities, net	(3,350,871)	(0.41)	(0.43)
Net asset value	$106,624,750	$13.49	$13.58
Note: No Class D, N or T shares were outstanding as of June 30, 2017.

(1)	The value of our investments in real estate was approximately 8.8% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 6.3% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2017.

	Total NAV	Per Class A Share	Per Class I Share
Total stockholders' equity	$61,668,850	$7.80	$7.86
Plus:
Unrealized gain on real estate investments	15,626,629	1.98	1.99
Accumulated depreciation	9,518,003	1.20	1.21
Accumulated amortization	10,911,679	1.38	1.39
Deferred costs and expenses	10,728,653	1.36	1.36
Less:
Deferred rent receivable	(1,829,064)	(0.23)	(0.23)
Net asset value	$106,624,750	$13.49	$13.58
Note: No Class D, N or T shares were outstanding as of June 30, 2017.

With respect to the unrealized gain on real estate investments reflected above, as of June 30, 2017, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of June 30, 2017. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.63%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2017 of 0.25% would yield a decrease in the total office property investment value of 2.2% and a decrease in the retail property investment value of 1.9%.

The deferred costs and expenses of $10,728,653 includes amounts that are initially excluded from the NAV calculation. This includes $8,566,864 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of June 30, 2017 were recorded as assets and as such have no impact on our NAV as of June 30, 2017 and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through June 30, 2017, we reimbursed our advisor for $3,224,729 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,340,382 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to Deutsche AM Distributors, Inc., or the dealer manager. Lastly, the deferred costs and expenses above includes estimated performance fees of $178,592 that were reflected in our NAV calculation as of June 30, 2017. This amount was not accrued for GAAP as it was not considered probable of payment at the end of 2017.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(555,695)	$(1,006,058)	$(939,439)	$(2,415,940)

Real estate related depreciation	1,087,167	911,360	2,168,488	1,820,380
Real estate related amortization	932,102	1,456,936	1,860,349	2,913,873
NAREIT defined FFO	1,463,574	1,362,238	3,089,398	2,318,313

Additional adjustments:
Straight line rents, net of related reserves	(72,177)	(125,589)	(383,072)	(88,267)
Amortization of above- and below-market lease intangibles, net	(63,878)	(86,046)	(127,756)	(172,091)
Amortization of lease incentive	25,839	—	51,394	—
IPA defined MFFO	$1,353,358	$1,150,603	$2,629,964	$2,057,955

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through June 30, 2017, we raised $112,560,533 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2017. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of June 30, 2017, the outstanding balance and interest rate were $63,450,000 and 3.06%, respectively.

The Wells Fargo line of credit has as co-borrowers certain of the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2017, our maximum borrowing capacity was $74,898,512. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2017, we were in compliance with all covenants.

On March 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500,000 secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500,000 were applied to our Wells Fargo line of credit. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the Wells Fargo line of credit.

On December 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000,000 obtained from Hartford were used to repay outstanding balances under the Wells Fargo line of credit, thereby releasing Commerce Corner from the Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years and no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is being reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and is scheduled to end in December 2018. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of June 30, 2017, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the six months ended June 30, 2017, we reimbursed RREEF America for $457,785 of Deferred O&O, and we have made total reimbursements to RREEF America of $3,224,729 against the Deferred O&O through June 30, 2017.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2017, we owed $96,173 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. Our advisor agreed to incur these expense payments until the earlier of (1) the date we surpassed $200,000,000 in aggregate gross proceeds from our offering or (2) the date the aggregate expense payments by our advisor exceed $9,200,000. As of December 31, 2015, our advisor had incurred $9,200,000 in expense payments. While we received expense support, we continued to incur and pay certain fees and property level expenses, including acquisition-related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2017, our total operating expenses (as defined in our charter) were $3,080,474, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. Additionally, our advisor will allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of June 30, 2017 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2017 and 2016 was $2,094,157 and $2,344,915, respectively. This decrease is due to deferred leasing cost payments of $1,056,000 to Dick's Sporting Goods, Inc. in connection with its lease at Terra Nova Plaza. The payments represent reimbursements for improvements Dick's Sporting Goods, Inc. made to the space. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows. Increasing the cash flow from operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was additional operating cash flow from Allied Drive acquired in September 2016 as well as higher cash rents resulting from new or renewed leases at higher rental rates or contractual rental rate increases. The operating cash flow increases were partially offset by decreases due to higher debt service costs as a result of higher debt balances and higher interest rates on the property specific loans. Interest expense was approximately $600,000 greater for the six months ended June 30, 2017 than the six months ended June 30, 2016.

Cash flow used in investing activities during the six months ended June 30, 2017 and 2016 was $167,416 and $314,909, respectively. During 2017, we spent $86,756 on real estate improvements. The 2016 period saw a net addition into our real estate securities portfolio of approximately $315,000 through sales and reinvestments, while the 2017 period saw a net increase in real estate security investments of approximately $81,000.

Cash flow provided by financing activities was $218,192 for the six months ended June 30, 2017. We received proceeds of $7,071,574 in our offerings. Cash distributions to stockholders paid during the six months ended June 30, 2017 were $2,514,534. Of the total distributions declared for the six months ended June 30, 2017, $1,060,152 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2017 that resulted in payments by us of $2,106,088, after deductions for any applicable 2% short-term trading discounts. Lastly, we repaid $1,750,000 of our outstanding balance on our Wells Fargo line of credit.

For the six months ended June 30, 2016, cash flow used in financing activities was $1,490,663. We received proceeds of $21,156,682 in our offering. We paid $2,310,673 in offering costs inclusive of reimbursements to our advisor. We borrowed $2,700,000 from our Wells Fargo line of credit to fund redemptions. We originated a property specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offering to repay $28,000,000 outstanding under the Wells Fargo line of credit agreement. In connection with the Nationwide loan, we paid $159,500 in financing costs. Cash distributions to stockholders paid during the six months ended June 30, 2016 were $2,110,235. Of the total distributions declared for the six months ended June 30, 2016, $864,285 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2016 that resulted in payments by us of $8,131,222, after deductions for any applicable 2% short term trading discounts.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended
	March 31, 2017	June 30, 2017	June 30, 2017
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207
Distributions paid or payable in cash	$716,755	$742,522	$1,459,277
Distributions reinvested	518,614	541,538	1,060,152
Distributions declared	$1,235,369	$1,284,060	$2,519,429

Net Cash Provided by Operating Activities:	$1,257,312	$836,845	$2,094,157

Funds From Operations:	$1,625,824	$1,463,574	$3,089,398

For the six months ended June 30, 2017, we made payments of $1,056,000 to Dick's Sporting Goods, Inc. in accordance with its lease at Terra Nova Plaza to reimburse it for certain improvements it made to the space prior to opening its store. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows, thereby reducing our cash flow from operations during the period. As a result, for the six months ended June 30, 2017, our distributions were covered 83.1% by cash flow from operations and 16.9% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the most recent report on Form 10-Q. For the six months ended June 30, 2017, we had no significant changes to our critical accounting policies.

Certain Accounting Pronouncements Effective in the Future

We refer you to Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements for a discussion of the potential impact on us from certain accounting pronouncements that become effective in the future.

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

Off Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2017, we had $63,450,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.1%, representing approximately a 44.6% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $317,250 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2017, we owned marketable securities with a value of $8,781,071. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2017 would result in a change of $878,107 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2017, there were no material pending legal proceedings.
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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended June 30, 2017. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2017	Shares	Weighted Average Share Price
Class A	59,342	$13.32
Class I	24,673	13.40

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended June 30, 2017. As of June 30, 2017, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2017	19,493	$13.35	19,493	(1)
May 1 - May 31, 2017	49,664	$13.34	49,664	(1)
June 1 - June 30, 2017	14,858	$13.37	14,858	(1)
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

Date: August 11, 2017

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