Form 10-Q
period 2017-09-30
RREEF Property Trust, Inc.
filed 2017-11-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 8, 2017, the registrant had 3,690,317 shares of Class A common stock, $.01 par value, outstanding, 4,236,482 shares of Class I common stock, $.01 par value, outstanding, 51,267 shares of Class T common stock, $.01 par value, outstanding, and no shares of Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $10,411,016 and $7,224,763, respectively	93,106,965	96,237,173
Furniture, fixtures and equipment, less accumulated depreciation of $192,470 and $124,752, respectively	266,252	270,260
Acquired intangible lease assets, less accumulated amortization of $14,567,142 and $11,703,672, respectively	22,228,192	25,091,662
Total investment in real estate assets, net	152,840,021	158,837,707
Investment in marketable securities	9,805,875	8,609,212
Total investment in real estate assets and marketable securities, net	162,645,896	167,446,919
Cash and cash equivalents	2,439,900	1,493,256
Receivables, net of allowance for doubtful accounts of $17,591 and $1,133, respectively	2,331,274	1,857,590
Deferred leasing costs, net of amortization of $158,651 and $47,159, respectively	1,872,484	1,872,817
Prepaid and other assets	1,561,021	1,518,865
Total assets	$170,850,575	$174,189,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$64,310,016	$64,677,532
Mortgage loans payable, net	27,245,600	27,219,106
Accounts payable and accrued expenses	1,216,262	2,409,307
Due to affiliates	4,469,259	4,844,917
Note to affiliate, net of unamortized discount of $1,545,600 and $1,652,108, respectively	7,404,400	7,297,892
Acquired below market lease intangibles, less accumulated amortization of $2,918,015 and $2,623,139, respectively	5,765,740	6,060,616
Distributions payable	248,375	239,897
Other liabilities	1,130,826	1,168,665
Total liabilities	111,790,478	113,917,932
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,684,816 and 3,646,919 issued and outstanding, respectively	36,848	36,469
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 4,181,651 and 3,780,836 issued and outstanding, respectively	41,816	37,809
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 37,675 and 4,043 issued and outstanding, respectively	377	40
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	84,574,878	79,994,729
Deficit	(26,101,787)	(20,302,983)
Accumulated other comprehensive income	507,965	505,451
Total stockholders' equity	59,060,097	60,271,515
Total liabilities and stockholders' equity	$170,850,575	$174,189,447
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental and other property income	$3,819,417	$4,811,868	$11,400,901	$11,310,771
Tenant reimbursement income	540,528	298,642	1,608,351	938,783
Investment income on marketable securities	84,836	100,314	205,692	364,643
Total revenues	4,444,781	5,210,824	13,214,944	12,614,197
Expenses
General and administrative expenses	407,787	484,966	1,272,533	1,594,622
Property operating expenses	1,446,432	1,196,943	4,093,912	3,760,305
Advisory fees	623,670	445,066	1,128,071	869,794
Acquisition related expenses	—	158,762	—	158,762
Depreciation	1,085,483	920,562	3,253,971	2,740,942
Amortization	933,854	2,946,851	2,794,203	5,860,724
Total operating expenses	4,497,226	6,153,150	12,542,690	14,985,149
Operating (loss) income	(52,445)	(942,326)	672,254	(2,370,952)
Interest expense	(910,512)	(541,561)	(2,622,446)	(1,657,922)
Net realized (loss) gain on sale of marketable securities	(25,389)	243,689	22,407	372,736
Net loss	$(988,346)	$(1,240,198)	$(1,927,785)	$(3,656,138)

Basic and diluted net loss per share of Class A common stock	$(0.12)	$(0.17)	$(0.24)	$(0.54)
Basic and diluted net loss per share of Class I common stock	$(0.13)	$(0.18)	$(0.26)	$(0.55)
Basic and diluted net loss per share of Class T common stock	$(0.10)	$(0.22)	$(0.22)	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(988,346)	$(1,240,198)	$(1,927,785)	$(3,656,138)
Other comprehensive (loss) income:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized gain (loss)	25,389	(243,689)	(22,407)	(372,736)
Unrealized (loss) gain on marketable securities	(37,393)	(342,239)	24,921	321,914
Total other comprehensive (loss) income	(12,004)	(585,928)	2,514	(50,822)
Comprehensive loss	$(1,000,350)	$(1,826,126)	$(1,925,271)	$(3,706,960)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
Issuance of common stock	—	—	147,071	1,471	591,874	5,919	37,658	377	—	—	—	—	10,527,048	—	—	10,534,815
Issuance of common stock through the distribution reinvestment plan	—	—	71,022	710	50,749	506	17	—	—	—	—	—	1,637,540	—	—	1,638,756
Redemption of common stock	—	—	(180,196)	(1,802)	(241,808)	(2,418)	(4,043)	(40)	—	—	—	—	(5,746,912)	—	—	(5,751,172)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,871,019)	—	(3,871,019)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(386,723)	—	—	(386,723)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,450,804)	—	—	(1,450,804)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,927,785)	2,514	(1,925,271)
Balance, September 30, 2017	—	$—	3,684,816	$36,848	4,181,651	$41,816	37,675	$377	—	$—	—	$—	$84,574,878	$(26,101,787)	$507,965	$59,060,097

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,927,785)	$(3,656,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,253,971	2,740,942
Net realized gain on sale of marketable securities	(22,407)	(372,736)
Amortization of intangible lease assets and liabilities	2,680,086	4,110,016
Amortization of deferred financing costs	358,978	257,159
Allowance for doubtful accounts	16,458	27,726
Straight line rent	(450,710)	(210,205)
Amortization of discount on note to affiliate	106,508	174,610
Changes in assets and liabilities:
Receivables	77,291	49,593
Deferred leasing costs	(93,211)	(156,475)
Prepaid and other assets	(32,156)	(152,468)
Accounts payable and accrued expenses	(1,164,539)	706,810
Other liabilities	(31,977)	(156,867)
Due to affiliates	87,094	342,288
Net cash provided by operating activities	2,857,601	3,704,255
Cash flows from investing activities:
Investment in real estate and related assets	—	(33,761,415)
Improvements to real estate assets	(119,755)	(74,935)
Investment in marketable securities	(12,161,827)	(9,456,559)
Proceeds from sale of marketable securities	10,997,483	10,355,353
Net cash used in investing activities	(1,284,099)	(32,937,556)
Cash flows from financing activities:
Proceeds from line of credit	3,250,000	36,100,000
Proceeds from mortgage loans payable	—	14,500,000
Repayments of line of credit	(3,950,000)	(28,000,000)
Proceeds from issuance of common stock	10,353,815	23,050,771
Payment of offering costs	(2,305,716)	(4,178,368)
Repayment of note to affiliate	—	(250,000)
Distributions to investors	(3,862,541)	(3,277,931)
Redemption of common stock	(5,751,172)	(9,460,625)
Common stock issued through the distribution reinvestment plan	1,638,756	1,368,305
Deferred financing costs	—	(322,007)
Net cash (used in) provided by financing activities	(626,858)	29,530,145
Net increase in cash and cash equivalents	946,644	296,844
Cash and cash equivalents, beginning of period	1,493,256	1,936,870
Cash and cash equivalents, end of period	$2,439,900	$2,233,714

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2017	2016
Distributions declared and unpaid	$248,375	$218,600
Unrealized gain/(loss) on marketable securities	2,514	(50,822)
Purchases of marketable securities not yet paid	60,460	786,477
Proceeds from sale of marketable securities not yet received	30,480	65,643
Proceeds from issuance of common stock not yet received	189,575	—
Discount on note to affiliate	—	1,861,880
Accrued offering costs not yet paid	907,648	687,257

Supplemental Cash Flow Disclosures:
Interest paid	$2,091,318	$1,164,346

In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$34,000,000
Prepaid and other assets assumed	—	(7,055)
Other liabilities assumed	—	(231,530)
Investment in real estate and related assets	$—	$33,761,415

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
September 30, 2017
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2017. The interim financial data as of September 30, 2017 and for the nine months ended September 30, 2017 and 2016 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2017 and December 31, 2016, the Company has accrued $2,349,798 and $2,352,711, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 7), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. From the Company’s inception through September 30, 2017, the Company has not issued any participating securities.

Concentration of Credit Risk

As of September 30, 2017 and December 31, 2016, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2017 and 2016, the Company owned four office properties, two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and nine months ended September 30, 2017 and 2016 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Flats at Carrs Hill, Athens, GA	17.7%	17.4%
Loudoun Gateway, Sterling, VA	16.7%	17.3%
Allied Drive, Dedham, MA	15.7%	16.2%
Terra Nova Plaza, Chula Vista, CA	13.0%	12.5%
Anaheim Hills Office Plaza, Anaheim, CA	12.9%	12.6%
Commerce Corner, Logan Township, NJ	10.6%	10.4%
Total	86.6%	86.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Orbital ATK Inc. - Loudoun Gateway	16.7%	17.3%
New England Baptist Hospital - Allied Drive	13.4%	13.7%
Total	30.1%	31.0%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Terra Nova Plaza, Chula Vista, CA	42.4%	26.0%
Loudoun Gateway, Sterling VA	13.7%	18.4%
Flats at Carrs Hill, Athens GA	13.7%	17.3%
Anaheim Hills Office Plaza, Anaheim CA	10.4%	13.0%
Commerce Corner, Logan Township, NJ	8.4%	10.7%
Total	88.6%	85.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
The Sports Authority, Inc - Terra Nova Plaza [1]	37.1%	19.2%
Orbital ATK Inc. -Loudoun Gateway	13.7%	18.4%
Total	50.8%	37.6%
1 On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy. On June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, the Company entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. In connection therewith, all outstanding receivables related to The Sports Authority, Inc., including $315,548 of accounts receivable and $228,208 of deferred rent receivable which were previously reserved, were fully written off. In addition, the Company also fully amortized the remaining acquired intangible lease assets and acquired below market lease intangible related to The Sports Authority, Inc. lease, the effect of which added approximately $1,898,000 to amortization expense and approximately $1,499,000 to rental and other property income on the Company's consolidated statement of operations for the three and nine months ended September 30, 2016. The additional acquired below market lease revenue of $1,499,000is included in the concentration tables above.

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2017 and 2016 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	September 30, 2017	September 30, 2016
Orbital ATK Inc. - Loudoun Gateway	18.7%	19.7%
New England Baptist Hospital - Allied Drive	10.7%	11.7%
Total	29.4%	31.4%

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Since the Company's inception, it has accounted for its investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective on January 1, 2018. Upon adoption, the Company will be required to record the amount of net unrealized gain or loss on its investments in marketable securities as of December 31, 2017 in earnings via a cumulative effect adjustment.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to the Company in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as the Company's note to affiliate on its consolidated balance sheet as of September 30, 2017. During the year ended December 31, 2016, the Company made one payment of $250,000 to its advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, would be included in cash flows from operating activities. Under current GAAP, the entire payment of $250,000 was reported as a financing activity. ASU 2016-15 will become effective on January 1, 2018. Upon adoption, ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. Aside from the reclassification related to the aforementioned payment to RREEF America under the note to affiliate, the Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the current implementation guidance, real estate has broadly been interpreted to be a business, which requires, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the balance sheet. ASU 2017-01 is effective on January 1, 2018. Adoption of ASU 2017-01 is not expected to have an impact on the Company's consolidated financial statements, but may affect transactions in real estate that occur after adoption.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Common area maintenance reimbursements within a real estate lease under ASU 2016-02 are considered a non-lease component and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, based on recent interpretations, for real estate leases in place at the date of adoption of ASU 2016-02, common area maintenance reimbursements will continue to be accounted for under the current guidance of ASC Topic 840 until such leases expire or are amended. Accordingly, only real estate leases entered into after the date of adoption of ASU 2016-02 would require an evaluation of the common area maintenance reimbursements as non-lease components under ASU 2014-09. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2017, the Company is not a lessee under any lease contracts. As of September 30, 2017, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02 when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

Correction of Immaterial Error

During 2017, the Company identified an immaterial presentation and disclosure error related to net loss per share.  Previously, the Company had not been applying the two-class method for reporting net loss per share.  The Company has determined that reporting net loss per share under the two-class method is appropriate.  The net loss per share disclosed on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 has been presented using the two-class method for each class of common stock which had shares outstanding for the periods presented.  The net loss per share for the three and nine months ended September 30, 2016 were previously calculated without the use of the two-class method and were reported as net losses per share of $0.18 and $0.54, respectively, for all classes of outstanding shares combined. Note 9 within this quarterly report on Form 10-Q discloses the application of the two-class method, including the calculation of net loss per share for each class of common stock which had shares outstanding during the relevant periods.

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
September 30, 2017
(Unaudited)

measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $64,500,000 and $65,200,000 at September 30, 2017 and December 31, 2016, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $26,652,137 and $25,942,141 as of September 30, 2017 and December 31, 2016, respectively.
The fair value of the Company's note to affiliate is determined using Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 as of September 30, 2017 and December 31, 2016.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate property during the nine months ended September 30, 2017 and one real estate property during the three and nine months ended September 30, 2016. The Company's rental and other property income for the three and nine months ended September 30, 2017 and 2016 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental revenue	$3,714,023	$3,084,073	$10,836,073	$9,121,649
Straight line revenue	67,638	149,178	450,710	438,413
Above- and below-market lease amortization, net	63,878	1,578,617	191,634	1,750,709
Lease incentive amortization	(26,122)	—	(77,516)	—
Rental and other property income	$3,819,417	$4,811,868	$11,400,901	$11,310,771

On September 27, 2016, the Company acquired Allied Drive, a two-story, 64,127 square foot medical office building located in Dedham, Massachusetts. The purchase price for this acquisition was $34,000,000, exclusive of closing costs. The Company funded the acquisition with cash on hand and by borrowing $32,400,000 from the Company's line of credit with Wells Fargo Bank. Of the $32,400,000 borrowed, $13,136,600 was from existing borrowing capacity on previously acquired properties, and $19,263,400 was allocated to Allied Drive.

All leases at the Company's properties have been classified as operating leases. The Company allocated the purchase price of the Company's properties acquired during the nine months ended September 30, 2016 as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

2016 Acquisition
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

NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of September 30, 2017 and December 31, 2016, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of September 30, 2017 and December 31, 2016 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	September 30, 2017	December 31, 2016
Marketable securities—cost	$9,297,910	$8,103,761
Unrealized gains	656,128	652,417
Unrealized losses	(148,163)	(146,966)
Net unrealized gain	507,965	505,451
Marketable securities—fair value	$9,805,875	$8,609,212

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2017 and 2016, marketable securities sold generated proceeds of $3,030,317 and $4,548,731, respectively, resulting in gross realized gains of $110,632 and $405,650, respectively, and gross realized losses of $136,021 and $161,961, respectively. During the nine months ended September 30, 2017 and 2016, marketable securities sold generated proceeds of $10,943,630 and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

$10,403,385, respectively, resulting in gross realized gains of $480,574 and $808,071, respectively, and gross realized losses of $458,167 and $435,335, respectively.

NOTE 6 — NOTES PAYABLE
Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. Each one-year extension is exercisable between 45 and 120 days prior to the then scheduled maturity. Subject to then current market conditions, the Company plans to extend the line of credit prior to the maturity date using available cash flow to meet the requirements for extension. The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Wells Fargo Line of Credit being syndicated. As of September 30, 2017 and December 31, 2016, the outstanding balance was $64,500,000 and $65,200,000, respectively, and the weighted average interest rate was 2.93% and 2.40%, respectively.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2017 and December 31, 2016, the Company's maximum borrowing capacity was $80,357,195 and $65,800,970, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of September 30, 2017 and December 31, 2016.

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
September 30, 2017
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

The following is a reconciliation of the carrying amount of the of the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Line of credit	$64,500,000	$65,200,000
Deduct: Deferred financing costs, less accumulated amortization	(189,984)	(522,468)
Line of credit, net	$64,310,016	$64,677,532

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(254,400)	(280,894)
Mortgage loans payable, net	$27,245,600	$27,219,106

NOTE 7 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 20, 2019. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee split between two components as described below.

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV of the outstanding shares of each class of common stock for such day. The fixed component of the advisory fee is payable monthly in arrears.

2.
The performance component is calculated for each class of common stock on the basis of the total return to stockholders and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return allocable to that class; provided, however, that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of September 30, 2017 and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of December 31, 2017 to be sufficiently probable to warrant recognition of the calculated performance component as of September 30, 2017 in the Company's consolidated financial statements. The fixed component earned by RREEF America, and the calculated performance component, for the three and nine months ended September 30, 2017 and 2016, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed component	$270,369	$233,596	$774,770	$658,324
Performance component	353,301	211,470	353,301	211,470
	$623,670	$445,066	$1,128,071	$869,794

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

For the three months ended September 30, 2017 and 2016, RREEF America incurred $63,329 and $55,836 of reimbursable operating expenses, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2017 and 2016, RREEF America incurred $204,819 and $215,763 of reimbursable operating expenses, respectively, that were subject to the terms and conditions of the Advisory Agreement. As of September 30, 2017 and December 31, 2016, the Company had a payable to RREEF America of $76,210 and $72,200, respectively, of operating expenses reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended September 30, 2017 and 2016, the Company reimbursed RREEF America $232,686 and $232,686, respectively. For the nine months ended September 30, 2017 and 2016, the Company reimbursed RREEF America $690,473 and $693,001, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

The amount of Deferred O&O payable to RREEF America is shown below.

	September 30, 2017	December 31, 2016
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(3,457,416)	(2,766,943)
Remaining Deferred O&O reimbursable to RREEF America	$1,160,902	$1,851,375

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended September 30, 2017 and 2016, the Company amortized $35,675 and $34,992, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2017 and 2016, the Company amortized $106,508 and $174,610, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with Deutsche AM Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of September 30, 2017 and December 31, 2016, the Company has accrued $62,943 and $60,514, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,349,798 and $2,352,711, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. We also pay the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the three and nine months ended September 30, 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $41,466 and $76,700, respectively. For the three months ended September 30, 2016, which were the first three months of the engagement of the Dealer Manager, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $3,641.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three and nine months ended September 30, 2017, the Dealer Manager incurred $80,000 and $228,203, respectively, in such costs on behalf of the Company. For the three months ended September 30, 2016, which were the first three months of the engagement of the Dealer Manager, the Dealer Manager incurred $96,235 in such costs on behalf of the Company. As of September 30, 2017 and December 31, 2016, the Company had payable to the Dealer Manager $378,335 and $150,132, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

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

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, September 30, 2017 and December 31, 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,517,149 and $2,010,409 of estimated accrued Trailing Fees payable in the future as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, in the Follow-On Public Offering, the Company had raised $19,461,166 in gross proceeds and incurred total organization and offering costs of $2,807,881, including estimated accrued Trailing Fees payable in the future of $832,649.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2017, total operating expenses of the Company were $3,166,863 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2017 and December 31, 2016, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

	September 30, 2017	December 31, 2016
Deferred O&O	$1,160,902	$1,851,375
Reimbursable under the advisory agreement	76,210	72,200
Reimbursable under Dealer Manager Agreement	378,335	150,132
Advisory fees	441,071	357,985
Accrued Trailing Fees	2,412,741	2,413,225
Due to affiliates	$4,469,259	$4,844,917

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,545,600)	(1,652,108)
Note to Affiliate, net of unamortized discount	$7,404,400	$7,297,892

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
September 30, 2017
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

During the three and nine months ended September 30, 2017 and 2016, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the Wells Fargo Line of Credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2017	Shares	Weighted Average Share Price	Amount
Class A	89,747	$13.48	$1,209,895
Class I	179,284	13.59	2,435,188
Class T	—	—	—

Nine Months Ended September 30, 2017	Shares		Weighted Average Share Price	Amount
Class A	180,196		$13.40	$2,414,334
Class I	241,808		13.54	3,275,020
Class T	4,043	*	15.29	61,818
* Repurchased in private transactions.

Three Months Ended September 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	66,024	$13.11	$865,575
Class I	35,247	13.19	464,908
Class T	—	—	—

Nine Months Ended September 30, 2016	Shares	Weighted Average Share Price	Amount
Class A	653,648	$12.90	$8,432,059
Class I	78,535	13.13	1,031,165
Class T	—	—	—

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

NOTE 9 - NET LOSS PER SHARE

The Company computes net earnings or loss per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 7) which may impact the net earnings or loss of each class of common stock differently. The calculated performance component for the three and nine months ended September 30, 2017 and 2016, and the impact on each class of common stock, are shown below. In periods where no performance component of the advisory fee is recognized in the Company’s

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

	Three Months Ended September 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(294,674)	$(339,812)	$(559)
Allocation of performance fees	(132,219)	(220,958)	(124)
Total Numerator	$(426,893)	$(560,770)	$(683)
Denominator - weighted average number of common shares outstanding	3,677,266	4,240,550	6,982
Basic and diluted net loss per share:	$(0.12)	$(0.13)	$(0.10)

	Nine Months Ended September 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(750,645)	$(822,413)	$(1,426)
Allocation of performance fees	(132,219)	(220,958)	(124)
Total Numerator	$(882,864)	$(1,043,371)	$(1,550)
Denominator - weighted average number of common shares outstanding	3,675,618	4,027,040	6,982
Basic and diluted net loss per share:	$(0.24)	$(0.26)	$(0.22)

	Three Months Ended September 30, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(530,578)	$(497,560)	$(590)
Allocation of performance fees	(83,960)	(127,195)	(315)
Total Numerator	$(614,538)	$(624,755)	$(905)
Denominator - weighted average number of common shares outstanding	3,634,486	3,408,307	4,043
Basic and diluted net loss per share:	$(0.17)	$(0.18)	$(0.22)

	Nine Months Ended September 30, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,772,635)	$(1,669,977)	$(2,056)
Allocation of performance fees	(83,960)	(127,195)	(315)
Total Numerator	$(1,856,595)	$(1,797,172)	$(2,371)
Denominator - weighted average number of common shares outstanding	3,462,769	3,262,233	4,016
Basic and diluted net loss per share:	$(0.54)	$(0.55)	$(0.59)

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
September 30, 2017
(Unaudited)

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
Shown below are details of the Company's distributions for each of the first three quarters of 2017 and 2016 and for the nine months ended September 30, 2017 and 2016.

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445
Distributions paid or payable in cash	$716,755	$742,522	$772,986	$2,232,263
Distributions reinvested	518,614	541,538	578,604	1,638,756
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$3,871,019
Class A Shares issued upon reinvestment	23,567	23,806	23,649	71,022
Class I Shares issued upon reinvestment	15,152	16,611	18,986	50,749
Class T Shares issued upon reinvestment	—	—	17	17

	Three Months Ended			Nine Months Ended September 30, 2016
	March 31, 2016	June 30, 2016	September 30, 2016
Declared daily distribution rate, before adjustment for class-specific fees	$0.00179534	$0.00177203	$0.00181182
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$1,935,791
Distributions reinvested	407,009	457,276	504,020	1,368,305
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$3,304,096
Class A Shares issued upon reinvestment	18,860	21,726	24,151	64,737
Class I Shares issued upon reinvestment	12,476	13,284	14,159	39,919
Class T Shares issued upon reinvestment	—	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

Shown below are details by share class of the Company's distributions for each of the first three quarters of 2017 and 2016 and for the nine months ended September 30, 2017 and 2016.

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
Class A	$572,184	$584,416	$594,252	$1,750,852
Class I	662,918	699,644	756,964	2,119,526
Class T	267	—	374	641
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$3,871,019

	Three Months Ended			Nine Months Ended September 30, 2016
	March 31, 2016	June 30, 2016	September 30, 2016
Class A	$514,436	$527,591	$576,747	$1,618,774
Class I	526,378	560,470	597,120	1,683,968
Class T	108	609	637	1,354
Distributions declared	$1,040,922	1,088,670	1,174,504	$3,304,096

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

NOTE 12 — SEGMENT INFORMATION

For the nine months ended September 30, 2017 and 2016, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2017 and December 31, 2016 and net loss for the three and nine months ended September 30, 2017 and 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2017	$152,840,021	$9,805,875	$162,645,896

Reconciliation to total assets of September 30, 2017
Carrying value per reportable segments			$162,645,896
Corporate level assets			8,204,679
Total assets			$170,850,575

Carrying value as of December 31, 2016	$158,837,707	$8,609,212	$167,446,919

Reconciliation to total assets of December 31, 2016
Carrying value per reportable segments			$167,446,919
Corporate level assets			6,742,528
Total assets			$174,189,447

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

Three Months Ended September 30, 2017	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$3,819,417	$—	$3,819,417
Tenant reimbursement income	540,528	—	540,528
Investment income on marketable securities	—	84,836	84,836
Total revenues	4,359,945	84,836	4,444,781
Operating expenses
Property operating expenses	1,446,432	—	1,446,432
Total segment operating expenses	1,446,432	—	1,446,432
Operating income - segments	$2,913,513	$84,836	$2,998,349

Three Months Ending September 30, 2016
Revenues
Rental and other property income	$4,811,868	$—	$4,811,868
Tenant reimbursement income	298,642	—	298,642
Investment income on marketable securities	—	100,314	100,314
Total revenues	5,110,510	100,314	5,210,824
Operating expenses
Property operating expenses	1,196,943	—	1,196,943
Total segment operating expenses	1,196,943	—	1,196,943
Operating income - Segments	$3,913,567	$100,314	$4,013,881

		Three Months Ended September 30,
Reconciliation to net loss		2017	2016
Operating income - segments		$2,998,349	$4,013,881
General and administrative expenses		(407,787)	(484,966)
Advisory expenses		(623,670)	(445,066)
Acquisition related expenses		—	(158,762)
Depreciation		(1,085,483)	(920,562)
Amortization		(933,854)	(2,946,851)
Operating loss		(52,445)	(942,326)
Interest expense		(910,512)	(541,561)
Net realized gain (loss) upon sale of marketable securities		(25,389)	243,689
Net loss		$(988,346)	$(1,240,198)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

Nine Months Ended September 30, 2017	Real Estate Properties	Real Estate Equity Securities	Total
Revenues
Rental and other property income	$11,400,901	$—	$11,400,901
Tenant reimbursement income	1,608,351	—	1,608,351
Investment income on marketable securities	—	205,692	205,692
Total revenues	13,009,252	205,692	13,214,944
Operating expenses
Property operating expenses	4,093,912	—	4,093,912
Total segment operating expenses	4,093,912	—	4,093,912
Operating income - Segments	$8,915,340	$205,692	$9,121,032

Nine Months Ended September 30, 2016
Revenues
Rental and other property income	$11,310,771	$—	$11,310,771
Tenant reimbursement income	938,783	—	938,783
Investment income on marketable securities	—	364,643	364,643
Total revenues	12,249,554	364,643	12,614,197
Operating expenses
Property operating expenses	3,760,305	—	3,760,305
Total segment operating expenses	3,760,305	—	3,760,305
Operating income - Segments	$8,489,249	$364,643	$8,853,892

		Nine Months Ended September 30,
Reconciliation to net loss		2017	2016
Operating income - segments		$9,121,032	$8,853,892
General and administrative expenses		(1,272,533)	(1,594,622)
Advisory expenses		(1,128,071)	(869,794)
Acquisition related expenses		—	(158,762)
Depreciation		(3,253,971)	(2,740,942)
Amortization		(2,794,203)	(5,860,724)
Operating loss		672,254	(2,370,952)
Interest expense		(2,622,446)	(1,657,922)
Net realized gain upon sale of marketable securities		22,407	372,736
Net loss		$(1,927,785)	$(3,656,138)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2017
(Unaudited)

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

NOTE 15 — SUBSEQUENT EVENTS

On October 3, 2017, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00186845 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from October 1, 2017 through December 31, 2017. As of October 1, 2017, there were no Class D Shares or Class N Shares outstanding.

On November 9, 2017, the board of directors of the Company, including a majority of the independent directors, approved the renewal of the Advisory Agreement by and among the Company, the Operating Partnership and RREEF America effective as of January 20, 2018 for an additional one-year term expiring January 20, 2019. The terms of the Advisory Agreement otherwise remain unchanged.

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
Portfolio Information

Real Estate Portfolio

As of September 30, 2017, our real estate portfolio was comprised of eight properties diversified across geography and sector. Details of the properties acquired since January 1, 2016 are shown below.

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

Excluding The Flats at Carrs Hill, our multifamily property, as of September 30, 2017, our weighted average remaining lease term was 6.4 years. The following table represents certain additional information about the properties we owned as of September 30, 2017:

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

(1) Occupancy is based on executed leases as of September 30, 2017.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of September 30, 2017, our real estate equity securities portfolio consisted of publicly-traded common stock of 38 REITs with a value of $9,805,875. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2017:

As of September 30, 2017, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Welltower, Inc.	6.1%
Equinix, Inc.	5.9
Alexandria Real Estate Equities, Inc.	5.0
Simon Property Group, Inc.	4.5
Camden Property Trust	4.2
Duke Realty Corporation	4.1
Boston Properties, Inc.	3.9
CoreSite Realty Corporation	3.5
Ventas, Inc.	3.5
Equity Residential	3.4
Total	44.1%

Market Outlook

United States real estate has entered a new phase of its market cycle. After six years of double-digit performance, total returns to unlevered core real estate, represented by the NCREIF Property Index ("NPI"), slipped to 8% in 2015 and to 6.9% for the trailing four quarters ended September 30, 2017. Rather than lament the slowdown, we believe that it should be welcomed: double-digit returns were unsustainable and, if they had persisted much longer, might have created imbalances - such as excessively low cap rates or a building boom - that could have threatened the market’s longer-term stability. Moreover, we believe that this needed reset has largely run its course and that returns are poised to stabilize near current levels.

We believe the recent deceleration can be attributed to three factors. First, we believe fundamentals softened. To be sure, on a national, cross-sector basis, published reports from NCREIF and CBRE indicate vacancy rates remained near 15-year lows and rents continued to outpace inflation. However, based on NCREIF data, pockets of oversupply, primarily in the apartment sector but also in a handful of office markets (i.e., Washington D.C., New York, and Houston), drove net operating income ("NOI") growth down from 8% in 2015 to just under 5% (year-over-year, trailing four quarters) in the third quarter of 2017. Second, in our view, regulatory pressure in the debt markets - including moral suasion on banks to rein in real estate lending and implementation of new CMBS risk retention rules - tempered access to mortgage credit. Third, we believe broader capital market forces weighed on investor appetite through several channels, including institutional portfolio rebalancing (when equities sold off in early 2016 amid an energy slump) and REIT dispositions (as their share prices responded to periodic interest-rate spikes).

While one or two quarters do not make a trend, we believe evidence is mounting that the real estate market has found a new normal. True, NPI total returns have slipped in 2017 on a year-over-year basis, but they were up sequentially from the beginning of the year. This mirrors an uptick in monthly pricing measures that took hold in April. Similarly, transaction volume was down 7% in the first three quarters of 2017 (year-over-year), but escalated in each consecutive quarter, as measured by Real Capital Analytics. And net flows to NCREIF ODCE funds were positive in the second quarter after two consecutive quarters of net outflows.

We believe that the recent firming reflects an easing and perhaps a partial reversal of some of the headwinds that cooled the market in 2016. NOI growth was broadly stable in the first three quarters of 2017. After a lull at the beginning of 2017, CMBS issuance jumped in the summer and fall and is on course to outpace its 2016 total ($70 billion) by year-end. According to Federal Reserve surveys, fewer banks are tightening lending conditions. Additionally, an equity market rally, coupled with tighter credit spreads, appears to have rekindled institutional and REIT investor appetite for real estate.

While we do not anticipate that real estate returns will revert to double-digit levels in this cycle, we believe that the outlook is upbeat for three reasons. First, the likelihood of a recession, which would undermine occupational demand for real estate, appears low. Second, construction seems to be peaking and could pull back amid increasing supply constraints. Third, although valuations are not cheap, they appear attractive relative to Treasuries and especially other risk assets such as corporate bonds. There are risks to this outlook, stemming primarily from the political domain as well as financial markets. We also believe that returns will eventually decelerate further due to recession, overbuilding, rising interest rates, or some combination thereof. But for now, we believe that the conditions are in place for unlevered core real estate returns to remain in the 6%-7% range for a while longer.

Results of Operations

We commenced operations on May 30, 2013 upon receipt of $10,000,000 in proceeds from our initial offering. On May 31, 2013, we acquired our first property and made our initial investments in real estate equity securities. Since inception on May 30, 2013, we acquired eight properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Nine Months Ended September 30, 2017 and 2016

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same store properties for the three and nine months ended September 30, 2017 and 2016. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2016, which for the three and nine months ended September 30, 2017 and 2016 is only Allied Drive. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
Property operating revenue	2017	2016	Change	2017	2016	Change
Contractual rental revenue and other property income - same store portfolio	$3,235,006	$3,063,482	$171,524	$9,387,021	$9,101,058	$285,963
Tenant reimbursement income - same store portfolio	340,170	298,642	41,528	965,624	938,783	26,841
Property operating revenue - same store portfolio	3,575,176	3,362,124	213,052	10,352,645	10,039,841	312,804
Property operating revenue - non-same store portfolio	679,375	20,591	658,784	2,091,779	20,591	2,071,188
Total property operating revenue	4,254,551	3,382,715	871,836	12,444,424	10,060,432	2,383,992

Property operating expenses
Same-store portfolio	1,184,936	1,169,013	15,923	3,318,084	3,531,406	(213,322)
Non-same-store portfolio	261,496	691	260,805	775,828	691	775,137
Total property operating expenses	1,446,432	1,169,704	276,728	4,093,912	3,532,097	561,815

Net operating income
Same-store portfolio	2,390,240	2,193,111	197,129	7,034,561	6,508,435	526,126
Non-same-store portfolio	417,879	19,900	397,979	1,315,951	19,900	1,296,051
Total net operating income	2,808,119	2,213,011	595,108	8,350,512	6,528,335	1,822,177

Adjustments to property operating revenue

Straight line income, net	67,638	149,178	(81,540)	450,710	438,413	12,297
Amortization of above- and below-market lease intangibles, net	63,878	1,578,617	(1,514,739)	191,634	1,750,709	(1,559,075)
Amortization of lease incentive	(26,122)	—	(26,122)	(77,516)	—	(77,516)
Adjustments to property operating expenses
Straight line rent bad debt reserves	—	(27,239)	27,239	—	(228,208)	228,208
Depreciation	(1,085,483)	(920,562)	(164,921)	(3,253,971)	(2,740,942)	(513,029)
Amortization	(933,854)	(2,946,851)	2,012,997	(2,794,203)	(5,860,724)	3,066,521
General and administrative expenses	(407,787)	(484,966)	77,179	(1,272,533)	(1,594,622)	322,089
Advisory fees	(623,670)	(445,066)	(178,604)	(1,128,071)	(869,794)	(258,277)
Acquisition related expenses	—	(158,762)	158,762	—	(158,762)	158,762
Interest expense	(910,512)	(541,561)	(368,951)	(2,622,446)	(1,657,922)	(964,524)

Marketable securities
Investment income on marketable securities	84,836	100,314	(15,478)	205,692	364,643	(158,951)
Net realized gain (loss) on marketable securities	(25,389)	243,689	(269,078)	22,407	372,736	(350,329)

Net loss	$(988,346)	$(1,240,198)	$251,852	$(1,927,785)	$(3,656,138)	$1,728,353

Property Operations

Our total same store net operating income for the three and nine months ended September 30, 2017 and 2016 reflects seven of the eight properties in the portfolio. Our three and nine months ended September 30, 2017 property operating revenue - same store portfolio increased from the same periods in 2016 primarily due to contractual base rent increases, higher rents at The Flats at Carrs Hills for the current school year compared to the prior school year, and higher rent for Dick's Sporting Goods, Inc. at Terra Nova Plaza compared to the previous tenant in the space. Most of our leases contain periodic rental rate increases, which cause a consistent increase in contractual rental revenues. The tenant reimbursement income - same store portfolio for the three and nine months ended September 30, 2017 was higher than the three and nine months ended September 30, 2016 due to higher operating expenses in 2017 being reimbursed by tenants at Terra Nova Plaza and Commerce Corner. Additionally, the increase for the nine month period of 2017 over 2016 was offset by tenant reimbursement income that was not paid by Dick's Sporting Goods, Inc. at Terra Nova Plaza as they began paying base rent and reimbursements in March 2017. Our three months ended September 30, 2017 property operating expenses - same store portfolio increased from the same period in 2016 primarily due to higher costs at The Flats at Carrs Hills for marketing as well as repairing and refreshing units in preparation for the new school year. This property expense increase was offset however, by lower bad debt expense in the 2017 period as the 2016 period experienced the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza. Our nine months ended September 30, 2017 property operating expenses - same store portfolio decreased from the same period in 2016. This property expense decrease was primarily driven by lower bad debt expense in the 2017 period as the 2016 period experienced the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza.

Our non-same store property operating revenues and operating expenses for the three and nine months ended September 30, 2017 relates to the September 27, 2016 acquisition of Allied Drive.

Straight Line Rents and Related Bad Debt Reserves

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual base rent paid in each period. The base rental revenue is comprised of two components - the contractual cash rent, if any, plus the straight line adjustment, representing the difference between the actual contractual cash rent for the period in question and the average contractual cash rent over the lease term (the straight line rent). The straight line rent for the three months ended September 30, 2017 decreased compared to the 2016 period and the nine months ended September 30, 2017 increased compared to the 2016 period. Both periods decreased due to increased contractual base rents for various leases resulting in a decrease in the straight line adjustments. For the nine months ended September 30, 2017, the decreased straight line rent component was more than offset by the free rent period for the Dick's Sporting Goods, Inc. lease and the Raytheon lease for January and February 2017. In addition, the 2016 period was negatively impacted by bad debt reserves recognized on the straight line rent receivable from The Sports Authority, Inc. as a result of its bankruptcy filing.

Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. During the three and nine months ended September 30, 2017, the net amount of above- and below-market lease amortization is lower than the three and nine months ended September 30, 2016 primarily due to the termination of The Sports Authority, Inc. lease in September 2016. In connection with the bankruptcy proceedings of The Sports Authority, Inc., on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. In September 2016, we executed a 10-year lease with Dick's Sporting Goods, Inc., which was subsequently approved by the bankruptcy court on September 26, 2016, at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. At such time, all remaining lease intangibles related to The Sports Authority, Inc. were fully amortized through the lease termination date, resulting in approximately $1,499,000 of below-market lease intangibles being fully amortized. The 2017 periods additionally include amortization of the lease incentive which relates to the Dick's Sporting Goods, Inc. lease that replaced The Sports Authority, Inc. lease in September 2016.

Depreciation and Amortization

The depreciation on properties increased in 2017 as a result of the acquisition of Allied Drive in September 2016. The amortization on properties decreased in 2017 compared to the 2016 period due to termination or expiration of certain acquired leases, namely The Sports Authority, Inc. lease, the original acquired Raytheon lease and at The Flats at Carrs Hill where all the acquired leases expired at the end of the school year in July 2016. The termination of The Sports Authority, Inc. lease contributed $1,898,000 in amortization expense due to the full amortization of the acquired intangible lease assets.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the three and nine months ended September 30, 2017 decreased from the same periods in 2016 primarily due to lower tax, audit and legal costs due to less activity requiring such external assistance in 2017. In addition, professional fees in 2017 are lower primarily due to less consulting fees. These decreases were slightly offset by higher appraisal and taxes during 2017. In addition, the amount for the nine months ended September 30, 2017 period is less than the amount for the nine months ended September 30, 2016 due to the reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. See more detail below under "Liquidity and Capital Resources--Limits on Expense Reimbursement."

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and nine months ended September 30, 2017 and 2016, the advisory fee was comprised of the fixed and performance components. The fixed component of the advisory fee was higher in the 2017 periods compared to the 2016 periods which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2017 and 2016, the total return of each share class exceeded the required 6% per annum hurdle applied on a pro rated basis. In accordance with GAAP, at each interim period end, we consider the estimated performance component that is probable to be due to our advisor as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition. We accrued a performance component of $353,301 and $211,470 for the three and nine months ended September 30, 2017 and 2016, respectively.

Acquisition Related Expenses

The decrease in acquisition related expenses in the three and nine months ended September 30, 2017 compared to the same periods in 2016 was due to the acquisition of Allied Drive in 2016. We expect our acquisition related expenses to increase in future periods because we anticipate acquiring additional properties.

Interest Expense

The increase in interest expense in the three and nine months ended September 30, 2017 over the same periods in 2016 was primarily due to greater weighted average outstanding aggregate loan balances and higher interest rates in the 2017 periods. The weighted average outstanding aggregate loan balances were $91,980,000 and $66,047,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the 2017 periods as compared to the 2016 periods as we acquired Allied Drive in September 2016. The increase in interest rates in the 2017 periods is primarily due to the two property specific loans we originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. In both cases, the property was released from the line of credit and the proceeds of the new loan were applied to reduce the outstanding balance on the line of credit. Interest expense is greater from these property specific loans as the interest rates are slightly higher than the interest rate on the Wells Fargo line of credit. In addition, 1-month LIBOR rate increased approximately 75 basis points in the past 12 months which increased the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.04% and 2.41% for the nine months ended September 30, 2017 and nine months ended September 30, 2016, respectively. In addition, there is additional amortization of financing costs associated with these fixed rate property specific loans, further contributing to the higher interest expense for the three and nine months ended September 30, 2017. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The decrease in investment income for the three and nine months ended September 30, 2017 compared to the 2016 period is primarily due to certain securities providing greater distributions during 2016 as a result of special distributions principally from funds generated from asset sales. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During the first half of 2016, our portfolio of real estate equity securities increased in value by approximately 11%, leading to significant realized gains upon sales during the three months ended September 30, 2016. The value of the securities portfolio did not change significantly during the nine months ended September 30, 2017 leading to smaller realized gains and losses upon sales for the 2017 period.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2017:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$188,900,000	$23.81	$23.97	$24.07
Investments in real estate equity securities (2)	9,805,875	1.24	1.24	1.25
Other assets, net	4,684,425	0.58	0.61	0.38
Line of credit	(64,500,000)	(8.13)	(8.19)	(8.22)
Mortgage loans payable	(27,500,000)	(3.47)	(3.49)	(3.50)
Other liabilities, net	(3,554,020)	(0.44)	(0.46)	(0.37)
Net asset value	$107,836,280	$13.59	$13.68	$13.61
Note: No Class D or N shares were outstanding as of September 30, 2017.

(1)	The value of our investments in real estate was approximately 10.2% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 5.5% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2017.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$59,060,097	$7.44	$7.48	$7.40
Plus:
Unrealized gain on real estate investments	17,541,971	2.21	2.23	2.23
Accumulated depreciation	10,603,486	1.34	1.35	1.35
Accumulated amortization	11,807,778	1.49	1.50	1.50
Deferred costs and expenses	10,719,650	1.35	1.36	1.37
Less:
Deferred rent receivable	(1,896,702)	(0.24)	(0.24)	(0.24)
Net asset value	$107,836,280	$13.59	$13.68	$13.61
Note: No Class D or N shares were outstanding as of September 30, 2017.

With respect to the unrealized gain on real estate investments reflected above, as of September 30, 2017, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of September 30, 2017. Once we own more than one property for each of the industrial and multifamily property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.63%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2017 of 0.25% would yield a decrease in the total office property investment value of 2.1% and a decrease in the retail property investment value of 1.8%.

The deferred costs and expenses of $10,719,650 includes amounts that are initially excluded from the NAV calculation. This includes $8,369,852 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of September 30, 2017 were recorded as assets and as such have no impact on our NAV as of September 30, 2017 and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through September 30, 2017, we reimbursed our advisor for $3,457,416 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,349,798 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to Deutsche AM Distributors, Inc., or the dealer manager.

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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(988,346)	$(1,240,198)	$(1,927,785)	$(3,656,138)

Real estate related depreciation	1,085,483	920,562	3,253,971	2,740,942
Real estate related amortization	933,854	2,946,851	2,794,203	5,860,724
NAREIT defined FFO	1,030,991	2,627,215	4,120,389	4,945,528

Additional adjustments:
Acquisition expenses	—	158,762	—	158,762
Straight line rents, net of related reserves	(67,638)	(121,939)	(450,710)	(210,205)
Amortization of above- and below-market lease intangibles, net	(63,878)	(1,578,617)	(191,634)	(1,750,709)
Amortization of lease incentive	26,122	—	77,516	—
IPA defined MFFO	$925,597	$1,085,421	$3,555,561	$3,143,376

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through September 30, 2017, we raised $116,042,771 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On March 6, 2015, we entered into a secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2017. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of September 30, 2017, the outstanding balance and interest rate were $64,500,000 and 2.93%, respectively.

The Wells Fargo line of credit has as co-borrowers certain of the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2017, our maximum borrowing capacity was $80,357,195. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2017, we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is being reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and is scheduled to end in December 2018. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of September 30, 2017, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the nine months ended September 30, 2017, we reimbursed RREEF America for $690,473 of Deferred O&O, and we have made total reimbursements to RREEF America of $3,457,416 against the Deferred O&O through September 30, 2017.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2017, we owed $76,210 to our advisor for such costs.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which is the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2017, our total operating expenses (as defined in our charter) were $3,166,863, which did not exceed the amount prescribed by the 2%/25% guidelines.

Pursuant to the expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as prior 2%/25% periods. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period. Our independent directors have approved the excess amount for every period of four consecutive quarters since we were first subject to this limitation for the four consecutive quarters ended June 30, 2014 through September 30, 2016. During the fiscal quarter ended March 31, 2017, our advisor reimbursed us for the excess amount related to the four fiscal quarters ended December 31, 2016. Our total operating expenses have not exceeded the 2%/25% guidelines for any four-quarter period ending in 2017.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of September 30, 2017 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2017 and 2016 was $2,857,601 and $3,704,255, respectively. This decrease is due to deferred leasing cost payments of $1,600,000 to Dick's Sporting Goods, Inc. in connection with its lease at Terra Nova Plaza. The payments represent reimbursements for improvements that Dick's Sporting Goods, Inc. made to the space. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows. Increasing the cash flow from operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were additional operating cash flows from Allied Drive acquired in September 2016 as well as higher cash rents resulting from new or renewed leases at higher rental rates and contractual rental rate increases. The operating cash flow increases were partially offset by decreases due to higher debt service costs as a result of higher debt balances and higher interest rates on the property specific loans. Cash interest expense was approximately $927,000 greater for the nine months ended September 30, 2017 than the nine months ended September 30, 2016.

Cash flow used in investing activities during the nine months ended September 30, 2017 and 2016 was $1,284,099 and $32,937,556, respectively. During the 2016 period, we acquired Allied Drive. The 2016 period also saw a net addition into our real estate securities portfolio of approximately $660,000 through sales and reinvestments, while in the 2017 period we invested an additional $1,000,000 into our real estate securities portfolio.

Cash flow used in financing activities was $626,858 for the nine months ended September 30, 2017. We received proceeds of $10,353,815 in our offerings and paid $2,305,716 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2017 were $3,862,541. Of the total distributions declared for the nine months ended September 30, 2017, $1,638,756 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2017 that resulted in payments by us of $5,751,172, after deductions for any applicable 2% short-term trading discounts. Lastly, we made net repayments of $700,000 against our outstanding balance on the Wells Fargo line of credit.

For the nine months ended September 30, 2016, cash flow provided by financing activities was $29,530,145. We received proceeds of $23,050,771 in our offering. We paid $4,428,368 in offering costs inclusive of reimbursements to our advisor. We borrowed $36,100,000 from our Wells Fargo line of credit to finance the acquisition of Allied Drive in September 2016 and to fund redemptions. We originated a property specific loan for $14,500,000 from Nationwide on The Flats at Carrs Hill and used the proceeds along with proceeds of our offering to repay $28,000,000 outstanding under the Wells Fargo line of credit agreement. In connection with the Nationwide loan, we paid $322,007 in financing costs. Cash distributions to stockholders paid during the nine months ended September 30, 2016 were $3,277,931. Of the total distributions declared for the nine months ended September 30, 2016, $1,368,305 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2016 that resulted in payments by us of $9,460,625, after deductions for any applicable 2% short term trading discounts.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445
Distributions paid or payable in cash	$716,755	$742,522	$772,986	$2,232,263
Distributions reinvested	518,614	541,538	578,604	1,638,756
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$3,871,019

Net Cash Provided by Operating Activities:	$1,257,312	$836,845	$763,444	$2,857,601

Funds From Operations:	$1,625,824	$1,463,574	$1,030,991	$4,120,389

For the nine months ended September 30, 2017, we made payments of $1,600,000 to Dick's Sporting Goods, Inc. in accordance with its lease at Terra Nova Plaza to reimburse it for certain improvements it made to the space prior to opening its store. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows, thereby reducing our cash flow from operations during the period. As a result, for the nine months ended September 30, 2017, our distributions were covered 73.8% by cash flow from operations and 26.2% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities

•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the most recent report on Form 10-Q. For the nine months ended September 30, 2017, we had no significant changes to our critical accounting policies.

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

Off Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2017, we had $64,500,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.9%, representing approximately a 51.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $322,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

We may be exposed to credit risk, which is the risk that the counterparty will fail to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We are not currently a party to any such derivative contracts.
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2017, we owned marketable securities with a value of $9,805,875. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2017 would result in a change of $980,588 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2017, there were no material pending legal proceedings.
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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended September 30, 2017. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2017	Shares	Weighted Average Share Price
Class A	89,747	$13.48
Class I	179,284	13.59
Class T	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended September 30, 2017. As of September 30, 2017, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2017	29,436	$13.48	29,436	(1)
August 1 - August 31, 2017	84,754	$13.51	84,754	(1)
September 1 - September 30, 2017	154,841	$13.59	154,841	(1)
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

Date: November 13, 2017