Form 10-K
period 2017-12-31
RREEF Property Trust, Inc.
filed 2018-03-07
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 2, 2018, the registrant had 3,701,139 shares of Class A common stock, $.01 par value, outstanding, 4,516,257 shares of Class I common stock, $.01 par value, outstanding, 82,435 shares of Class T common stock, $.01 par value, outstanding, and no Class N or Class D shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2017

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

PART I
ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and apartment properties. Although we intend to invest primarily in real properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities, or CMBS. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2017, we owned six commercial properties, one medical office property and one student housing property (a subset of apartment) located in seven states, comprising 856,916 rentable square feet. As of December 31, 2017, these properties were 100% leased. As of December 31, 2017, we owned a real estate securities portfolio with a fair value of $10,046,177.

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

On January 27, 2016, we amended our charter to rename our Class B common stock as Class I common stock and add new classes of common stock, being Class T and Class N common stock. We did not make any other changes to our Class B common stock other than the renaming to Class I. All references to transactions involving Class B shares will be referred to as Class I shares in this Annual Report on Form 10-K.

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

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies, which we refer to as “real estate equity securities,” and (3) debt backed principally by real estate, which we refer to as “real estate loans.” We refer to investments in real estate loans and real estate equity securities collectively as “real estate-related assets.” Our real property portfolio will be diversified in investable and target markets across the United States as selected by Deutsche AM and will consist primarily of office, industrial, retail and apartment property types. The actual percentage of our portfolio that is invested in office, industrial, retail and apartment property categories may fluctuate due to market conditions and investment opportunities. Deutsche AM investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. Deutsche AM target markets are a subset of the investable market universe in which Deutsche AM forecasts strong economic and real estate fundamentals and Deutsche AM believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
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

Acquisition and Investment Policies
Commercial Real Estate Properties
We intend to have up to 80% of our net assets in a diversified portfolio of high quality, income-producing commercial real estate properties diversified across office, industrial, retail and apartment property types. We believe that our advisor’s significant experience acquiring, managing and exiting real property investments across all of our targeted property types in various U.S. real estate markets will be beneficial to achieving our investment goals and objectives.

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2017, our advisor managed approximately $22.1 billion in real property in the Americas comprised of 276 properties and approximately 81.2 million square feet. Our advisor will utilize the personnel and resources of Deutsche AM’s real estate investment business as appropriate in performing services for us.

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
Apartment Properties. Apartment properties are generally defined as having five or more dwelling units that are part of a single complex and offered for rental use as opposed to detached single-family residential properties. There are three main categories of apartment properties: garden-style, low-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in urban markets or locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one year terms. Certain apartment properties, such as our student housing property, The Flats at Carrs Hill, are leased by individual bed for one year terms, regardless of the number of beds in a single unit.
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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of Deutsche AM’s real estate investment business ("Deutsche AM Real Estate Securities"). As of December 31, 2017, the Deutsche AM Real Estate Securities team was comprised of 17 professionals who manage approximately $8.5 billion of real estate securities globally, making Deutsche AM one of the largest managers of actively managed listed real estate securities in the world. The investment approach of Deutsche AM Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Sale of Real Estate Equity Securities
Deutsche AM Real Estate Securities may choose to sell a security for a variety of reasons, including but not limited to the following:

•	the security is not fulfilling its investment purpose;

•	Deutsche AM Real Estate Securities determines that the security has reached its optimum valuation; or

•	a particular company’s condition or general economic conditions have changed.

Investing in and Originating Real Estate Loans
We may invest up to 15% of our net assets in real estate loans on commercial property. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to originate or acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans and commercial mortgage-backed securities ("CMBS"). Our original intention was to invest in real estate loans once our total NAV reaches $100 million. While our total NAV currently exceeds $100 million, we have not invested in real estate loans to date. The criteria that our advisor will use in originating or acquiring real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans on commercial property in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of five professionals with extensive experience in originating, underwriting, structuring, closing and the asset management of mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate related assets across various property types.
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

Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio at stabilization is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. Before entering the stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in February 2021. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Interests of Our Advisor and Its Affiliates in Other Real Estate Programs

We rely on the real estate professionals employed by, and acting on behalf of, our advisor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our advisor and certain members of its management team are presently, and in the future intend to be, involved with a number of other real estate programs and activities. Our advisor currently manages private commingled investment funds which are focused on the major real estate property types and markets primarily throughout the United States and, to a limited extent, internationally. Existing funds managed by our advisor, such as the private core real estate fund and the core-plus industrial fund, and future programs, may directly compete with us for investment opportunities because the programs also may seek to provide investors with an attractive level of current income by means of stable distributions from investments in real estate as an asset class. In addition, our advisor manages a number of separate accounts on behalf of institutional investors that seek similar investment opportunities and may compete with us in receiving allocated investment opportunities.

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

Allocation of Time of Our Advisor’s Key Personnel

We rely on the personnel of our advisor and its affiliates to manage our day-to-day activities and to implement our investment strategy. Our officers and non-independent directors are also employees of our advisor and certain of its affiliates and are presently, and plan in the future to continue to be, involved with real estate programs and activities which are unrelated to us. W. Todd Henderson, our Chairman of the Board, also serves as an executive officer and / or a director in certain other funds managed by our advisor, including the private core real estate fund and the core-plus industrial fund. The core real estate fund is a private REIT formed to generate attractive, predictable investment returns from low risk equity investments in apartment, industrial, retail and office properties within the continental United States. The core-plus industrial fund is a private fund formed to generate predictable income and a spread in total returns over core industrial real estate by investing in a combination of core and non-core investments. These and other programs which are sponsored and managed by our advisor may directly compete with us for investors and investment opportunities. As a result, these individuals may have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our advisor and its employees will devote only as much of its time to our business as our advisor, in its judgment, determines is reasonably required, which, with respect to each individual, may be substantially less than full time. Therefore, our advisor and its employees may experience conflicts of interest in allocating management’s time and services among us and other real estate programs or business ventures that our advisor or its affiliates manage. This could result in actions that are more favorable to other entities affiliated with our advisor than to us. However, our advisor has assured us that it and its affiliates have, and will continue to have, sufficient personnel to discharge fully their responsibilities to all of the activities in which they are involved.

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

•
the fixed component of the advisory fee that we pay to our advisor is based upon our NAV, and our advisor will have authority under certain circumstances to adjust the value of certain portions of our portfolio of other real estate related assets, or the calculation of our NAV;

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

We will pay the fixed component of the advisory fee to our advisor regardless of the quality of the services our advisor provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. If our advisor fails to act in our best interest, then it will have violated this duty. The advisory agreement may be terminated by us or our advisor on 60 days notice.

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

We may not sell or lease properties to our sponsor, our advisor, any of our directors or any of their affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, that the transaction is fair and reasonable to us and our shareholders.

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

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for other real estate funds, including the private core real estate fund and the core-plus industrial fund, or future funds which we refer to as a “programs,” and approximately 17 separate accounts managed or advised by our advisor and its affiliates, which we refer to as “accounts.” When our advisor identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.

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
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we may reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we may reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor incurred (which we refer to as expense payments). As of December 31, 2015, the aggregate expense payments made by our advisor on our behalf pursuant to the expense support agreement reached $9.2 million, which was the maximum expense payments allowed under the expense support agreement. As a result, pursuant to the terms of the expense support agreement, we began making quarterly reimbursement payments to our advisor in the first quarter of 2016. Such reimbursement payments were subsequently deferred until we reach $500 million in gross proceeds from our offerings. See “Management's Discussion and Analysis—Liquidity and Capital Resources—Expense Payments by Our Advisor.” Such reimbursement payments will be reflected in the calculation of our NAV for all share classes on a daily basis throughout the quarter of payment.
Insurance
Although we believe our investments are adequately covered by insurance consistent with industry standards, we cannot predict whether we will be able to obtain adequate coverage at a reasonable cost in the future. See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: commercial real estate properties, real estate equity securities, and real estate loans. As of December 31, 2017, we do not yet have any real estate loan investments. See Notes 2 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. We may also face competition from real estate programs sponsored by our advisor. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the economy has recovered, the number of entities and the amount of funds competing for suitable investments has increased, and may continue to increase.
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

Concentration of Credit Risk
As of December 31, 2017 and 2016, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2017 and 2016, we owned eight properties: six commercial properties with fourteen tenants, one medical office property with five tenants and one student housing property with 138 units containing 316 beds. As of December 31, 2015, we owned six commercial properties with fourteen tenants and one student housing property with 138 units containing 316 beds. Percentages of gross rental revenues by location and tenant representing more than 10% of our total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2017, 2016 and 2015 are shown below.

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Flats at Carrs Hill, Athens, GA	17.3%	17.3%	7.6%
Loudoun Gateway, Sterling, VA	17.1	18.1	1.0
Allied Drive, Dedham, MA	16.6	4.6	—
Anaheim Hills Office Plaza, Anaheim, CA	12.6	12.9	22.2
Terra Nova Plaza, Chula Vista, CA	12.4	22.3	24.5
Commerce Corner, Logan Township, NJ	10.4	10.6	19.1
Heritage Parkway, Woodridge, IL	7.2	7.5	13.7
Wallingford Plaza, Seattle, WA	6.4	6.7	11.9
Total	100.0%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Orbital ATK Inc. - Loudoun Gateway	17.1%	18.1%	1.0%
New England Baptist Hospital - Allied Drive	14.0	3.9	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	8.3	8.5	15.2
Allstate Insurance Company - Heritage Parkway	7.2	7.5	13.7
Bed Bath & Beyond, Inc. - Terra Nova Plaza	6.4	6.7	12.2
Performance Food Group, Inc. - Commerce Corner	6.3	6.5	11.6
The Sports Authority, Inc. - Terra Nova Plaza (1)	—	14.1	12.4
Total	59.3%	65.3%	66.1%
(1) On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy and on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, we entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc.
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2017, 2016 and 2015 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	December 31, 2017	December 31, 2016	December 31, 2015
Orbital ATK Inc. - Loudoun Gateway	18.6%	20.3%	21.6%
New England Baptist Hospital - Allied Drive	10.6	12.0	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	9.4	10.3	11.0
Allstate Insurance Company - Heritage Parkway	8.9	9.8	10.4
Total	47.5%	52.4%	43.0%
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2017, our distributions were covered by our FFO. In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.
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
Based on expected moderate, but improved, future economic growth and historically low levels of new supply in the commercial real estate pipeline, we expect real estate fundamentals to improve for all property sectors during the next two years. Nevertheless, the ongoing competition for high quality real estate assets and resulting upward pressure on pricing may reduce anticipated returns. Furthermore, economic growth remains fragile and could be slowed or halted by significant external events. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio and decrease the value of our investments.
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
We depend on our advisor and our Dealer Manager for our public offering and our private placement, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
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
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, and 50,000,000 shares are classified as preferred stock. As of January 2016, of the 1,000,000,000 authorized shares of common stock, 200,000,000 are classified as Class A shares, 200,000,000 are classified as Class I shares, 50,000,000 are classified as Class D shares, 300,000,000 are classified as Class N shares and 250,000,000 are classified as Class T shares. Our board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in public offerings; (2) issue additional equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares, our stockholders' respective percentage ownership interests in us will be diluted.
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
As of December 31, 2017, our real estate equity securities portfolio consisted solely of publicly traded common stock of 43 REITs with a value of $10,046,177. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
We have financed a portion of the purchase price of each of the properties we currently own by borrowings, and we expect that we will borrow funds to finance a portion of the purchase price of properties we acquire in the future. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as the line of credit that we entered into on March 6, 2015, as amended and restated in February 2018, to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
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
We may utilize a line of credit, such as the line of credit that we entered into on March 6, 2015, as amended and restated in February 2018, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our public offering or private placement. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our public offering or private placement or sell some of our assets to repay outstanding indebtedness.
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
We are organized and operated in a manner intended to qualify as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we cannot maintain our REIT status, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•	we would be subject to federal corporate income taxation on our taxable income and could be subject to higher state and local taxes;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we failed to qualify (unless we are entitled to relief under applicable statutory provisions).

The increased taxes would cause a reduction in our NAV and cash available for distribution to stockholders. In addition, if we do not maintain our REIT status, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to maintain our REIT status also could hinder our ability to raise capital and grow our business.
Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge you to consult with your own tax advisor with respect to the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (for taxable years beginning after December 31, 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

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

•	If we file income tax returns in states or other local jurisdictions that do not respect the dividends-paid deduction, we will be subject to state or local income tax.

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
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders currently is 20%. However, ordinary dividends payable by REITs generally are not eligible for the reduced rates applicable to qualified dividends and generally are taxed at ordinary income rates. However, ordinary REIT dividends received by individuals are taxed at reduced rates under changes made in the Tax Cuts and Jobs Act. In taxable years beginning after December 31, 2017 and before January 1, 2026, taking into account the top ordinary income tax rate of 37% and the 20% deduction for ordinary REIT dividends, the maximum effective federal income tax rate for ordinary dividends is 29.6%.
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the net asset value per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
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
It is our current belief that our assets will not be deemed to constitute the “plan assets” of benefit plan investors. If, however, we were deemed to hold “plan assets” of benefit plan investors: (i) ERISA’s fiduciary standards may apply and might materially affect our operations and/or results, and (ii) our transactions could be deemed a transaction with each benefit plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or §4975 of the Code, which also may materially affect operations and/or results.

ITEM 2. PROPERTIES

As of December 31, 2017, we owned eight properties: six commercial properties, one medical office property and one student housing property (a subset of apartment) across seven states, comprising 856,916 rentable square feet. As of December 31, 2017, all of our properties were 100% leased. Six of the eight of the properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $63,100,000 as of December 31, 2017. The other two properties were encumbered by separate property-specific loans with a total outstanding balance of $27,500,000 as of December 31, 2017.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2017:

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
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100
Total		135,864	138		100
Grand total		856,916	19/138		100%
____________
(1) Occupancy is based on executed leases as of December 31, 2017.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Future Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for the commercial properties we owned as of December 31, 2017. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.0 million in annualized base rent at our student housing property, The Flats at Carrs Hill. As of December 31, 2017, the weighted average remaining lease term at our commercial properties based on rentable square footage was 6.2 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2018	3(2)	120,605	16.7%	$2,058,550	17.5%
2019	3(2)	38,160	5.3	955,932	8.1
2020	1	3,815	0.5	107,354	0.9
2021	2	162,134	22.5	930,416	7.9
2022	2	16,112	2.2	516,512	4.4
2023	4	117,210	16.3	3,220,802	27.3
2024	1	51,637	7.2	580,000	4.9
2025	—	—	—	—	—
2026	—	—	—	—	—
2027	1	44,477	6.2	934,017	7.9
Thereafter	3	166,902	23.1	2,492,898	21.1
Total	20(2)	721,052	100.0%	$11,796,481	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2017.
(2) Gateway One Lending & Finance occupies two floors in the Anaheim Hills Office Plaza under a single lease. In December 2017, we agreed to terminate half of the Gateway One Lending & Finance space (25,000 square feet out of the 50,000 square feet leased) effective February 28, 2018. The 25,000 square feet being terminated early comprises $694,974 of the annualized rental revenue shown for 2018. In February 2018, in connection with the termination, Gateway One Lending & Finance paid an early termination fee of approximately $742,000. The remaining portion of the lease expires in 2019 and the annualized rental revenue for such portion of the lease is included the total amount shown for 2019. The lease with Gateway One Lending & Finance is counted in both 2018 and 2019 as a result.

Tenant Information
The following table describes the tenants at our commercial properties as of December 31, 2017. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.0 million in annualized base rent expiring in 2018 at our student housing property, The Flats at Carrs Hill.

Tenant	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Orbital ATK	102,015	14.1%	$2,740,731	23.2%	Aug. 2023
New England Baptist Hospital	53,945	7.5	1,563,355	13.3	Jul. 2033
Gateway One Lending & Finance(2)	50,000	6.9	1,388,803	11.8	Feb. 2018 / Jan. 2019
Allstate	94,233	13.1	1,325,160	11.2	Nov. 2018
Dick's Sporting Goods	44,477	6.2	934,017	7.9	Feb. 2027
Performance Food Group	159,627	22.1	860,220	7.3	Dec. 2021
Bed Bath & Beyond	51,637	7.2	580,000	4.9	Jan. 2024
Walgreens(3)	12,674	1.8	490,000	4.2	Mar. 2087
Raytheon Applied Signal	15,000	2.1	482,040	4.1	Jan. 2022
Mission Produce	100,283	13.9	439,543	3.7	Jan. 2029
AS Real Estate	8,892	1.2	298,771	2.5	Feb. 2023
Keller Williams	10,365	1.4	183,843	1.6	Aug. 2019
Remaining 7 tenants	17,904	2.5	509,998	4.3	Jul. 2018 - Jul. 2023
Total	721,052	100.0%	$11,796,481	100.0%
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases as of December 31, 2017.
(2) In December 2017, we agreed to terminate half of the Gateway One Lending & Finance space (25,000 square feet out of the 50,000 square feet leased) effective February 28, 2018. The 25,000 square feet being terminated early makes up $694,974 out of the total $1,388,803 shown above. In February 2018, in connection with the termination, Gateway One Lending & Finance paid an early termination fee of approximately $742,000.
(3) Walgreens has termination options every ten years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.

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

On December 21, 2015, we acquired a fee simple interest in an office building located in Sterling, Virginia (“Loudoun Gateway”) for a purchase price of $21,950,000, exclusive of closing costs. We funded the acquisition with existing capital and by borrowing $20,000,000 from our line of credit. Of the $20,000,000 borrowed, approximately $8,000,000 was from existing borrowing capacity secured by previously acquired properties, while approximately $12,000,000 was specific to Loudoun Gateway. Loudoun Gateway is a four-story, 102,015 square-

foot Class A suburban office building located within the Loudoun Gateway Business Park at 45245 Business Court in Sterling, Virginia. Loudoun Gateway is approximately three miles north of Washington Dulles International Airport at the intersection of Route 28 and Old Ox Road (Route 606), providing noteworthy vehicular access to a network of highways and other commuter thoroughfares that connect Northern Virginia with the broader Washington, DC metropolitan region. The greater Washington, DC metropolitan area can be accessed via four routes: Route 28, the Dulles Toll Road, Route 50, and Route 7. Dining, entertainment and shopping facilities in Dulles Town Center, Dulles Town Crossing, Dulles 28 Centre, and Reston Town Center are all within short driving distances of Loudoun Gateway.

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

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2017, there were no material pending legal proceedings.
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

From the commencement of our initial public offering through its termination, the offering proceeds to us, net of selling commissions, distribution fees and dealer manager fees (none of which were paid by RREEF America), were $100,601,995. Of the other organization and offering expenses described above, approximately $9,310,000 were not paid by us but were paid by RREEF America pursuant to our advisory agreement or expense support agreement with RREEF America, or by our former dealer manager. We will reimburse RREEF America for these offering expenses as described in Note 2 ("Summary of Significant Accounting Policies - Organization and Offering Expenses") and Note 7 ("Related Party Arrangements") to our consolidated financial statements. In July 2016, we fully repaid our former dealer manager for other organization and offering expenses it incurred. From January 3, 2013, the date we commenced our initial public offering, through December 31, 2017, the ratio of the cost of raising capital (excluding $1,355,890 of estimated trailing fees payable in the future) to capital raised, solely with respect to the initial public offering, was 13.7%.

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

As of December 31, 2017, in our follow-on public offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Follow - On Public Offering
Class A shares	284,883	$3,892,043
Class I shares	1,284,281	17,344,696
Class T shares	70,900	1,016,000
Distribution Reinvestment Plan:
Class A shares	142,493	1,907,240
Class I shares	99,720	1,347,186
Class T shares	416	5,698
Total	1,882,693	$25,512,863

From July 1, 2016 through December 31, 2017, we incurred total organization and offering costs of $2,288,094, or 9.0% of gross proceeds from the follow-on public offering, excluding $882,686 of estimated accrued trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 2, 2018, there were approximately 560, 550 and 15 stockholders of record for the Class A shares, Class I shares and Class T shares, respectively, and no stockholders of record for our Class D shares or Class N shares of our common stock.

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

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the years ended December 31, 2017, 2016 and 2015. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Total for year ended December 31, 2017	Shares		Weighted Average Share Price
Class A	279,647		$13.48
Class I	394,416		13.61
Class T	4,043	*	15.29
* Repurchased in private transactions.

Total for year ended December 31, 2016	Shares	Weighted Average Share Price
Class A	709,572	$12.93
Class I	84,614	13.15

Total for year ended December 31, 2015	Shares	Weighted Average Share Price
Class A	73,780	$12.71
Class I	274,878	12.78

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit. For periods through December 31, 2015 and not beyond, our cash flow from operations included amounts received from our advisor pursuant to our expense support agreement. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Redemptions resumed effective April 1, 2016 in accordance with our share redemption plan as described in our prospectus.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2017. As of December 31, 2017, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2017	130,471	$13.67	130,471	(1)
November 1 -November 30, 2017	58,424	$13.72	58,424	(1)
December 1 -December 31, 2017	63,164	$13.67	63,164	(1)
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

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class I shares and Class T shares will likely differ because of different allocations of class-specific fees. We use the record-share method of determining the per share amount of distributions for each class of shares, although our board of directors may choose any other method that will not cause our distributions to be treated as preferential dividends under the Code. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding for the years ended December 31, 2017, 2016 and 2015 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific fees:

	2017	2016	2015
Three months ended March 31	$0.00183555	$0.00179534	$0.00175668
Three months ended June 30	$0.00183207	$0.00177203	$0.00176456
Three months ended September 30	$0.00185445	$0.00181182	$0.00173533
Three months ended December 31	$0.00186845	$0.00182234	$0.00173613

Total distributions declared to stockholders for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Distributions:
Distributions paid or payable in cash	$3,003,412	$2,635,363	$1,833,584
Distributions reinvested	2,242,229	1,882,139	1,342,575
Distributions declared	$5,245,641	$4,517,502	$3,176,159

Source of Distributions:
Cash flow from operations	$3,003,412	$2,635,363	$1,783,883
Reinvested via the distribution reinvestment plan	2,242,229	1,882,139	1,342,575
Borrowings	—	—	49,701
Total Sources of Distributions	$5,245,641	$4,517,502	$3,176,159

Net Cash Provided by Operating Activities:	$4,079,826	$4,935,400	$2,850,008

Funds From Operations:	$5,318,202	$6,283,572	$2,741,109

For each of the years ended December 31, 2017, 2016 and 2015, our distributions were covered by our cash flow from operations or from borrowings. For the year ended December 31, 2015, our cash flow from operations includes amounts paid by our advisor under the expense support agreement between us and our advisor, as described elsewhere in this Annual Report on Form 10-K. Please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For the year ended December 31, 2015, cash flow from operations benefited by $1,097,737 from the expense support agreement. We have not received any expense support from our advisor under the expense support agreement since January 1, 2016.

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

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan is equal to our NAV per share applicable to the class of shares purchased, calculated as of the distribution date. Stockholders do not pay selling commissions when purchasing shares pursuant to the distribution reinvestment plan. Because the dealer manager fee is calculated based on our NAV for our Class A shares and our Class I shares, it reduces the NAV with respect to these share classes of our common stock, including shares issued under the distribution reinvestment plan. A dealer manager fee is not payable on a trailing basis with respect to Class T shares, and no dealer manager fee is payable on our Class N shares. Similarly, the distribution fee reduces the Class A NAV and the Class T NAV because it is calculated separately for the Class A shares and Class T shares based on the NAV of each class. The distribution fee is not payable with respect to Class I and Class N shares. Shares acquired under the distribution reinvestment plan entitle the participant to the same rights and will be treated in the same manner as shares of that class purchased in our offerings.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total investment in real estate assets, net	$150,923,848	$158,837,707	$135,305,346	$91,429,128	$26,216,217
Cash and cash equivalents	$2,441,853	$1,493,256	$1,936,870	$2,119,387	$2,916,144
Total assets	$169,316,332	$174,189,447	$148,066,273	$100,670,240	$32,303,828
Line of credit, net	$63,022,061	$64,677,532	$71,784,456	$48,237,062	$5,111,794
Mortgage loans payable, net	$27,254,431	$27,219,106	$—	$—	$—
Due to affiliates	$4,375,191	$4,844,917	$12,041,732	$9,203,208	$6,005,822
Note to affiliate, net	$7,440,247	$7,297,892	$—	$—	$—
Acquired below-market lease intangibles, net	$5,667,516	$6,060,616	$7,858,949	$8,340,493	$789,033
Total liabilities	$109,976,816	$113,917,932	$95,989,558	$67,062,595	$12,128,756
Total stockholders' equity	$59,339,516	$60,271,515	$52,076,715	$33,607,645	$20,175,072

Operating Data:
Total revenues	$17,785,753	$17,102,148	$9,401,214	$5,318,764	$857,705
Total operating expenses	$16,936,261	$19,214,799	$10,310,944	$6,131,581	$2,428,524
Operating income (loss)	$849,492	$(2,112,651)	$(909,730)	$(812,817)	$(1,570,819)
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)	$(1,799,104)	$(1,981,203)

Cash Flow Data:
Net cash provided by operating activities	$4,079,826	$4,935,400	$2,850,008	$2,917,313	$511,712
Net cash used in investing activities	$(1,501,082)	$(33,894,787)	$(51,062,345)	$(62,340,371)	$(29,007,818)
Net cash (used in) provided by financing activities	$(1,630,147)	$28,515,773	$48,029,820	$58,626,301	$31,212,250

FFO Data:
NAREIT defined FFO (1)	$5,318,202	$6,283,572	$2,741,109	$759,352	$(1,379,393)
IPA defined MFFO (2)	$4,661,955	$4,045,865	$2,541,192	$630,357	$(1,307,340)

Per Common Share Data:
Basic and diluted net loss per share of Class A common stock	$(0.34)	$(0.63)	$(0.45)	$(0.63)	$(2.48)
Basic and diluted net loss per share of Class I common stock	$(0.36)	$(0.64)	$(0.45)	$(0.63)	$(2.48)
Basic and diluted net loss per share of Class T common stock	$(0.41)	$(0.69)	$—	$—	$—
Distributions declared per common share	$0.67	$0.66	$0.64	$0.62	$0.35

(1) Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income to FFO.
(2) Compared to FFO, modified funds from operations ("MFFO") additionally excludes items such as acquisition related costs, straight-line rent, amortization of above- and below-market lease intangibles and lease incentive amortization. Please see below for a reconciliation of net income to MFFO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Annual Report on Form 10-K. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily net asset value, or NAV, per share, press releases and information about upcoming investor conference calls. The public may find this information on our website. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
The Company's NAV per share is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX and ZRPTTX for its Class A shares, Class I shares and Class T shares, respectively.
Overview
We are a Maryland corporation formed on February 7, 2012, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially qualified as a REIT for the calendar year ended December 31, 2013 for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
We invest primarily in the office, industrial, retail and apartment sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

Portfolio Information

Real Estate Portfolio
As of December 31, 2017, our real estate portfolio was comprised of eight properties diversified across geography and sector. Details of the properties acquired in the past three years are shown below.
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

As of December 31, 2017, our weighted average remaining lease term was 6.2 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2017:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	100
Loudoun Gateway	Sterling, VA	102,015	1	100
Allied Drive	Dedham, MA	64,127	5	100
Office Total		334,267	10	100
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100
Terra Nova Plaza	Chula Vista, CA	96,114	2	100
Retail Total		126,875	7	100
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100
Industrial Total		259,910	2	100
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100
Apartment Total		135,864	138	100
Grand Total		856,916	19/138	100%

(1) Occupancy is based on executed leases as of December 31, 2017.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of December 31, 2017, our real estate equity securities portfolio consisted of publicly traded common stock of 43 REITs with a fair value of $10,046,177. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall portfolio flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2017:

As of December 31, 2017, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Equinix, Inc.	6.9%
Simon Property Group, Inc.	6.7
Alexandria Real Estate Equities, Inc.	5.2
Camden Property Trust	4.7
Boston Properties, Inc.	4.6
Prologis, Inc.	4.1
Equity Lifestyles Properties	4.0
Extra Space Storage, Inc.	3.9
Douglas Emmett, Inc.	3.2
Ventas, Inc.	3.0
Total	46.3%

Market Outlook

The 2018 outlook for U.S. real estate is bright, in our view. The economy gathered substantial momentum in 2017, a trend that might accelerate with additional support from recently-enacted tax reform and improving global conditions. Increased supply has neutralized some of the resulting impetus to real-estate fundamentals in some sectors and markets (e.g., apartments nationally and offices in some gateway cities), but with vacancy rates sitting near 15-year lows according to the National Council of Real Estate Investment Fiduciaries in September 2017 ("NCREIF"), rental growth should match or exceed inflation in most markets.

Capital-markets activity can be more volatile and difficult to predict, but early indicators are promising. After a 20% run-up in U.S. stocks in 2017, it is quite likely, we believe, that many investors are under-allocated to real estate. Interest rates have stepped higher, but in our view tightening credit spreads have preserved real-estate’s yield advantage relative to corporate bonds and kept a lid on mortgage rates. Commercial Mortgage Backed Security ("CMBS") issuance has picked up following a brief regulatory-driven pause early last year and refinancing needs are slated to fall sharply now that 10-year loans originated at the peak of the last cycle (2007) have matured, according to the CRE Finance Council, as of December 2017. According to the Federal Reserve Senior Loan Office Survey from December 2017, banks’ lending appetite appears to be increasing. Further, a 20% deduction on pass-through income included in the tax reform package might attract additional inflows from taxable investors.

If there is an imminent threat to property values, it is likely centered on interest rates. After three hikes in 2017, the Federal Reserve’s December “dot plot” implied three more in both 2018 and 2019. In theory, a rising cost of risk-free capital is detrimental to all risk assets, including real estate. In practice, the implications are less obvious: historically, real estate performance has, if anything, been positively correlated with interest rates. To be sure, with cap rates near historic lows, we do not expect them to compress further; however, given the market’s strong fundamentals and capital-markets backdrop, we also do not expect them to rise materially, provided that interest-rate increases are measured.

The outlook is more uncertain beyond 2018, but we remain sanguine, for four reasons: First, leading indicators such as the yield curve, suggest that the likelihood of a recession, which would undermine occupational demand, is low, at least for the next two years, according to the Federal Reserve as of January 2018. Second, construction appears to be peaking amid increasing supply constraints, according to the Census Bureau (for apartments), and Dodge Data & Analytics (for commercial properties), both as of December 2017. Third, although valuations are not inexpensive, by reference to capitalization rates from NCREIF in December 2017, they appear attractive relative to those of Treasuries and especially other risk assets such as corporate bonds (per Federal Reserve data in December 2017). Fourth, the industry is not saddled with unsustainable debts that could otherwise cause or exacerbate a downturn (as occurred, for example, during the early-1990s savings-and-loan and the 2008-09 financial crises, per the Federal Reserve, as of September 2017). There are risks, stemming primarily from the political domain and financial markets. In our view, returns will eventually decelerate due to recession, overbuilding, rising interest rates, or some combination thereof. Nevertheless, we believe that in a lower-return world, the medium-term outlook for real estate remains competitive on a relative basis.

Results of Operations

On May 31, 2013, we acquired our first property and made our initial investments in real estate equity securities. Since then, we've acquired seven additional properties and invested in real estate equity securities as described above under "Portfolio Information-Real Estate Portfolio." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same store properties for the year ended December 31, 2017 to year ended December 31, 2016, and for the year ended December 31, 2016 to the year ended December 31, 2015. “Non-same store,” as reflected in the table below, for the year ended December 31, 2017 compared to the year ended December 31, 2016, includes properties acquired after January 1, 2016 and is only Allied Drive. “Non-same store,” as reflected in the table below, for the year ended December 31, 2016 compared to the year ended December 31, 2015, includes properties acquired after January 1, 2015, which is The Flats at Carrs Hill, Loudoun Gateway and Allied Drive. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,			Year Ended December 31,
Property operating revenue	2017	2016	Change	2016	2015	Change
Contractual rental revenue and other property income - same store portfolio	$12,621,455	$11,993,878	$627,577	$6,478,062	$6,480,786	$(2,724)
Tenant reimbursement income - same store portfolio	1,309,986	1,234,010	75,976	1,123,269	1,065,780	57,489
Property operating revenue - same store portfolio	13,931,441	13,227,888	703,553	7,601,331	7,546,566	54,765
Property operating revenue - non-same store portfolio	2,890,951	764,671	2,126,280	6,391,228	766,565	5,624,663
Total property operating revenue	16,822,392	13,992,559	2,829,833	13,992,559	8,313,131	5,679,428

Property operating expenses
Same-store portfolio	4,486,556	4,651,810	(165,254)	2,201,485	1,801,480	400,005
Non-same-store portfolio	1,010,941	278,924	732,017	2,729,249	317,369	2,411,880
Total property operating expenses	5,497,497	4,930,734	566,763	4,930,734	2,118,849	2,811,885

Net operating income
Same-store portfolio	9,444,885	8,576,078	868,807	5,399,846	5,745,086	(345,240)
Non-same-store portfolio	1,880,010	485,747	1,394,263	3,661,979	449,196	3,212,783
Total net operating income	11,324,895	9,061,825	2,263,070	9,061,825	6,194,282	2,867,543

Adjustments to property operating revenue
Straight line adjustment	502,066	836,108	(334,042)	836,108	431,065	405,043
Amortization of above- and below-market lease intangibles, net	257,819	1,816,111	(1,558,292)	1,816,111	372,391	1,443,720
Amortization of lease incentive	(103,638)	(27,542)	(76,096)	(27,542)	—	(27,542)
Adjustments to property operating expenses

Straight line rent bad debt reserves	—	(228,208)	228,208	(228,208)	—	(228,208)
Depreciation	(4,338,253)	(3,826,198)	(512,055)	(3,826,198)	(2,233,667)	(1,592,531)
Amortization	(3,721,628)	(6,803,850)	3,082,222	(6,803,850)	(2,735,138)	(4,068,712)
General and administrative expenses	(1,655,410)	(2,091,416)	436,006	(2,091,416)	(2,012,137)	(79,279)
Advisory fees	(1,723,473)	(1,175,631)	(547,842)	(1,175,631)	(607,614)	(568,017)
Acquisition related expenses	—	(158,762)	158,762	(158,762)	(603,539)	444,777
Interest expense	(3,521,184)	(2,427,110)	(1,094,074)	(2,427,110)	(1,330,601)	(1,096,509)

Marketable securities
Investment income on marketable securities	307,114	484,912	(177,798)	484,912	284,627	200,285
Net realized (loss) gain on marketable securities	(69,987)	193,285	(263,272)	193,285	12,635	180,650

Net loss	$(2,741,679)	$(4,346,476)	$1,604,797	$(4,346,476)	$(2,227,696)	$(2,118,780)

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Property Operations

Our total same store net operating income for the years ended December 31, 2017 and 2016 reflect seven of the eight properties in the portfolio. For the year ended December 31, 2017 our property operating revenue - same store portfolio increased from the same period in 2016 primarily due to contractual base rent increases, higher rents at The Flats at Carrs Hills for the current school year compared to the prior school year, higher rent for Dick's Sporting Goods, Inc. at Terra Nova Plaza compared to the previous tenant in the space, and renewals at higher rates at Anaheim Hills Office Plaza. Most of our leases contain periodic rental rate increases, which cause a consistent increase in contractual rental revenues on a cash basis. The tenant reimbursement income - same store portfolio for the year ended December 31, 2017 was higher than the same period in 2016 due to higher operating expenses in 2017 being reimbursed by tenants at Terra Nova Plaza and Commerce Corner. Additionally, tenant reimbursement income increased in 2017 due to Dick's Sporting Goods, Inc. at Terra Nova Plaza which began paying base rent and reimbursements in March 2017. For the year ended December 31, 2017, our property operating expenses - same store portfolio decreased from the same period in 2016. This property operating expense decrease was primarily driven by lower bad debt expense in the 2017 period as the 2016 period experienced the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza. This decrease was partially offset by increases in engineering expenses at Anaheim Hills, and increased water consumption at Commerce Corner.

Our non-same store property operating revenues and operating expenses for the year ended December 31, 2017 relates to the September 27, 2016 acquisition of Allied Drive.

Straight Line Rents and Related Bad Debt Reserves

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The base rental revenue is comprised of two components - the contractual cash rent, if any, plus the straight line adjustment, representing the difference between the actual contractual cash rent for the period in question and the average contractual cash rent over the lease term (the straight line rent). The straight line adjustment for the year ended December 31, 2017 decreased compared to the 2016 period. The decrease was due in part to increased contractual cash rents for various leases resulting in a decrease in the straight line adjustments. This decrease in the total straight line adjustment was additionally due to the free rent period for the lease with

Dick's Sporting Goods, Inc., a result of the lease beginning in September 2016 but cash base rent not commencing until March 1, 2017, thereby resulting in three months of free rent during 2016 compared to two months of free rent for 2017. Further, the Raytheon lease renewal in mid 2016 contained three months of free rent, for December 2016 and January and February 2017. In addition, the 2016 period was negatively impacted by bad debt reserves recognized on the straight line rent receivable from The Sports Authority, Inc. as a result of its bankruptcy filing.

Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2017, the net amount of above- and below-market lease amortization was lower than the 2016 period primarily due to the termination of The Sports Authority, Inc. lease in September 2016. In connection with the bankruptcy proceedings of The Sports Authority, Inc., on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. In September 2016, we executed a 10-year lease with Dick's Sporting Goods, Inc., which was subsequently approved by the bankruptcy court on September 26, 2016, at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. At such time, all remaining unamortized lease intangibles related to The Sports Authority, Inc. were fully amortized through the lease termination date, resulting in accelerated amortization of approximately $1,499,000 of below-market lease intangibles. The 2017 period additionally includes amortization of the lease incentive which relates to the Dick's Sporting Goods, Inc. lease that replaced The Sports Authority, Inc. lease in September 2016.

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

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the year ended December 31, 2017 decreased from the same period in 2016 primarily due to lower tax, audit and legal costs due to less activity requiring such external assistance in 2017. In addition, professional fees in 2017 are lower primarily due to less consulting fees. These decreases were slightly offset by higher appraisal and taxes during 2017. In addition, the amount for the year ended December 31, 2017 is less than the amount for the year ended December 31, 2016 due to the reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. See more detail below under "Liquidity and Capital Resources--Limits on Expense Reimbursement."

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2017 period compared to the 2016 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in a given calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2017 and 2016, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rated basis as applicable, resulting in a performance component of the advisory fee of $672,900 and $274,905, respectively.

Acquisition Related Expenses

The decrease in acquisition related expenses in the year ended December 31, 2017 compared to the same period in 2016 was due to the acquisition of Allied Drive in 2016.

Interest Expense

The increase in interest expense for the year ended December 31, 2017 over the same period in 2016 was primarily due to a greater weighted average outstanding aggregate loan balance and higher interest rates in the 2017 period. The weighted average outstanding aggregate loan balances were $91,788,000 and $73,274,000 for the years ended December 31, 2017 and 2016, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the full 2017 period as compared to the full 2016 period as we acquired Allied Drive in September 2016. The increase in interest rates in the 2017 period is primarily due to the two property specific loans we originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. In both cases, the property was released from the Wells Fargo line of credit and the proceeds of the new loan were applied to reduce the outstanding balance of the line of credit. Interest expense is greater from the property specific loans because (1) the interest rates are slightly higher than the interest rate on the Wells Fargo line of credit, and (2) there is additional amortization of financing costs associated with these fixed rate property specific loans. Further contributing to the higher interest expense for the year ended December 31, 2017 was the 1-month LIBOR rate which increased approximately 79 basis points in the past 12 months, thereby increasing the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 2.87% and 2.18% for the years ended December 31, 2017 and 2016, respectively. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The decrease in investment income for the year ended December 31, 2017 compared to the 2016 period is primarily due to certain securities providing greater distributions during 2016 as a result of special distributions principally from funds generated from asset sales. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During 2017, the REIT securities market traded within a narrow range most of the year, leading to net realized losses for the year ended December 31, 2017 driven by the timing of sales versus purchases of the same securities. During 2016, the REIT securities market generally gained ground during the first half, followed by a somewhat negative second half of the year due to expectations of a rise in interest rates as well as the uncertainty of the presidential election.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Property Operations

Our total same store net operating income for the years ended December 31, 2016 and 2015 reflect five of the eight properties in the portfolio. For the year ended December 31, 2016 our property operating revenue - same store portfolio had minimal change over the prior period as contractual base rent increases at the properties were offset by three months of free rent at Terra Nova Plaza related to the lease with Dick's Sporting Goods, Inc. The tenant reimbursement income - same store portfolio for the year ended December 31, 2016 was higher primarily due to increases in recoverable operating expenses. For the year ended December 31, 2016 our property operating expenses - same store portfolio increased from the same period in 2015. This property operating expense increase was primarily due to $317,000 of bad debt expense and $25,000 of legal costs recognized at Terra Nova Plaza related to the bankruptcy of The Sports Authority, Inc. In addition, we recognized increased real estate taxes of approximately $40,000 primarily related to Commerce Corner.

Our non-same store property operating revenues and operating expenses for the year ended December 31, 2016 relates to the September 30, 2015 acquisition of The Flats at Carrs Hill, the December 21, 2015 acquisition of Loudoun Gateway, and the September 27, 2016 acquisition of Allied Drive.

Straight Line Rents and Related Bad Debt Reserves

Straight line rent for the year ended December 31, 2016 increased compared to the 2015 period, primarily for two reasons. We recognized approximately $264,000 of straight line revenue for the year ended December 31, 2016 from the lease with Dick's Sporting Goods, Inc., as a result of the lease beginning in September 2016 but cash rent not commencing until March 1, 2017. In addition, the increase was due to our additional property acquisitions.

Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2016, the net amount of above- and below-market lease amortization was higher than the 2015 period primarily due to the termination of The Sports Authority, Inc. lease in September 2016. In connection with the bankruptcy proceedings of The Sports Authority, Inc., on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. In September 2016, we executed a 10-year lease with Dick's Sporting Goods, Inc., which was subsequently approved by the bankruptcy court on September 26, 2016, at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. At such time, all remaining unamortized lease intangibles related to The Sports Authority, Inc. were fully amortized through the lease termination date, resulting in accelerated amortization of approximately $1,499,000 of below-market lease intangibles.

Depreciation and Amortization

Depreciation on properties increased in 2016 as a result of the acquisitions of The Flats at Carrs Hill in September 2015, Loudoun Gateway in December 2015, and Allied Drive in September 2016. Amortization on properties increased in 2016 compared to the 2015 period due to the acquisitions as well as the 2016 period includes $1,898,000 in amortization expense due to the accelerated amortization of the acquired intangible lease assets related to The Sports Authority, Inc. lease.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were audit fees, legal fees, professional fees, directors and officers insurance and independent director compensation. The amount for the 2016 period is higher than 2015 primarily due to higher audit fees and other professional fees related to tax and compliance.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2016 period compared to the 2015 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital. The fixed component of the advisory fee was not earned by our advisor until our combined NAV for all share classes reached $50,000,000, which occurred on January 22, 2015.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. The performance component of the advisory fee for each share class is equal to 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to such class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. For each of the years ended December 31, 2015, 2014 and 2013, the performance component exceeded the 6% per annum hurdle for at least one of the share classes. However, our advisor waived the performance component of the advisory fee for each of the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2016, the performance component of the advisory fee was $274,905. The actual performance component that our advisor could earn in any given calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates.

Acquisition Related Expenses

The decrease in acquisition related expenses in the year ended December 31, 2016 compared to the same period in 2015 was due to fewer acquisitions in 2016. The 2016 amount related to our acquisition of Allied Drive and the 2015 amount related primarily to our acquisitions of The Flats at Carrs Hill and Loudoun Gateway. Acquisition related expenses during the year ended December 31, 2015 also included costs related to pursuit of acquisitions that we ultimately decided not to complete.

Interest Expense

The increase in interest expense for the year ended December 31, 2016 over the same period in 2015 was primarily due to a greater weighted average outstanding aggregate loan balance due to additional borrowings on our line of credit related to acquisitions which occurred in the second half of 2015 and late 2016. The weighted average outstanding balance on our line of credit was $60.1 million for the year ended December 31, 2016, as compared to $43.5 million for the year ended December 31, 2015. The increase in our weighted average balance on the Wells Fargo line of credit was attributable to our ownership of a greater number of properties during 2016 as compared to 2015. Additionally contributing to the increased interest expense in the 2016 period compared to the 2015 period is the long term property specific loans that were originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. Interest expense is greater from these loans because (1) the interest rates are slightly higher than the 2.1% - 2.4% interest rate on the Wells Fargo line of credit, and (2) there is additional amortization of financing costs associated with these fixed rate loans. Lastly, the increase in overall interest expense from 2015 to 2016 was partly due to the imputation of interest of $209,772 on our note to affiliate. Because we reached our maximum expense support of $9,200,000 from our advisor as of December 31, 2015, the repayment provisions of the expense support agreement were triggered in January 2016, causing us to impute interest on the payment stream. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future. However, as we acquire additional properties and finance a portion of those properties with borrowings under our line of credit, we expect our line of credit fees to decrease. In addition, we anticipate utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit to acquire additional properties.

Marketable Securities

The increase in investment income for the year ended December 31, 2016 compared to the 2015 period is primarily due to certain securities providing greater distributions during 2016 as a result of special distributions principally from funds generated from asset sales. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During 2016, the REIT securities market generally gained ground during the first half, followed by a somewhat negative second half of the year due to expectations of a rise in interest rates as well as the uncertainty of the presidential election. During 2015, the REIT stock sector declined generally, primarily as a result of interest rate fears, the Greek debt situation and a slowing Chinese economy, although by the end of 2015, these fears had tempered and the public REIT sector finished the year by recovering the losses and adding further gains resulting in unrealized gains.

Inflation

The real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in apartment properties, we will seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in apartment properties generally turn over on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature.

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2017:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$190,900,000	$23.51	$23.67	$23.56
Investments in real estate equity securities (2)	10,046,177	1.24	1.25	1.24
Other assets, net	4,692,779	0.56	0.59	0.51
Line of credit	(63,100,000)	(7.77)	(7.83)	(7.79)
Mortgage loans payable	(27,500,000)	(3.39)	(3.41)	(3.39)
Other liabilities, net	(3,425,766)	(0.41)	(0.43)	(0.36)
Net asset value	$111,613,190	$13.74	$13.84	$13.77

(1)    The value of our investments in real estate was approximately 11.3% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 7.9% more than their historical cost.

As of December 31, 2017, all properties were appraised by a third-party appraisal firm or our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office properties (Heritage Parkway, Anaheim Hills Office Plaza, Loudoun Gateway and Allied Drive) and the retail properties (Wallingford Plaza and Terra Nova Plaza) as of December 31, 2017. Once we own more than one property for each of the industrial and apartment property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.54%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our office property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2017 of 0.25% would yield a decrease in the total office property investment value of 1.8% and would yield a decrease in the total retail property investment value of 1.8%. Similarly, an increase in the weighted-average exit capitalization rate used as of December 31, 2017 of 0.25% would yield a decrease in the total office property investment value of 2.2% and would yield a decrease in the total retail property investment value of 2.2%.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2017.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$59,339,516	$7.31	$7.36	$7.32
Plus:
Unrealized gain on real estate investment	19,427,233	2.39	2.41	2.40
Accumulated depreciation	11,687,768	1.44	1.45	1.44
Accumulated amortization	12,695,140	1.56	1.57	1.57
Deferred costs and expenses	10,411,590	1.28	1.29	1.28
Less:
Deferred rent receivable	(1,948,057)	(0.24)	(0.24)	(0.24)
Net asset value	$111,613,190	$13.74	$13.84	$13.77
The deferred costs and expenses of $10,411,590 are initially excluded from the NAV calculation. This represents amounts payable to our advisor and dealer manager, but is less than the total amount payable to our advisor and dealer manager, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2017 were recorded as assets and as such have no impact on our NAV as of December 31, 2017, and (2) the amount payable to our advisor and dealer manager as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable to our advisor under the advisory agreement and accrued offering costs payable to our dealer manager, both of which have been deducted from our NAV as of December 31, 2017 and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor or paid to our dealer manager in accordance with the relevant agreements. For the year ended December 31, 2017, we reimbursed our advisor for $923,159 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred offering costs and expenses above additionally includes $2,238,576 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to the dealer manager. These amounts have not yet been included in the calculation of our NAV because the timing and ultimate amount of the trailing fees to be paid are unknown and dependent on factors including how long the applicable shares remain outstanding. However, under GAAP, we have incurred a liability and have estimated future trailing fees of $2,238,576 as of December 31, 2017 based on shares then outstanding, which is reflected on our most recent consolidated balance sheet.

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
MFFO
As defined by the Investment Program Association (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition related costs, straight-line rent and amortization of above- and below-market lease intangibles and lease incentives. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.
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

The following unaudited table presents a reconciliation of net loss to FFO and MFFO:

	Year Ended December 31,
	2017	2016	2015
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)

Real estate related depreciation	4,338,253	3,826,198	2,233,667
Real estate related amortization	3,721,628	6,803,850	2,735,138
NAREIT defined FFO	$5,318,202	$6,283,572	$2,741,109

Additional adjustments
Acquisition expenses	—	158,762	603,539
Straight line rents, net	(502,066)	(607,900)	(431,065)
Amortization of above- and below-market lease intangibles	(257,819)	(1,816,111)	(372,391)
Lease incentive amortization	103,638	27,542	—
IPA defined MFFO	$4,661,955	$4,045,865	$2,541,192
We believe that our FFO for the years ended December 31, 2017, 2016 and 2015, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle. In addition, FFO for the year ended December 31, 2016 includes $1,499,234 of below market intangible lease income for The Sports Authority, Inc. in relation to its lease termination.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through

December 31, 2017, we raised $128,344,306 from the sales of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

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

On March 6, 2015, we entered into a secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the Wells Fargo line of credit. Upon closing, we borrowed $43,426,851which was used to fully repay and retire the Regions line of credit. The Wells Fargo line of credit had a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the Wells Fargo line of credit was based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit had an initial maximum capacity of $75 million, but could be expanded up to a maximum capacity of $150 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. On September 27, 2016, we expanded the maximum capacity of the Wells Fargo line of credit by $25,000,000 to a maximum capacity of $100,000,000. As of December 31, 2017, the outstanding balance and weighted average interest rate under the Wells Fargo line of credit were $63,100,000 and 3.16%, respectively.

The Wells Fargo line of credit had as co-borrowers certain wholly-owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the Wells Fargo line of credit was based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit were used to fund acquisitions, redeem shares pursuant to our redemption plan and for other corporate purposes. The Wells Fargo line of credit agreement contained customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2017, we were in compliance with all covenants.

On February 27, 2018, we entered into an amended and restated secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the revised Wells Fargo line of credit. The revised Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the revised Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The revised Wells Fargo line of credit has an initial maximum capacity of $100 million, but could be expanded up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the revised Wells Fargo line of credit being syndicated. On the date of closing, the outstanding balance and weighted average interest rate under the revised Wells Fargo line of credit were $62,400,000 and 3.2%, respectively.

The revised Wells Fargo line of credit has as co-borrowers certain wholly-owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the revised Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the revised Wells Fargo line of credit. Proceeds from the revised Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The revised Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of the date of closing, we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, our advisor agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the "Deferred O&O"). These costs amounted to $4,618,318, and are being reimbursed to our advisor on a pro rata basis over a 60-month period that started January 3, 2014. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs with respect to our initial public offering to exceed 15% of the gross proceeds raised from our initial public offering at any time. As of December 31, 2017, the organization and offering costs paid by our advisor did not exceed the 15% limit. Through December 31, 2017, we have reimbursed RREEF America for $3,690,102 for Deferred O&O.

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates that are not incurred under the expense support agreement, as discussed below. Costs eligible for reimbursement, if they were not incurred under the expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2017, our advisor incurred $267,942 of these expenses, of which $58,874 was payable to our advisor as of December 31, 2017.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. As of December 31, 2015, our advisor has incurred $9,200,000 in expense payments, the maximum expense payments allowed under the expense support agreement. While receiving expense support, we continued to incur and pay certain fees and property level expenses, including acquisition related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor. We have not received any expense support from our advisor under the expense support agreement since January 1, 2016.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that commencing with the quarter ended June 30, 2014, which was the fourth full quarter after the quarter in which we made our first investment, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, our total operating expenses were $3,339,537, which did not exceed the 2%/25% guidelines. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $3,260,955, which exceeded the 2%/25% Guidelines by $149,133, and RREEF America reimbursed the Company for such excess amount in the first quarter of 2017.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through December 31, 2017, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Through December 31, 2017, our dealer manager has incurred on our behalf $465,754 of offering costs. Also, through June 30, 2016, our former dealer manager had paid on our behalf $1,618,114 in offering costs. The total organization and offering costs paid by our advisor, the dealer manager and the former dealer manager did not cause us to exceed the 15% limitation as of December 31, 2017 with respect to the initial public offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on public offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on public offering. The total organization and offering costs paid by our advisor and the dealer manager did not cause us to exceed the 15% limitation as of December 31, 2017 with respect to the follow-on public offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Cash flow provided by operating activities during the years ended December 31, 2017 and 2016 was $4,079,826 and $4,935,400, respectively. This decrease is due to deferred leasing cost payments of $1,600,000 to Dick's Sporting Goods, Inc. in connection with its lease at Terra Nova Plaza. The payments represent reimbursements for improvements that Dick's Sporting Goods, Inc. made to the space. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows. Increasing the cash flow from operating activities for the year ended December 31, 2017 compared to 2016 were additional operating cash flows from Allied Drive acquired in September 2016 as well as higher cash rents resulting from new or renewed leases at higher rental rates and contractual rental rate increases. The operating cash flow increases were partially offset by decreases due to higher debt service costs as a result of higher debt balances and higher interest rates on the property specific loans. Cash interest expense was approximately $1,113,000 greater for the year ended December 31, 2017 compared to 2016.

Cash flow used in investing activities during the years ended December 31, 2017 and 2016 was $1,501,082 and $33,894,787, respectively. During 2016 we acquired Allied Drive. During the 2017 period we invested an additional $1,000,000 into our real estate securities portfolio.

Cash flow used in financing activities was $1,630,147 for the year ended December 31, 2017. We received proceeds of $15,780,040 in our offerings and paid $3,125,710 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2017 were $5,226,996. Of the total distributions declared for the year ended December 31, 2017, $2,242,229 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions that resulted in payments by us of $9,199,710, after deductions for any applicable 2% short-term trading discounts. Lastly, we made net repayments of $2,100,000 against our outstanding balance on the Wells Fargo line of credit.

Cash flow provided by financing activities was $28,515,773 for the year ended December 31, 2016. We received proceeds of $27,604,469 in our offering. We paid $5,705,461 in offering costs inclusive of reimbursements to our advisor and our former dealer manager. We borrowed $36,600,000 from our Wells Fargo line of credit to finance the acquisition of Allied Drive and to fund redemptions. We originated two property specific loans totaling $27,500,000 ($14,500,000 from Nationwide on The Flats at Carrs Hill and for $13,000,000 from Hartford on Commerce Center) and used the proceeds along with proceeds of our offerings to repay $43,900,000 outstanding under the Wells Fargo line of credit. In connection with the origination of the two property specific loans and the expansion of our Wells Fargo line of credit to a maximum capacity of $100,000,000, we paid $462,883 in financing costs. Cash distributions to stockholders paid during the year ended December 31, 2016 were $4,470,040. Of the total distributions declared for the year ended December 31, 2016, $1,882,139 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions that resulted in payments by us of $10,282,451, after deductions for any applicable 2% short-term trading discounts.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

Cash flow provided by operating activities during the years ended December 31, 2016 and 2015 was $4,935,400 and $2,850,008, respectively. This increase is due to the operating cash flow from the additional properties acquired and a full year of operations for properties acquired in 2015, somewhat offset by increased interest expense as a result of higher debt balances.

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

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2017 and ending on December 31, 2017 for each share of Class A, Class I and Class T common stock outstanding. The table below shows the details of the distributions for 2017:

	Three Months Ended				Year Ended December 31, 2017
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00183555	$0.00183207	$0.00185445	$0.00186845
Distributions paid or payable in cash	$716,755	$742,522	$772,986	$771,149	$3,003,412
Distributions reinvested	518,614	541,538	578,604	603,473	2,242,229
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$1,374,622	$5,245,641

Source of Distributions:
Cash flow from operations	$716,755	$742,522	$772,986	$771,149	$3,003,412
Reinvested via the distribution reinvestment plan	518,614	541,538	578,604	603,473	2,242,229
Total Sources of Distributions	$1,235,369	$1,284,060	$1,351,590	$1,374,622	$5,245,641

Net Cash Provided by Operating Activities:	$1,257,312	$836,845	$763,444	$1,222,225	$4,079,826

Funds From Operations:	$1,625,824	$1,463,574	$1,030,991	$1,197,813	$5,318,202

For the year ended December 31, 2017, we made payments of $1,600,000 to Dick's Sporting Goods, Inc. in accordance with its lease at Terra Nova Plaza to reimburse it for certain improvements it made to the space prior to opening its store. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows, thereby reducing our cash flow from operations during the period. As a result, our distributions were covered 77.8% by our cash flow from operations and 22.2% from borrowings.

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

Redemptions

For details on our redemptions for the years ended December 31, 2017, 2016 and 2015, please see Note 8 to our consolidated financial statements contained within this Form 10-K. As of December 31, 2017, we had no unfulfilled redemption requests.

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
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value of the real estate investment is lower than its carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by us from our independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell.
Effective January 1, 2018, we have adopted FASB Accounting Standards Update, or ASU, 2017-01, which provides additional guidance as to whether transactions qualify as acquisitions (or dispositions) of a business or an asset. Under ASU 2017-01, we expect that most of our real estate acquisitions will qualify as assets and not businesses, resulting in transaction costs being capitalized to the balance sheet instead of being expensed. Each transaction will need to be evaluated based on its own merits.
Investments in Marketable Securities
In accordance with our investment guidelines as approved by our board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. We determine the appropriate classification for these securities at the time of purchase and reevaluate such designation as of each balance sheet date. From our inception and through December 31, 2017, we classified our investments in marketable securities as available-for-sale as we intend to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Unrealized gains and losses are reported in accumulated other comprehensive loss.
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
Effective January 1, 2018, we have adopted FASB ASU 2016-01. Among other changes which generally will not impact our consolidated financial statements, under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01, which includes our investments in real estate securities, will be measured at fair value, with changes in fair value recognized in net earnings. As a result, we will record, on January 1, 2018, the amount of net unrealized gain on our investments in marketable securities as of December 31, 2017 in earnings via a cumulative effect adjustment. As of December 31, 2017, our net unrealized gain on its investments in marketable securities was $735,639.
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

Effective January 1, 2018, we have adopted FASB ASU 2014-09. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. We have evaluated our various revenue streams and the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements.
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

Included in offering costs are certain distribution fees and dealer manager fees paid on a trailing basis, computed daily as a percentage of the NAV of specified classes of our common stock, which we refer to as trailing fees. At each reporting date, we accrue an estimate for the amount of trailing fees that ultimately may be paid on the outstanding shares. Such estimate reflects our assumptions for certain variables, including future redemptions with respect to each offering, share price appreciation and the total gross proceeds to be raised during the currently effective offering. In addition, the estimated accrual for future trailing fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid in capital.
Certain Accounting Pronouncements Effective in the Future
We refer you to Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements for a discussion of the potential impact on us from certain accounting pronouncements that become effective in the future.
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to maintain our qualification as a REIT, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2017. Also see Notes 6 and 7 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Wells Fargo Bank (1)	$63,100,000	$63,100,000		$—	$—
Note Payable with Nationwide Life Insurance	14,500,000	—	—	—	14,500,000
Note Payable with Hartford Life Insurance Company	13,000,000	—	—	—	13,000,000
Note to Affiliate, net of unamortized discount	7,440,247	—	—	—	7,440,247
Deferred O&O (2)	928,216	928,216		—	—
Total	$98,968,463	$64,028,216	$—	$—	$34,940,247

(1)
The Wells Fargo credit facility was scheduled to mature on March 6, 2018. On February 27, 2018, we entered into an amended and restated line of credit with Wells Fargo Bank, which, among other changes to its terms and provisions, extended the maturity date to February 27, 2021.

(2) Repayments to our advisor of organization and offering costs pursuant to the expense support agreement and the advisory agreement are limited to 15% of the proceeds raised in our initial offering.
Off Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2017, we had $63,100,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.16%, representing approximately 50.7% a loan-to-cost ratio with respect to the six real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $315,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2017, we owned $10,046,177 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2017 would result in a change of $1,004,618 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2018 Proxy Statement") relating to our 2018 annual meeting of stockholders (our “2018 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2018.
On February 14, 2018, our board of directors determined to hold the 2018 Annual Meeting on May 10, 2018.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 39 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed on February 17, 2017.
3.2
Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company's initial Registration Statement on Form S-11, Commission File No. 333-180356 (the "Initial Registration Statement"), filed November 29, 2012.

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

10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed September 21, 2012.
10.5*	RREEF Property Trust, Inc. Second Amended and Restated Incentive Plan.
10.6*	RREEF Property Trust, Inc. Amended and Restated Independent Director Compensation Plan.
10.7*	Form of Independent Director Restricted Stock Award Certificate.
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

10.25
Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of February 27, 2018, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2018.

10.26
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 11, 2015.

10.27
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

10.29
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

10.31
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

10.34
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.35
Purchase and Sale Agreement by and between Greater Boston Musculoskeletal Center Real Estate Company, LLC and RREEF America L.L.C., effective as of August 31, 2016, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.36
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

10.38
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
ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ James N. Carbone
Name:	James N. Carbone
Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2018

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

Name	Title	Date

/s/ JAMES N. CARBONE	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
James N. Carbone

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2018
Eric M. Russell

/s/ W. TODD HENDERSON	Chairman of the Board	March 7, 2018
W. Todd Henderson

/s/ MARC L. FELICIANO	Director	March 7, 2018
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 7, 2018
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 7, 2018
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 7, 2018
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 7, 2018
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III, real estate and accumulated depreciation (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP

We have served as the Company’s auditor since 2012.
San Francisco, California
March 7, 2018

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $11,476,041 and $7,224,763, respectively	92,160,948	96,237,173
Furniture, fixtures and equipment, less accumulated depreciation of $211,727 and $124,752, respectively	239,225	270,260
Acquired intangible lease assets, less accumulated amortization of $15,510,271 and $11,703,672, respectively	21,285,063	25,091,662
Total investment in real estate assets, net	150,923,848	158,837,707
Investment in marketable securities	10,046,177	8,609,212
Total investment in real estate assets and marketable securities, net	160,970,025	167,446,919
Cash and cash equivalents	2,441,853	1,493,256
Receivables, net of allowance for doubtful accounts of $9,586 and $1,133, respectively	2,615,939	1,857,590
Deferred leasing costs, net of amortization of $201,108 and $47,159, respectively	1,833,527	1,872,817
Prepaid and other assets	1,454,988	1,518,865
Total assets	$169,316,332	$174,189,447
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$63,022,061	$64,677,532
Mortgage loans payable, net	27,254,431	27,219,106
Accounts payable and accrued expenses	768,049	2,409,307
Due to affiliates	4,375,191	4,844,917
Note to affiliate, net of unamortized discount of $1,509,753 and $1,652,108, respectively	7,440,247	7,297,892
Acquired below-market lease intangibles, less accumulated amortization of $3,016,239 and $2,623,139, respectively	5,667,516	6,060,616
Distributions payable	258,542	239,897
Other liabilities	1,190,779	1,168,665
Total liabilities	109,976,816	113,917,932
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,666,927 and 3,646,919 issued and outstanding, respectively	36,670	36,469
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 4,352,050 and 3,780,836 issued and outstanding, respectively	43,521	37,809
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 71,316 and 4,043 issued and outstanding, respectively	713	40
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	86,813,276	79,994,729
Deficit	(28,290,303)	(20,302,983)
Accumulated other comprehensive income	735,639	505,451
Total stockholders' equity	59,339,516	60,271,515
Total liabilities and stockholders' equity	$169,316,332	$174,189,447
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental and other property income	$15,130,969	$15,102,464	$8,050,514
Tenant reimbursement income	2,347,670	1,514,772	1,066,073
Investment income on marketable securities	307,114	484,912	284,627
Total revenues	17,785,753	17,102,148	9,401,214
Expenses
General and administrative expenses	1,655,410	2,091,416	2,012,137
Property operating expenses	5,497,497	5,158,942	2,118,849
Advisory expenses	1,723,473	1,175,631	607,614
Acquisition related expenses	—	158,762	603,539
Depreciation	4,338,253	3,826,198	2,233,667
Amortization	3,721,628	6,803,850	2,735,138
Total operating expenses	16,936,261	19,214,799	10,310,944
Operating income (loss)	849,492	(2,112,651)	(909,730)
Interest expense	(3,521,184)	(2,427,110)	(1,330,601)
Net realized (loss) gain upon sale of marketable securities	(69,987)	193,285	12,635
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)

Basic and diluted net loss per share of Class A common stock	$(0.34)	$(0.63)	$(0.45)
Basic and diluted net loss per share of Class I common stock	$(0.36)	$(0.64)	$(0.45)
Basic and diluted net loss per share of Class T common stock	$(0.41)	$(0.69)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)
Other comprehensive income (loss):
Reclassification of previous unrealized loss (gain) on marketable securities into net realized (loss) gain	69,987	(193,285)	(12,635)
Unrealized gain on marketable securities	160,201	3,296	118,593
Total other comprehensive income (loss)	230,188	(189,989)	105,958
Comprehensive loss	$(2,511,491)	$(4,536,465)	$(2,121,738)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2014	—	$—	1,808,602	$18,087	1,900,362	$19,004	—	$—	—	$—	—	$—	$39,016,222	$(6,035,150)	$589,482	$33,607,645
Issuance of common stock	—	—	1,285,930	12,859	1,240,727	12,407	—	—	—	—	—	—	32,556,460	—	—	32,581,726
Issuance of common stock through the distribution reinvestment plan	—	—	56,794	568	48,103	481	—	—	—	—	—	—	1,341,526	—	—	1,342,575
Redemption of common stock	—	—	(73,780)	(738)	(274,878)	(2,749)	—	—	—	—	—	—	(4,390,460)	—	—	(4,393,947)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,176,159)	—	(3,176,159)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(284,584)	—	—	(284,584)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(5,478,803)	—	—	(5,478,803)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,227,696)	105,958	(2,121,738)
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$62,760,361	$(11,439,005)	$695,440	$52,076,715
Issuance of common stock	—	—	1,190,235	11,902	896,677	8,967	4,043	40	—	—	—	—	27,602,560	—	—	27,623,469
Issuance of common stock through the distribution reinvestment plan	—	—	88,710	887	54,459	545	—	—	—	—	—	—	1,880,707	—	—	1,882,139
Redemption of common stock	—	—	(709,572)	(7,096)	(84,614)	(846)	—	—	—	—	—	—	(10,274,509)	—	—	(10,282,451)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,517,502)	—	(4,517,502)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(428,711)	—	—	(428,711)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,407,559)	—	—	(3,407,559)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,346,476)	(189,989)	(4,536,465)
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
Issuance of common stock	—	—	205,285	2,053	894,612	8,946	70,900	709	—	—	—	—	15,971,332	—	—	15,983,040
Issuance of common stock through the distribution reinvestment plan	—	—	94,370	944	71,018	710	416	4	—	—	—	—	2,240,571	—	—	2,242,229
Redemption of common stock	—	—	(279,647)	(2,796)	(394,416)	(3,944)	(4,043)	(40)	—	—	—	—	(9,192,930)	—	—	(9,199,710)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,245,641)	—	(5,245,641)
Dealer - manager fees	—	—	—	—	—	—	—	—	—	—	—	—	(530,923)	—	—	(530,923)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,669,503)	—	—	(1,669,503)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,741,679)	230,188	(2,511,491)
Balance, December 31, 2017	—	$—	3,666,927	$36,670	4,352,050	$43,521	71,316	$713	—	$—	—	$—	$86,813,276	$(28,290,303)	$735,639	$59,339,516
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,338,253	3,826,198	2,233,667
Net realized loss (gain) upon sale of marketable securities	69,987	(193,285)	(12,635)
Amortization of intangible lease assets and liabilities	3,567,448	5,015,281	2,362,747
Amortization of deferred financing costs	479,854	375,065	372,071
Allowance for doubtful accounts	8,453	1,133	—
Straight line rent	(502,066)	(607,900)	(431,065)
Amortization of discount on note to affiliate	142,355	209,772	—
Changes in assets and liabilities:
Receivables	(72,801)	(59,727)	(140,554)
Deferred leasing costs	(112,260)	(242,141)	—
Prepaid and other assets	54,633	150,297	(474,991)
Accounts payable and accrued expenses	(1,639,268)	327,044	(473,689)
Other liabilities	95,604	(96,022)	544,416
Due to affiliates	391,313	576,161	1,097,737
Net cash provided by operating activities	4,079,826	4,935,400	2,850,008
Cash flows from investing activities:
Investment in real estate and related assets	—	(33,761,415)	(48,954,401)
Improvements to real estate assets	(230,992)	(125,014)	(4,177)
Investment in marketable securities	(15,898,115)	(13,653,232)	(11,757,605)
Proceeds from sale of marketable securities	14,628,025	13,644,874	9,653,838
Net cash used in investing activities	(1,501,082)	(33,894,787)	(51,062,345)
Cash flows from financing activities:
Proceeds from line of credit	3,250,000	36,600,000	92,926,851
Proceeds from mortgage loans payable	—	27,500,000	—
Repayment of line of credit	(5,350,000)	(43,900,000)	(68,826,851)
Proceeds from issuance of common stock	15,780,040	27,604,469	32,581,726
Payment of offering costs	(3,125,710)	(5,705,461)	(1,607,660)
Repayment of note to affiliate	—	(250,000)	—
Distributions to investors	(5,226,996)	(4,470,040)	(3,070,769)
Redemption of common stock	(9,199,710)	(10,282,451)	(4,393,947)
Common stock issued through the distribution reinvestment plan	2,242,229	1,882,139	1,342,575
Deferred financing costs	—	(462,883)	(922,105)
Net cash (used in) provided by financing activities	(1,630,147)	28,515,773	48,029,820
Net increase (decrease) in cash and cash equivalents	948,597	(443,614)	(182,517)
Cash and cash equivalents, beginning of period	1,493,256	1,936,870	2,119,387
Cash and cash equivalents, end of period	$2,441,853	$1,493,256	$1,936,870

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2017	2016	2015
Distributions declared and unpaid	$258,542	$239,897	$192,435
Accrued deferred financing costs	—	—	2,572
Unrealized gain (loss) on marketable securities	230,188	(189,989)	105,958
Purchases of marketable securities not yet paid	102,526	106,915	11,639
Proceeds from sale of marketable securities not yet received	73,269	84,333	17,611
Proceeds from issuance of common stock not yet received	222,000	19,000	—
Discount on note to affiliate	—	1,861,880	—
Accrued offering costs not yet paid	986,212	1,066,334	2,481,188

Supplemental Cash Flow Disclosures:
Interest paid	$2,811,794	$1,698,712	$869,195
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$34,000,000	$48,950,000
Prepaid and other assets assumed	—	(7,055)	75,832
Other liabilities assumed	—	(231,530)	(71,431)
Investment in real estate and related assets	$—	$33,761,415	$48,954,401

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, is the limited partner of the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the proceeds to the Operating Partnership.
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
On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Registration Statement"). Pursuant to the Initial Registration Statement, the Company offered for sale up to $2,250,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Public Offering”). On May 30, 2013, RREEF America, L.L.C., a Delaware limited liability company ("RREEF America"), the Company's sponsor and advisor, purchased $10,000,000 of the Company's Class I common stock, $0.01 par value per share ("Class I Shares"), in the Initial Public Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations. Initially, the Company offered to the public two classes of shares of its common stock, Class A common stock, $0.01 par value per share ("Class A Shares") and Class I Shares, in any combination of Class A Shares and Class I Shares with a dollar value up to the maximum offering amount.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000,000 in Class D shares (the "Private Offering" and together with the Initial Public Offering and the Follow-On Public Offering (defined below), the "Offerings").

On January 27, 2016, the Company filed articles supplementary and articles of amendment to its articles of incorporation to (a) add a newly-designated Class T common stock, $0.01 par value per share ("Class T shares") and (b) add a newly-designated Class N common stock, $0.01 par value per share ("Class N shares"). On February 1, 2016, the Company filed an amendment to the Initial Registration Statement to add the Class T shares to the Initial Public Offering, and that amendment to the Initial Registration Statement was declared effective by the SEC on February 9, 2016. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account, as amended (see Note 8), having incurred a maximum of 8.5% of underwriting compensation), Class T shares owned in a stockholder's Class T account for a given offering will automatically convert to Class N shares.
On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “Dealer Manager Agreement”) with Deutsche AM Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America. The Company had engaged SC Distributors, Inc., an entity unaffiliated with the Company or its advisor, as its dealer manager for the Initial Public Offering. Also see Note 7.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

On July 12, 2016, the SEC declared effective the Company's registration statement on form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company offered for sale up to $2,100,000,000 of shares of its Class A shares, Class I shares or Class T shares in its primary offering and up to $200,000,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on offering (the "Follow-On Public Offering"). The Company's Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.
Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, T and D shares only, applicable selling commissions. Each class of shares may have a different NAV per share because of certain class-specific fees and expenses, such as a performance fee. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2017.
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
December 31, 2017

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
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2017 and 2016, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly-traded REITs and other real estate operating companies. The Company determines the appropriate classification for these securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2017 and 2016, the Company classified its investments in marketable securities as available-for-sale as the Company intends to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Through December 31, 2017, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). Beginning January 1, 2018, the Company has adopted Accounting Standards Update ("ASU") 2016-01 as described below under Recent Accounting Pronouncements.
Any non-temporary decline in the market value of an available-for-sale security below cost results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and considers whether evidence indicating the cost of the investment being recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

changes in value subsequent to period end and forecasted performance of the investee. As of December 31, 2017, none of the Company's investments in marketable securities were impaired.
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
Deferred Financing Costs
Deferred financing costs are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company capitalizes these costs and amortizes them using a method which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. The unamortized portion of deferred financing costs is reflected as a reduction of the outstanding debt balance on the consolidated balance sheets.
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
Revenue Recognition
Rental revenue from real estate investments is recognized on a straight-line basis over the terms of the related leases. The differences between rental revenue earned from real estate investments and amounts due under the respective lease agreements are amortized or accreted, as applicable, to deferred rent receivable. Rental revenue will also include amortization of above- and below-market leases, as well as amortization of lease incentives. Revenues relating to lease termination fees for the termination of an entire lease will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectability is reasonably assured. Also included in rental revenue are tenant reimbursements of certain operating expenses determined in accordance with the terms of the lease agreements.
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
December 31, 2017

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum on the NAV of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"); provided, however, that the Class I shares owned by RREEF America do not incur a dealer manager fee on a trailing basis. The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid in the future on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2017, the Company has accrued $2,238,576 in Trailing Fees estimated to be payable in the future with respect to the Initial Public Offering and the Follow-On Public Offering.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company’s REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to the Company’s stockholders, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. The Tax Cuts and Jobs Act signed into law by the President of the United States in December 2017 did not change the above provisions related to qualification as a REIT.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Through December 31, 2017, the Company has not had any Real Estate Loan investments.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 7), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. From the Company’s inception through December 31, 2017, the Company has not issued any participating securities.
Concentration of Credit Risk
As of December 31, 2017 and 2016, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. The Company adopted ASU 2014-09, as amended, on its effective of January 1, 2018, using the cumulative effect adjustment method in the period of adoption. The Company has evaluated the impact of ASU 2014-09 on its consolidated financial statements and concluded the impact will not be material.

In January 2016, FASB issued ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Although ASU 2016-01 retains many current requirements, it significantly revises an entity’s accounting related to investments in equity securities, excluding those accounted for under the equity method of accounting or those that result in consolidation of the investee. Under ASU 2016-01, investments in equity securities that fall within the scope of ASU 2016-01 will be measured at fair value, with changes in fair value recognized in net earnings. Since the Company's inception, it has accounted for its investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted ASU 2016-01 on its effective date of January 1, 2018, which requires the Company to record, on January 1, 2018, the amount of net unrealized gain on its investments in marketable securities as of December 31, 2017 in earnings via a cumulative effect adjustment. As of December 31, 2017, the Company's net unrealized gain on its investments in marketable securities was $735,639.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to the Company in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

coupon debt instruments, such as the Company's note to affiliate on its consolidated balance sheet as of December 31, 2017. During the year ended December 31, 2016, the Company made one payment of $250,000 to its advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, would be included in cash flows from operating activities. Under current GAAP, the entire payment of $250,000 was reported as a financing activity. The Company adopted ASU 2016-15 on its effective date of January 1, 2018. ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. Accordingly, the adoption of ASU 2016-15 will impact the Company's consolidated cash flow statement for the 2016 period in its annual filing on Form 10-K for the year ending December 31, 2018. Aside from the reclassification related to the aforementioned payment to RREEF America under the note to affiliate, the Company's adoption of ASU 2016-15 will not have a material impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the current implementation guidance, real estate has broadly been interpreted to be a business, which requires, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. The Company adopted ASU 2017-01 on its effective date of January 1, 2018. Adoption of ASU 2017-01 will not have an impact on the Company's consolidated financial statements. Acquisitions of real estate investments after January 1, 2018 will be evaluated based on ASU 2017–01 and may result in the capitalization of acquisition related costs for those acquisitions deemed to be asset acquisitions.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Common area maintenance reimbursements within a real estate lease under ASU 2016-02 are considered a non-lease component and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, the FASB has recently issued a proposed ASU which, if adopted in its current form,, then for real estate leases in place at the date of adoption of ASU 2016-02, common area maintenance reimbursements will continue to be accounted for under the current guidance of ASC Topic 840 until such leases expire or are amended. Accordingly, only real estate leases entered into after the date of adoption of ASU 2016-02 would require an evaluation of the common area maintenance reimbursements as non-lease components under ASU 2014-09. However, under the proposed ASU recently issued by the FASB, if adopted in its current form, a lessor of real estate may be able to elect a practical expedient to group common area maintenance reimbursements with the lease components as a single component of the lease if specified conditions are met. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of December 31, 2017, the Company is not a lessee under any lease contracts. As of December 31, 2017, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02, as amended, when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

Correction of Immaterial Error

During 2017, the Company identified an immaterial presentation and disclosure error related to net loss per share.  Previously, the Company had not been applying the two-class method for reporting net loss per share.  The Company has determined that reporting net loss per share under the two-class method is appropriate.  The net loss per share disclosed on the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 has been presented using the two-class method for each class of common stock which had shares outstanding for the periods presented.  The net loss per share for the years ended December 31, 2016 and 2015 were previously calculated without the use of the two-class method and were reported as net losses per share of $0.63 and $0.45, respectively, for all classes of outstanding shares combined. Note 9 within this annual report on Form 10-K discloses the application of the two-class method, including the calculation of net loss per share for each class of common stock which had shares outstanding during the relevant periods.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at December 31, 2017 and 2016 approximated its fair value of $63,100,000 and $65,200,000 respectively. See Note 6 - Line of Credit. The Company estimated the fair value of it's mortgage loans payable at $26,610,378 and $25,942,141 as of December 31, 2017 and 2016, respectively.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,400,000 and $2,600,000 as of December 31, 2017 and 2016, respectively.
The Company's financial instruments, other than the line of credit, mortgage loans payable and note to affiliate, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES

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
The Company allocated the purchase price of the Company's properties to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

2016 Allied Drive
Land	$5,483,925
Building and improvements	19,807,646
Acquired in-place leases	8,861,624
Acquired above-market leases	2,022
Acquired below-market leases	(155,217)
Total purchase price	$34,000,000

	Loudoun Gateway	Flats at Carrs Hill	2015 Total
Land	$2,042,441	$3,143,752	$5,186,193
Building and improvements	9,974,457	21,389,609	31,364,066
Furniture, fixtures and equipment	—	361,724	361,724
Acquired in-place leases	9,707,433	2,104,915	11,812,348
Acquired above-market leases	225,669	—	225,669
Total purchase price	$21,950,000	$27,000,000	$48,950,000
The Company recorded revenues and net income related to the properties acquired during the years ended December 31, 2016 and 2015, as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenues	$768,546	$776,026
Net loss	$(153,687)	(1,165,400)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2017 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2018	$3,476,302	$108,941	$(391,631)
2019	2,340,724	82,806	(377,119)
2020	2,240,795	80,570	(361,691)
2021	2,215,528	80,584	(357,348)
2022	2,061,297	29,607	(357,348)
Thereafter	8,548,351	19,558	(3,822,379)
Total	$20,882,997	$402,066	$(5,667,516)

Weighted average remaining amortization period (in years)	10.8	4.5	15.8
NOTE 5 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2017 and 2016, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2017 and 2016 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	December 31, 2017	December 31, 2016
Marketable securities—cost	$9,310,538	$8,103,761
Unrealized gains	832,651	652,417
Unrealized losses	(97,012)	(146,966)
Net unrealized gain	735,639	505,451
Marketable securities—fair value	$10,046,177	$8,609,212

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2017, marketable securities sold generated proceeds of $14,616,961 resulting in gross realized gains of $533,478 and gross realized losses of $603,465. During the year ended December 31, 2016, marketable securities sold generated proceeds of $13,711,596 resulting in gross realized gains of $894,812 and gross realized losses of $701,527. During the year ended December 31, 2015, marketable securities sold generated proceeds of $9,643,988 resulting in gross realized gains of $425,130 and gross realized losses of $412,495.

NOTE 6 — NOTES PAYABLE

Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit had a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. On February 27, 2018, the Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including revising the maturity date to February 27, 2021. See Note 17.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

The interest rate under the Wells Fargo Line of Credit was based on the 1-month LIBOR with a spread of 170 to 190 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit had an initial maximum capacity of $75,000,000 and was expandable by the Company up to a maximum capacity of $150,000,000 upon satisfaction of specified conditions. Each requested expansion must have been for at least $25,000,000 and may have resulted in the Wells Fargo Line of Credit being syndicated. In connection with the acquisition of Allied Drive, the Company expanded the Wells Fargo Line of credit to a maximum capacity of $100,000,000. As of December 31, 2017, the outstanding balance and weighted average interest rate were $63,100,000 and 3.16%, respectively.

At any point in time, the borrowing capacity under the Wells Fargo Line of Credit was based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 11% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit were used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and other corporate purposes. As of December 31, 2017, the Company's borrowing capacity was $69,900,795.

The Wells Fargo Line of Credit agreement contained customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2017.

Nationwide Life Insurance Loan

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Nationwide Loan"). Proceeds of $14,500,000 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Nationwide Loan carries a fixed interest rate of 3.63%% and requires monthly interest-only payments of $43,862 during the entire term.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

The following is a reconciliation of the carrying amounts of the line of credit and mortgage loans payable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Line of credit	$63,100,000	$65,200,000
Deduct: Deferred financing costs, less accumulated amortization	(77,939)	(522,468)
Line of credit, net	$63,022,061	$64,677,532

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(245,569)	(280,894)
Mortgage loans payable, net	$27,254,431	$27,219,106

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

2.
The performance component is calculated for each class of common stock on the basis of the total return to stockholders and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, RREEF America will receive 25% of the excess total return (the portion above the 6% per annum hurdle) allocable to that class; provided, however, that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.

The fees earned by RREEF America for the years ended December 31, 2017, 2016 and 2015 are shown below. As the Company's combined NAV reached $50,000,000 on January 22, 2015, RREEF America commenced earning the fixed component of the advisory fee as of that date. Prior to that date, no fixed component of the advisory fee was earned by RREEF America. RREEF America waived the performance component earned for the year ended December 31, 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	December 31, 2017	December 31, 2016	December 31, 2015
Fixed component	$1,050,573	$900,726	607,614
Performance component	672,900	274,905	—
	$1,723,473	$1,175,631	$607,614

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
For the years ended December 31, 2017 and 2016, RREEF America incurred $267,942 and $276,633 in reimbursable operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2017 and 2016, the Company had a payable to RREEF America of $58,874 and $72,200, respectively, for operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of Deferred O&O is payable to RREEF America within 30 days. For the years ended December 31, 2017 and 2016, the Company reimbursed RREEF America $923,159 and $925,687, respectively.
The amount of Deferred O&O payable to RREEF America is as follows:

	December 31, 2017	December 31, 2016
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(3,690,102)	(2,766,943)
Remaining Deferred O&O reimbursable to RREEF America	$928,216	$1,851,375

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
December 31, 2017

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the years ended December 31, 2017 and 2016, the Company amortized $142,355 and $209,772, respectively, of the discount on the Note to Affiliate into interest expense.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into the new dealer manager Agreement (the "Dealer Manager Agreement") with Deutsche AM Distributors, Inc., and affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of December 31, 2017 and 2016, the Company has accrued $67,279 and $60,515, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,238,576 and $2,352,711, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. We also pay the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the year ended December 31, 2017, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $122,801. For the six months ended December 31, 2016, which were the first six months of the engagement of the Dealer Manager, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $6,145.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2017 and 2016, the Dealer Manager incurred $315,622 and $150,132, respectively, in such costs on behalf of the Company, which was payable to the Dealer Manager and included in due to affiliates on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.
Reimbursement Limitations

Organization and Offering costs
The Company will not reimburse RREEF America for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public Offering to exceed 15% of the gross proceeds from such public Offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the total underwriting compensation with respect to a public Offering to exceed 10% of the gross proceeds from the primary portion of such public Offering. Through June 30, 2016, which was the end of the Initial Public Offering, the Company had raised $102,831,442 in gross proceeds from the Initial Public Offering. A summary of the Company's total organization and offering costs for the Initial Public Offering is shown below.

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, December 31, 2017 and 2016	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,355,890 and $2,010,409 of accrued trailing fees for the Initial Public Offering as of December 31, 2017 and 2016, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

As of December 31, 2017, in the Follow-On Public Offering, the Company had raised $25,512,863 in gross proceeds and incurred total organization and offering costs of $3,170,780, including estimated accrued Trailing Fees payable in the future of $882,686.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, commencing with the quarter ended June 30, 2014, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2017, total operating expenses of the Company were $3,339,537, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $3,260,955, which exceeded the 2%/25% Guidelines by $149,133, and RREEF America reimbursed the Company for such excess amount in the first quarter of 2017.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2017 and 2016, the Company owed RREEF America and the Dealer Manager the following amounts:

	December 31, 2017	December 31, 2016
Deferred O&O	$928,216	$1,851,375
Reimbursable under the advisory agreement	58,874	72,200
Reimbursable under Dealer Manager Agreement	315,622	150,132
Advisory fees	766,624	357,985
Accrued Trailing Fees	2,305,855	2,413,225
Due to affiliates	$4,375,191	$4,844,917

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,509,753)	(1,652,108)
Note to Affiliate, net of unamortized discount	$7,440,247	$7,297,892

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
December 31, 2017

Common Stock	No. of Authorized Shares
Class A shares	200,000,000
Class I shares	200,000,000
Class T shares	250,000,000
Class D shares	50,000,000
Class N shares	300,000,000
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and annual distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class T shares are subject to selling commissions of up to 3% of the purchase price, an upfront dealer manager fee of 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years (assuming the maximum selling commission was charged at purchase). The number of authorized shares of each class of common stock was not changed in this amendment. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

Class N shares are not sold in the primary portion of a public Offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public Offering has incurred a specified amount of commissions, dealer manager fees and distribution fees, not to exceed 8.5% of the investor's purchase price of the Class T shares purchased in the primary portion of such public Offering; (ii) the total underwriting compensation from whatever source with respect to a public Offering exceeds 10% of the gross proceeds from the primary portion of such public Offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets.

Prior to February 16, 2017, Class T shares were subject to selling commissions of up to 3% of the purchase price, an upfront dealer manager fee of 2.75% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately four years (assuming the maximum selling commission was charged at purchase).

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company's distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, may incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company's common stock in cash.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

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

During the years ended December 31, 2017, 2016 and 2015, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, borrowings on the Wells Fargo Line of Credit or offering proceeds. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Total for year ended December 31, 2017	Shares		Weighted Average Share Price	Amount
Class A	279,647		$13.48	$3,769,850
Class I	394,416		13.61	5,368,042
Class T	4,043	*	15.29	61,818
* Repurchased in private transactions.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

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

NOTE 9 - NET LOSS PER SHARE

The Company computes net earnings or loss per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 7) which may impact the net earnings or loss of each class of common stock differently. The calculated performance component for years ended December 31, 2017, 2016 and 2015, and the impact on each class of common stock, are shown below. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	Year Ended December 31, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(978,373)	$(1,086,451)	$(3,955)
Allocation of performance fees	(283,358)	(387,354)	(2,188)
Total Numerator	$(1,261,731)	$(1,473,805)	$(6,143)
Denominator - weighted average number of common shares outstanding	3,678,616	4,084,980	14,871
Basic and diluted net loss per share:	$(0.34)	$(0.36)	$(0.41)

	Year Ended December 31, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,084,671)	$(1,984,511)	$(2,389)
Allocation of performance fees	(115,515)	(158,985)	(405)
Total Numerator	$(2,200,186)	$(2,143,496)	$(2,794)
Denominator - weighted average number of common shares outstanding	3,511,189	3,342,490	4,024
Basic and diluted net loss per share:	$(0.63)	$(0.64)	$(0.69)

	Year Ended December 31, 2015
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,115,192)	$(1,112,504)	$—
Allocation of performance fees	—	—	—
Total Numerator	$(1,115,192)	$(1,112,504)	$—
Denominator - weighted average number of common shares outstanding	2,497,916	2,491,893	—
Basic and diluted net loss per share:	$(0.45)	$(0.45)	$—

NOTE 10 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions with a daily record date, payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT beginning the year ended December 31, 2013. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

Shown below are details of the Company's distributions for 2017, 2016 and 2015.

	Three Months Ended				Total
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445	$0.00186845
Distributions paid or payable in cash	$716,755	$742,522	$772,986	771,149	$3,003,412
Distributions reinvested	518,614	541,538	578,604	603,473	2,242,229
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$1,374,622	$5,245,641
Class A shares issued upon reinvestment	23,567	23,806	23,649	23,348	94,370
Class I shares issued upon reinvestment	15,152	16,611	18,986	20,269	71,018
Class T shares issued upon reinvestment	—	—	17	399	416

	Three Months Ended				Total
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Declared daily distribution rate, before adjustment for class-specific fees	$0.00179534	$0.00177203	$0.00181182	$0.00182234
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$699,572	$2,635,363
Distributions reinvested	407,009	457,276	504,020	513,834	1,882,139
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$1,213,406	$4,517,502
Class A shares issued upon reinvestment	18,860	21,726	24,151	23,973	88,710
Class I shares issued upon reinvestment	12,476	13,284	14,159	14,540	54,459

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	Three Months Ended				Total
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Declared daily distribution rate, before adjustment for class-specific fees	$0.00175668	$0.00176456	$0.00173533	$0.00173613
Distributions paid or payable in cash	$294,197	$455,114	$524,375	$559,898	$1,833,584
Distributions reinvested	358,056	310,384	311,644	362,491	1,342,575
Distributions declared	$652,253	$765,498	$836,019	$922,389	$3,176,159
Class A shares issued upon reinvestment	11,126	13,684	15,386	16,598	56,794
Class I shares issued upon reinvestment	16,669	10,679	9,204	11,551	48,103
NOTE 11 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2017, 2016 and 2015:

Characterization	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Ordinary income	19.2608%	22.9152%	20.6151%
Capital gain distribution	—	1.5666	0.4423
Nondividend distributions (return of capital)	80.7392	75.5182	78.9426
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $42,198, $6,221 and $28,549 for the years ended December 31, 2017, 2016 and 2015, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2017 and 2016, the Company has no assets or liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

NOTE 12 — RENTALS UNDER OPERATING LEASES

All leases at the Company's properties have been classified as operating leases. The Company's rental and other property income from its real estate investments for the years ended December 31, 2017, 2016 and 2015 is comprised of the following:

	2017	2016	2015
Rental revenue	$14,474,722	$12,477,787	$7,247,058
Straight line revenue	502,066	836,108	431,065
Above- and below-market lease amortization, net	257,819	1,816,111	372,391
Lease incentive amortization	(103,638)	(27,542)	—
Rental and other property income	$15,130,969	$15,102,464	$8,050,514
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases as of December 31, 2017 are as follows:

2018	$13,455,959
2019	10,083,947
2020	9,174,449
2021	9,177,899
2022	7,905,155
Thereafter	34,003,871
$83,801,280
As of December 31, 2017 and 2016, the Company owned four office properties, two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. As of December 31, 2015, the Company owned three office properties, two retail properties and one industrial property with a total of fourteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenants representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2017, 2016 and 2015 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Flats at Carrs Hill, Athens, GA	17.3%	17.3%	7.6%
Loudoun Gateway, Sterling, VA	17.1	18.1	1.0
Allied Drive, Dedham, MA	16.6	4.6	—
Anaheim Hills Office Plaza, Anaheim, CA	12.6	12.9	22.2
Terra Nova Plaza, Chula Vista, CA	12.4	22.3	24.5
Commerce Corner, Logan Township, NJ	10.4	10.6	19.1
Heritage Parkway, Woodridge, IL	7.2	7.5	13.7
Wallingford Plaza, Seattle, WA	6.4	6.7	11.9
Total	100.0%	100.0%	100.0%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Orbital ATK Inc. - Loudoun Gateway	17.1%	18.1%	1.0%
New England Baptist Hospital - Allied Drive	14.0	3.9	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	8.3	8.5	15.2
Allstate Insurance Company - Heritage Parkway	7.2	7.5	13.7
Bed Bath & Beyond, Inc. - Terra Nova Plaza	6.4	6.7	12.2
Performance Food Group, Inc. - Commerce Corner	6.3	6.5	11.6
The Sports Authority, Inc. - Terra Nova Plaza (1)	—	14.1	12.4
Total	59.3%	65.3%	66.1%

(1) On March 2, 2016, The Sports Authority, Inc., a tenant at Terra Nova Plaza, declared bankruptcy and on June 29, 2016, Dick's Sporting Goods, Inc. won the right at auction to assume and/or negotiate a new lease for the space occupied by The Sports Authority, Inc. On September 2, 2016, the Company entered into a 10-year lease with Dick's Sporting Goods, Inc. for the space previously occupied by The Sports Authority, Inc. On September 26, 2016, the lease with Dick's Sporting Goods, Inc. was formally approved by the court administering the bankruptcy proceedings of The Sports Authority, Inc., at which time Dick's Sporting Goods, Inc. became the tenant, effectively terminating the lease with The Sports Authority, Inc. In connection therewith, all outstanding receivables related to The Sports Authority, Inc., including $315,548 of accounts receivable and $228,208 of deferred rent receivable which were previously reserved, were fully written off. In addition, the Company also fully amortized the remaining acquired intangible lease assets and acquired below-market lease intangible related to The Sports Authority, Inc. lease, the effect of which added approximately $1,897,869 to amortization expense and approximately $1,499,234 to rental and other property income on the Company's consolidated statement of operations for the year ended December 31, 2016. The additional acquired below-market lease revenue of $1,499,234 is included in the concentration tables above.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2017, 2016 and 2015 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	December 31, 2017	December 31, 2016	December 31, 2015
Orbital ATK Inc. - Loudoun Gateway	18.6%	20.3%	21.6%
New England Baptist Hospital - Allied Drive	10.6	12.0	—
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	9.4	10.3	11.0
Allstate Insurance Company - Heritage Parkway	8.9	9.8	10.4
Total	47.5%	52.4%	43.0%

NOTE 13 — SEGMENT INFORMATION

For the years ended December 31, 2017, 2016 and 2015, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2017, and 2016 and net loss for the years ended December 31, 2017, 2016 and 2015.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2017	$150,923,848	$10,046,177	$160,970,025

Reconciliation to total assets of December 31, 2017
Carrying value per reportable segments			$160,970,025
Corporate level assets			8,346,307
Total assets			$169,316,332

Carrying value as of December 31, 2016	$158,837,707	$8,609,212	$167,446,919

Reconciliation to total assets of December 31, 2016
Carrying value per reportable segments			$167,446,919
Corporate level assets			6,742,528
Total assets			$174,189,447

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2017
Revenues
Rental and other property income	$15,130,969	$—	$15,130,969
Tenant reimbursement income	2,347,670	—	2,347,670
Investment income on marketable securities	—	307,114	307,114
Total revenues	17,478,639	307,114	17,785,753
Operating expenses
Property operating expenses	5,497,497	—	5,497,497
Total segment operating expenses	5,497,497	—	5,497,497
Operating income - Segments	$11,981,142	$307,114	$12,288,256

Year Ended December 31, 2016
Revenues
Rental and other property income	$15,102,464	$—	$15,102,464
Tenant reimbursement income	1,514,772	—	1,514,772
Investment income on marketable securities	—	484,912	484,912
Total revenues	16,617,236	484,912	17,102,148
Operating expenses
Property operating expenses	5,158,942	—	5,158,942
Total segment operating expenses	5,158,942	—	5,158,942
Operating income - Segments	$11,458,294	$484,912	$11,943,206

Year Ended December 31, 2015
Revenues
Rental and other property income	$8,050,514	$—	$8,050,514
Tenant reimbursement income	1,066,073	—	1,066,073
Investment income on marketable securities	—	284,627	284,627
Total revenues	9,116,587	284,627	9,401,214
Operating expenses
Property operating expenses	2,118,849	—	2,118,849
Total segment operating expenses	2,118,849	—	2,118,849
Operating income - Segments	$6,997,738	$284,627	$7,282,365

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	Year Ended December 31,
Reconciliation to net loss	2017	2016	2015
Operating income - Segments	$12,288,256	$11,943,206	$7,282,365
General and administrative expenses	(1,655,410)	(2,091,416)	(2,012,137)
Advisory expenses	(1,723,473)	(1,175,631)	(607,614)
Acquisition related expenses	—	(158,762)	(603,539)
Depreciation	(4,338,253)	(3,826,198)	(2,233,667)
Amortization	(3,721,628)	(6,803,850)	(2,735,138)
Operating income (loss)	849,492	(2,112,651)	(909,730)
Interest expense	(3,521,184)	(2,427,110)	(1,330,601)
Net realized gain (loss) upon sale of marketable securities	(69,987)	193,285	12,635
Net loss	$(2,741,679)	$(4,346,476)	$(2,227,696)

NOTE 14 — ECONOMIC DEPENDENCY
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
NOTE 15 — COMMITMENTS AND CONTINGENCIES
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017, 2016 and 2015.

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues from real estate investments	$4,334,333	$4,314,974	$4,359,945	$4,469,387
Investment income on marketable securities	43,876	76,980	84,836	101,422
Total revenues	4,378,209	4,391,954	4,444,781	4,570,809
Operating expenses	(3,991,176)	(4,054,288)	(4,497,226)	(4,393,571)
Interest expense	(825,479)	(886,455)	(910,512)	(898,738)
Net realized (loss) gain upon sale of marketable securities	54,702	(6,906)	(25,389)	(92,394)
Net loss	$(383,744)	$(555,695)	$(988,346)	$(813,894)
Weighted average number of common shares outstanding - basic and diluted Class A	3,650,176	3,699,115	3,677,266	3,687,513
Weighed average number of common shares outstanding - basic and diluted Class I	3,827,801	4,008,144	4,240,550	4,257,000
Weighted average number of common shares outstanding - basic and diluted Class T(1)	1,662	—	6,982	54,264
Basic and diluted net loss per share - Class A	$(0.05)	$(0.07)	$(0.12)	$(0.10)
Basic and diluted net loss per share - Class I	$(0.05)	$(0.08)	$(0.13)	$(0.10)
Basic and diluted net loss per share - Class T(1)	$(0.05)	$—	$(0.10)	$(0.10)
(1) There were no Class T Shares outstanding at any point during the quarter ended June 30, 2017.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues from real estate investments	$3,594,295	$3,544,749	$5,110,510	$4,367,682
Investment income on marketable securities	190,516	73,813	100,314	120,269
Total revenues	3,784,811	3,618,562	5,210,824	4,487,951
Operating expenses	(4,534,041)	(4,297,957)	(6,153,150)	(4,229,651)
Interest expense	(565,707)	(550,654)	(541,561)	(769,188)
Net realized gain (loss) upon sale of marketable securities	(94,945)	223,991	243,689	(179,450)
Net loss	$(1,409,882)	$(1,006,058)	$(1,240,198)	$(690,338)
Weighted average number of common shares outstanding - basic and diluted Class A	3,306,184	3,444,743	3,634,486	3,655,393
Weighed average number of common shares outstanding - basic and diluted Class I	3,067,537	3,308,240	3,408,307	3,581,521
Weighted average number of common shares outstanding - basic and diluted Class T	2,513	4,043	4,043	4,043
Basic and diluted net loss per share - Class A	$(0.22)	$(0.15)	$(0.17)	$(0.10)
Basic and diluted net loss per share - Class I	$(0.22)	$(0.15)	$(0.18)	$(0.10)
Basic and diluted net loss per share - Class T	$(0.22)	$(0.15)	$(0.22)	$(0.11)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

	For the Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues from real estate investments	$2,050,233	$2,053,027	$2,109,836	$2,903,491
Investment income on marketable securities	47,045	59,747	68,310	109,525
Total revenues	2,097,278	2,112,774	2,178,146	3,013,016
Operating expenses	(2,227,469)	(1,985,045)	(2,493,627)	(3,604,803)
Interest expense	(462,448)	(258,315)	(249,343)	(360,495)
Net realized (loss) gain upon sale of marketable securities	179,304	(83,104)	(71,771)	(11,794)
Net loss	$(413,335)	$(213,690)	$(636,595)	$(964,076)
Weighted average number of common shares outstanding - Class A	1,996,297	2,347,582	2,682,994	2,952,254
Weighted average number of common shares outstanding - Class I	2,138,581	2,424,044	2,568,039	2,828,490
Basic and diluted net loss per share - Class A	$(0.10)	$(0.04)	$(0.12)	$(0.17)
Basic and diluted net loss per share - Class I	$(0.10)	$(0.04)	$(0.12)	$(0.17)

NOTE 17 — SUBSEQUENT EVENTS

On January 3, 2018, the Company announced that its board of directors declared a cash distribution equal to $0.00189004 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2018 through March 31, 2018.

On February 27, 2018, the Company, as guarantor, and certain of the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit has a three-year term maturing February 27, 2021. The Company will have two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. The Revised Wells Fargo Line of Credit has an initial maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $200,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Revised Wells Fargo Line of Credit being syndicated.
Upon closing, the Company's outstanding balance on Revised Wells Fargo Line of Credit was $62,400,000. The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined. Upon closing, the weighted average interest rate on the outstanding balance was 3.2%.
The borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lessor of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company’s redemption plan and for any other general corporate purposes. Upon closing, the Company's borrowing capacity was $76,890,875.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2017

The Revised Wells Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the collateral pool at all times, and that collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. As of the date of closing, the Company was in compliance with all financial covenants.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2017

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2017 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$6,739,080	$2,310,684	$10,989,316	$—	$13,300,000	$(4,513,466)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(E)	6,455,130	3,713,306	9,014,642	—	12,727,948	(1,412,753)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	13,000,000	3,396,680	16,353,320	—	19,750,000	(2,341,525)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	9,565,960	6,519,531	11,980,469	119,009	18,619,009	(3,827,987)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	11,970,070	10,628,293	11,221,707	—	21,850,000	(1,968,451)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500,000	3,143,752	23,856,248	241,175	27,241,175	(4,537,669)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	11,124,530	2,042,441	19,907,559	—	21,950,000	(3,893,287)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	17,245,230	5,483,925	28,516,075	—	34,000,000	(1,686,662)	2013	9/27/2016	5 - 40
Total Investments in Real Estate		$90,600,000	$37,238,612	$131,839,336	$360,184	$169,438,132	$(24,181,800)

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2017 for federal income tax purposes was approximately $172,300,000 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2017	2016	2015
	Balance at January 1	$169,207,139	$135,082,125	$86,127,948
	Acquisitions	—	34,000,000	48,950,000
	Additions	230,993	125,014	4,177
	Balance at December 31	$169,438,132	$169,207,139	$135,082,125

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2017	2016	2015
	Balance at January 1	$16,430,048	$7,635,728	$3,039,314
	Depreciation and amortization expense	7,751,752	8,794,320	4,596,414
	Balance at December 31	$24,181,800	$16,430,048	$7,635,728

(E)    Encumbrance of $63,100,000 is from the line of credit that is secured by the properties listed above.
(F)    Includes gross intangible lease assets of $36,795,334 and gross intangible lease liabilities of $8,683,755.
(G)    Commerce Corner has an encumbrance of $13,000,000 from Hartford Life Insurance Company.
(H)    Flats at Carrs Hill has an encumbrance of $14,500,000 from Nationwide Life Insurance Company.