Form 10-Q
period 2018-03-31
RREEF Property Trust, Inc.
filed 2018-05-15
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 10, 2018, the registrant had 3,692,081 shares of Class A common stock, $.01 par value, outstanding, 4,772,663 shares of Class I common stock, $.01 par value, outstanding, 106,612 shares of Class T common stock, $.01 par value, outstanding, and no shares of Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $12,545,630 and $11,476,041, respectively	91,098,044	92,160,948
Furniture, fixtures and equipment, less accumulated depreciation of $231,007 and $211,727, respectively	222,195	239,225
Acquired intangible lease assets, less accumulated amortization of $16,430,086 and $15,510,271, respectively	20,365,248	21,285,063
Total investment in real estate assets, net	148,924,099	150,923,848
Investment in marketable securities	10,821,218	10,046,177
Total investment in real estate assets and marketable securities, net	159,745,317	160,970,025
Cash and cash equivalents	2,833,458	2,441,853
Receivables, net of allowance for doubtful accounts of $6,233 and $9,586, respectively	2,066,839	2,615,939
Deferred leasing costs, net of amortization of $240,922 and $201,108, respectively	2,124,813	1,833,527
Prepaid and other assets	1,753,370	1,454,988
Total assets	$168,523,797	$169,316,332
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$61,921,863	$63,022,061
Mortgage loans payable, net	27,263,262	27,254,431
Accounts payable and accrued expenses	1,334,905	768,049
Due to affiliates	3,705,244	4,375,191
Note to affiliate, net of unamortized discount of $1,473,732 and $1,509,753, respectively	7,476,268	7,440,247
Acquired below market lease intangibles, less accumulated amortization of $3,114,286 and $3,016,239, respectively	5,569,469	5,667,516
Distributions payable	269,821	258,542
Other liabilities	1,089,655	1,190,779
Total liabilities	108,630,487	109,976,816
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,681,060 and 3,666,927 issued and outstanding, respectively	36,811	36,670
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 4,593,620 and 4,352,050 issued and outstanding, respectively	45,937	43,521
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 91,250 and 71,316 issued and outstanding, respectively	912	713
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	90,028,095	86,813,276
Deficit	(30,218,445)	(28,290,303)
Accumulated other comprehensive income	—	735,639
Total stockholders' equity	59,893,310	59,339,516
Total liabilities and stockholders' equity	$168,523,797	$169,316,332
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental and other property income	$3,824,997	$3,797,133
Tenant reimbursement income	678,523	537,200
Investment income on marketable securities	88,852	43,876
Total revenues	4,592,372	4,378,209
Expenses
General and administrative expenses	511,005	383,130
Property operating expenses	1,412,493	1,351,130
Advisory fees	279,455	247,348
Depreciation	1,088,869	1,081,321
Amortization	906,804	928,247
Total operating expenses	4,198,626	3,991,176
Net realized (loss) gain upon sale of marketable securities	(253,480)	54,702
Net unrealized loss on investment in marketable securities	(500,518)	—
Operating (loss) income	(360,252)	441,735
Interest expense	(903,550)	(825,479)
Net loss	$(1,263,802)	$(383,744)

Basic and diluted net loss per share of Class A common stock	$(0.15)	$(0.05)
Basic and diluted net loss per share of Class I common stock	$(0.15)	$(0.05)
Basic and diluted net loss per share of Class T common stock	$(0.15)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,263,802)	$(383,744)
Other comprehensive loss for the three months ended March 31, 2017:
Reclassification of previous unrealized gain on marketable securities into net realized loss	—	(54,702)
Unrealized loss on marketable securities for the three months ended March 31, 2017	—	(21,231)
Total other comprehensive loss for the three months ended March 31, 2017	—	(75,933)
Comprehensive loss	$(1,263,802)	$(459,677)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$36,670	4,352,050	$43,521	71,316	$713	—	$—	—	$—	$86,813,276	$(28,290,303)	$735,639	$59,339,516
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	—	—	—	—	—	—	—	—	—	—	735,639	(735,639)	—
Balance, January 1, 2018, as adjusted	—	—	3,666,927	36,670	4,352,050	43,521	71,316	713	—	—	—	—	86,813,276	(27,554,664)	—	59,339,516
Issuance of common stock	—	—	55,887	559	273,546	2,736	19,256	192	—	—	—	—	4,839,713	—	—	4,843,200
Issuance of common stock through the distribution reinvestment plan	—	—	22,714	227	21,479	215	678	7	—	—	—	—	619,019	—	—	619,468
Redemption of common stock	—	—	(64,468)	(645)	(53,455)	(535)	—	—	—	—	—	—	(1,621,913)	—	—	(1,623,093)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,399,979)	—	(1,399,979)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(622,000)	—	—	(622,000)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,263,802)	—	(1,263,802)
Balance, March 31, 2018	—	$—	3,681,060	$36,811	4,593,620	$45,937	91,250	$912	—	$—	—	$—	$90,028,095	$(30,218,445)	$—	$59,893,310

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,263,802)	$(383,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,088,869	1,081,321
Net realized loss (gain) upon sale of marketable securities	253,480	(54,702)
Net unrealized loss on marketable securities	500,518	—
Amortization of intangible lease assets and liabilities	861,582	889,924
Amortization of deferred financing costs	101,613	118,441
Allowance for doubtful accounts	(3,353)	653
Straight line rent	555,830	(310,895)
Amortization of discount on note to affiliate	36,021	35,331
Changes in assets and liabilities:
Receivables	(58,382)	17,026
Deferred leasing costs	—	(1,000)
Prepaid and other assets	(286,382)	(239,199)
Accounts payable and accrued expenses	271,643	143,281
Other liabilities	(135,873)	129,429
Due to affiliates	(602,134)	(168,554)
Net cash provided by operating activities	1,319,630	1,257,312
Cash flows from investing activities:
Improvements to real estate assets	(8,933)	(50,774)
Investment in marketable securities	(5,565,108)	(2,833,935)
Proceeds from sale of marketable securities	3,986,668	2,794,954
Net cash used in investing activities	(1,587,373)	(89,755)
Cash flows from financing activities:
Repayments of line of credit	(700,000)	—
Proceeds from issuance of common stock	4,905,200	2,383,619
Payment of financing costs	(492,980)	—
Payment of offering costs	(660,547)	(604,617)
Distributions to investors	(1,388,700)	(1,227,421)
Redemption of common stock	(1,623,093)	(869,654)
Common stock issued through the distribution reinvestment plan	619,468	518,614
Net cash provided by financing activities	659,348	200,541
Net increase in cash and cash equivalents	391,605	1,368,098
Cash and cash equivalents, beginning of period	2,441,853	1,493,256
Cash and cash equivalents, end of period	$2,833,458	$2,861,354

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2018	2017
Distributions declared and unpaid	$269,821	$247,846
Net unrealized loss on marketable securities, three months ended March 31, 2017	—	75,933
Purchases of marketable securities not yet paid	66,639	140,602
Proceeds from sale of marketable securities not yet received	86,783	129,913
Proceeds from issuance of common stock not yet received	153,483	25,000
Redemption of common stock not yet paid	—	115,044
Accrued offering costs not yet paid	462,336	338,724
Supplemental Cash Flow Disclosures:
Interest paid	$742,555	$626,188

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
March 31, 2018
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2018 except for the adoption of Accounting Standards Updates ("ASU") noted below in Note 2. The interim financial data as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments and Lease Intangibles

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the previous implementation guidance, real estate was broadly interpreted to be a business, which required, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. The Company adopted ASU 2017-01 on its effective date of January 1, 2018, which did not have an impact on the Company's consolidated financial statements. Acquisitions of real estate investments after January 1, 2018 will be evaluated based on ASU 2017-01 and may result in the capitalization of acquisition related costs for those acquisitions deemed to be asset acquisitions.

Investments in Marketable Securities

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which improves certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Since the Company's inception and prior to adoption of ASU 2016-01, it has accounted for its investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. Beginning January 1, 2018, the net unrealized change in the fair value of the Company's investments in marketable securities is recorded in earnings as part of operating income or loss.

The Company adopted ASU 2016-01 using a modified retrospective approach that resulted in recording, on January 1, 2018, a cumulative effect adjustment of $735,639 of net unrealized gain on its investments in marketable securities as of December 31, 2017 into deficit in the accompanying consolidated financial statements.

The Company has reclassified the $54,702 of net realized gain upon sale of marketable securities on the accompanying consolidated statement of operations for the three months ended March 31, 2017 to include it in

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

operating income or loss for comparative purposes. This reclassification has not changed the Company's net loss for the three months ended March 31, 2017.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2018 and December 31, 2017, the Company has accrued $2,284,367 and $2,238,576, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. The Company adopted ASU 2014-09, as amended, on its effective of January 1, 2018, using the cumulative effect adjustment method in the period of adoption. The adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements.

Net Earnings or Loss Per Share

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. Since the Company’s inception, the Company has not issued any participating securities.

Concentration of Credit Risk

As of March 31, 2018 and December 31, 2017, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Common area maintenance reimbursements within a real estate lease under ASU 2016-02 are considered a non-lease component and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, based on recent interpretations, for real estate leases in place at the date of adoption of ASU 2016-02, common area maintenance reimbursements will continue to be accounted for under the current guidance of ASC Topic 840 until such leases expire or are amended. Accordingly, only real estate leases entered into after the date of adoption of ASU 2016-02 would require an evaluation of the common area maintenance reimbursements as non-lease components under ASU 2014-09. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of March 31, 2018, the Company is not a lessee under any lease contracts. As of March 31, 2018, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02 when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

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
March 31, 2018
(Unaudited)

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $62,400,000 and $63,100,000 at March 31, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $26,231,379 and $26,610,378 as of March 31, 2018 and December 31, 2017, respectively.
The fair value of the Company's note to affiliate is determined using Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,400,000 as of March 31, 2018 and December 31, 2017.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate property during the three months ended March 31, 2018 and 2017.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2018 and 2017, the Company owned four office properties, two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's rental and other property income from its real estate investments for the three months ended March 31, 2018 and 2017 is comprised of the following:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Rental revenue	$4,335,607	$3,447,915
Straight-line revenue	(555,830)	310,895
Above- and below-market lease amortization, net	70,775	63,878
Lease incentive amortization	(25,555)	(25,555)
Rental and other property income	$3,824,997	$3,797,133
Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three months ended March 31, 2018 and 2017 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

	Percent of actual gross rental revenues
Property	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Allied Drive, Dedham, MA	17.4%	16.5%
Loudoun Gateway, Sterling, VA	17.2	18.3
Flats at Carrs Hill, Athens, GA	16.8	17.2
Anaheim Hills Office Plaza, Anaheim, CA	12.7	12.1
Terra Nova Plaza, Chula Vista, CA	12.2	11.9
Commerce Corner, Logan Township, NJ	10.4	10.2
Total	86.7%	86.2%

	Percent of actual gross rental revenues
Tenant	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Orbital ATK Inc. - Loudoun Gateway	17.2%	18.3%
New England Baptist Hospital - Allied Drive	14.7	13.9
Total	31.9%	32.2%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of March 31, 2018 and 2017 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2018	March 31, 2017
Orbital ATK Inc. - Loudoun Gateway	20.3%	18.7%
New England Baptist Hospital - Allied Drive	11.3	10.7
Total	31.6%	29.4%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of March 31, 2018 and December 31, 2017, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2017 were available-for-sale securities and none were considered impaired on an other-than-temporary basis. Pursuant to ASU 2016-01 adopted by the Company (see Note 2), beginning on January 1, 2018, changes in fair value of the Company's investments in marketable securities are recorded in earnings.

	March 31, 2018	December 31, 2017
Marketable securities—cost	$10,586,097	$9,310,538
Unrealized gains	457,318	832,651
Unrealized losses	(222,197)	(97,012)
Net unrealized gain	235,121	735,639
Marketable securities—fair value	$10,821,218	$10,046,177

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2018 and 2017, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

generated proceeds of $4,000,182 and $2,840,534, respectively, resulting in gross realized gains of $79,180 and $137,206, respectively, and gross realized losses of $332,660 and $82,504, respectively.

NOTE 7 — NOTES PAYABLE
Wells Fargo Line of Credit

On March 6, 2015, the Company, as guarantor, and the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a secured revolving line of credit arrangement (the “Wells Fargo Line of Credit”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit had a three-year term set to mature on March 6, 2018 with two one-year extension options exercisable by the Company upon satisfaction of certain conditions and payment of applicable extension fees. As of December 31, 2017, the outstanding balance was $63,100,000 and the weighted average interest rate was 3.16%. As of December 31, 2017, the maximum borrowing capacity was $69,900,795, and the Company was in compliance with all covenants.

On February 27, 2018, the Company, as guarantor, and certain of the wholly-owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit has a three-year term maturing February 27, 2021. The Company has two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees.
The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $200,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of March 31, 2018, the outstanding balance was $62,400,000 and the weighted average interest rate was 3.38%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2018, the Company's maximum borrowing capacity was $75,186,201.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2018.

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
March 31, 2018
(Unaudited)

Hartford Life Insurance Loan

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

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loans payable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Line of credit	$62,400,000	$63,100,000
Deduct: Deferred financing costs, less accumulated amortization	(478,137)	(77,939)
Line of credit, net	$61,921,863	$63,022,061

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(236,738)	(245,569)
Mortgage loans payable, net	$27,263,262	$27,254,431
Aggregate future principal payments of mortgage loans payable as of March 31, 2018 are as follows:

Year	Amount
Remainder of 2018	$—
2019	253,331
2020	262,106
2021	271,185
2022	280,578
Thereafter	26,432,800
Total	$27,500,000

NOTE 8 — RELATED PARTY ARRANGEMENTS

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
Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee comprised of two components as described below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

1.
The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV of the outstanding shares of each class of common stock for such day. The fixed component of the advisory fee is payable monthly in arrears.

2.
The performance component is calculated for each class of common stock on the basis of the total return to stockholders and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of March 31, 2018 to not be sufficiently probable to warrant recognition of the calculated performance component as of March 31, 2018 in the Company's consolidated financial statements. The fixed component earned by RREEF America, and the calculated performance component recognized by the Company, for the three months ended March 31, 2018 and 2017, are shown below.

	Three Months Ended March 31,
	2018	2017
Fixed component	$279,455	$247,348
Performance component	—	—
	$279,455	$247,348

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

For the three months ended March 31, 2018 and 2017, RREEF America incurred $82,138 and $64,951 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2018 and December 31, 2017, the Company had a payable to RREEF America of $128,336 and $58,874, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended March 31, 2018 and 2017, the Company reimbursed RREEF America $227,628 and $227,628, respectively.
The amount of Deferred O&O payable to RREEF America is shown below.

	March 31, 2018	December 31, 2017
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(3,917,730)	(3,690,102)
Remaining Deferred O&O reimbursable to RREEF America	$700,588	$928,216

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America exceed $9,200,000. As of December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. The balance of $9,200,000 in Expense Payments consisted of $3,775,369 in organization and offering costs related to the Company's initial public offering, $195,450 of offering costs for the Private Offering and $5,229,181 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
In accordance with the Expense Support Agreement, the Company was to reimburse RREEF America $250,000 per quarter (the "Quarterly Reimbursement"), representing a non-interest bearing note due to RREEF America ("Note to Affiliate") which was subject to the imputation of interest. In accordance therewith, on January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

an interest rate of 1.93%. For the three months ended March 31, 2018 and 2017, the Company amortized $36,021 and $35,331, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc. (formerly known as Deutsche Distributors, Inc.), an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of March 31, 2018 and December 31, 2017, the Company has accrued $69,469 and $67,279, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,284,367 and $2,238,576, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. We also pay the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with our Offerings, as applicable. For the three months ended March 31, 2018 and 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $33,133 and $17,062, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2018 and 2017, the Dealer Manager incurred $103,000 and $66,203, respectively, in such costs on behalf of the Company. As of March 31, 2018 and December 31, 2017, the Company had payable to the Dealer Manager $425,145 and $315,622, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, March 31, 2018 and December 31, 2017	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,218,323 and $1,355,890 of estimated accrued Trailing Fees payable in the future as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, in the Follow-On Public Offering, the Company had raised $30,975,531 in gross proceeds and incurred total organization and offering costs of $3,792,781, including estimated accrued Trailing Fees payable in the future of $1,066,044.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2018, total operating expenses of the Company were $3,494,075 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2018 and December 31, 2017, the Company owed its affiliates the following amounts:

	March 31, 2018	December 31, 2017
Deferred O&O	$700,588	$928,216
Reimbursable under the Advisory Agreement	128,336	58,874
Reimbursable under the Dealer Manager Agreement	425,145	315,622
Advisory fees	97,339	766,624
Accrued Trailing Fees	2,353,836	2,305,855
Due to affiliates	$3,705,244	$4,375,191

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,473,732)	(1,509,753)
Note to Affiliate, net of unamortized discount	$7,476,268	$7,440,247

NOTE 9 — CAPITALIZATION

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
March 31, 2018
(Unaudited)

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
March 31, 2018
(Unaudited)

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

During the three months ended March 31, 2018 and 2017, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the line of credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2018	Shares	Weighted Average Share Price	Amount
Class A	64,468	$13.72	$884,603
Class I	53,455	13.82	738,490
Class T	—	—	—

Three Months Ended March 31, 2017	Shares		Weighted Average Share Price	Amount
Class A	31,107		$13.34	$413,761
Class I	37,851		13.45	509,119
Class T	4,043	*	15.29	61,818
* Repurchased in Private Transactions

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
March 31, 2018
(Unaudited)

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

NOTE 10 - NET LOSS PER SHARE

The Company computes net earnings or loss per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net earnings or loss of each class of common stock differently. The calculated performance component for three months ended March 31, 2018 and 2017, and the impact on each class of common stock, are shown below. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock.
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

	Three Months Ended March 31, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(565,922)	$(685,707)	$(12,173)
Allocation of performance fees	—	—	—
Total Numerator	$(565,922)	$(685,707)	$(12,173)
Denominator - weighted average number of common shares outstanding	3,686,669	4,467,002	79,305
Basic and diluted net loss per share:	$(0.15)	$(0.15)	$(0.15)

	Three Months Ended March 31, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(187,273)	$(196,386)	$(85)
Allocation of performance fees	—	—	—
Total Numerator	$(187,273)	$(196,386)	$(85)
Denominator - weighted average number of common shares outstanding	3,650,176	3,827,801	1,662
Basic and diluted net loss per share:	$(0.05)	$(0.05)	$(0.05)

NOTE 11 — DISTRIBUTIONS

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
March 31, 2018
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
Shown below are details of the Company's distributions for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00183555
Distributions paid or payable in cash	$780,511	$716,755
Distributions reinvested	619,468	518,614
Distributions declared	$1,399,979	$1,235,369
Class A Shares issued upon reinvestment	22,714	23,567
Class I Shares issued upon reinvestment	21,479	15,152
Class T Shares issued upon reinvestment	678	—

Shown below are details by share class of the Company's distributions for the three months ended March 31, 2018 and 2017 .

	Three Months Ended
	March 31, 2018	March 31, 2017
Class A	$593,300	$572,184
Class I	794,033	662,918
Class T	12,646	267
Distributions declared	$1,399,979	$1,235,369

NOTE 12 — INCOME TAXES

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $6,700 and $1,256 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 13 — SEGMENT INFORMATION

For the three months ended March 31, 2018 and 2017, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2018 and December 31, 2017 and net loss for the three months ended March 31, 2018 and 2017.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2018	$148,924,099	$10,821,218	$159,745,317

Reconciliation to total assets of March 31, 2018
Carrying value per reportable segments			$159,745,317
Corporate level assets			8,778,480
Total assets			$168,523,797

Carrying value as of December 31, 2017	$150,923,848	$10,046,177	$160,970,025

Reconciliation to total assets of December 31, 2017
Carrying value per reportable segments			$160,970,025
Corporate level assets			8,346,307
Total assets			$169,316,332

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2018
(Unaudited)

Three Months Ended March 31, 2018	Real Estate Properties	Real Estate Equity Securities	Total
Rental and other property income	$3,824,997	$—	$3,824,997
Tenant reimbursement income	678,523	—	678,523
Investment income on marketable securities	—	88,852	88,852
Total revenues	4,503,520	88,852	4,592,372
Segment operating expenses	1,412,493	11,279	1,423,772
Net realized loss upon sale of marketable securities	—	(253,480)	$(253,480)
Net unrealized loss on investment in marketable securities(1)	—	(500,518)	(500,518)
Operating income (loss) - segments	$3,091,027	$(676,425)	$2,414,602
(1) Net unrealized gain or loss on investment in marketable securities included pursuant to adoption of ASU 2016-01. See Note 2.

Three Months Ended March 31, 2017
Rental and other property income	$3,797,133	$—	$3,797,133
Tenant reimbursement income	537,200	—	537,200
Investment income on marketable securities	—	43,876	43,876
Total revenues	4,334,333	43,876	4,378,209
Segment operating expenses	1,351,130	9,461	1,360,591
Net realized gain upon sale of marketable securities	—	54,702	54,702
Operating income - segments	$2,983,203	$89,117	$3,072,320

		Three Months Ended March 31,
Reconciliation to net loss		2018	2017
Operating income - segments		$2,414,602	$3,072,320
General and administrative expenses		(499,726)	(373,669)
Advisory expenses		(279,455)	(247,348)
Depreciation		(1,088,869)	(1,081,321)
Amortization		(906,804)	(928,247)
Operating (loss) income		(360,252)	441,735
Interest expense		(903,550)	(825,479)
Net loss		$(1,263,802)	$(383,744)

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
March 31, 2018
(Unaudited)

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

NOTE 16 — SUBSEQUENT EVENTS

On April 2, 2018, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00190140 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from April 1, 2018 through June 30, 2018. As of April 1, 2018, there were no Class D Shares or Class N Shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 20, 2019.

Our initial public offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356) under which we offered up to $2,500,000,000 of shares of our common stock in any combination of Class A and Class I shares, which we refer to as the initial offering. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Our initial offering terminated on July 1, 2016. We raised a total of $102,831,442 in proceeds from our initial offering.

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

We have engaged DWS Distributors, Inc. (formerly known as Deutsche Distributors, Inc.), an affiliate of our advisor, to serve as our dealer manager for our follow-on offering pursuant to our dealer manager agreement. Our initial offering and our follow-on offering are each referred to as an offering.
Portfolio Information

Real Estate Property Portfolio

As of March 31, 2018, we owned eight properties diversified across geography and sector, including one medical office property and one student housing (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of March 31, 2018, our weighted average remaining lease term was 6.4 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2018:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	66.2
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	5	100.0
Office Total		334,267	10	92.5
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Retail Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Industrial Total		259,910	2	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		856,916	19/138	97.1%

(1) Occupancy is based on executed leases as of March 31, 2018.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of March 31, 2018, our real estate equity securities portfolio consisted of publicly-traded common stock of 39 REITs with a value of $10,821,218. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2018:

As of March 31, 2018, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Prologis, Inc.	6.9%
Simon Property Group, Inc.	6.9
Alexandria Real Estate Equities, Inc.	5.3
Extra Space Storage, Inc.	4.6
Camden Property Trust	4.4
Equinix, Inc.	4.3
Douglas Emmett, Inc.	4.0
Equity Lifestyle Properties	3.8
Equity Residential	3.8
CubeSmart	3.7
Total	47.7%

Market Outlook

U.S. real estate started 2018 on a positive note. After slipping in 2016, unlevered core real estate returns stabilized in 2017 and edged higher, to 7.1% (trailing four quarters) in the first quarter of 2018, as represented by the National Council of Real Estate Investment Fiduciaries ("NCREIF") Property Index ("NPI"). Further, according to NCREIF, capitalization rates, or yields, were relatively stable as persistent institutional demand offset pressure from rising interest rates. We believe capital gains were well supported by underlying cash flows, which, according to

NCREIF, increased 3.5% (year-over-year, four-quarter moving average) as occupancy rates settled near 16-year highs.

We believe that the asset class is positioned to deliver attractive returns through at least 2019. Since the early 1950s (the earliest data available), U.S. commercial real estate prices have never materially declined outside of an economic downturn, per the Federal Reserve (real estate prices) and National Bureau of Economic Research (recession dates). In our view, fiscal stimulus and a strong global economy have buoyed America’s growth prospects, and leading indicators such as the yield curve continue to signal little risk of recession (while the yield curve has flattened as the Federal Reserve has hiked short-term rates, it remains upward sloping). Accordingly, we believe that the likelihood of a drop in commercial real estate prices over the next two years is low.

Reasons for optimism stem primarily from the fundamentals: in our view, job creation should continue to stimulate occupational demand for apartments, offices, retail property, and warehouses. Meanwhile, according to the Bureau of Labor Statistics and the Bureau of Economic Analysis, construction starts have started to ebb, due in part to labor shortages as well as rising commodity prices (exacerbated by tariffs on lumber, steel, and aluminum). We expect that 2018 will mark the peak year for new supply in this cycle, leading to lower deliveries in subsequent years. Set against a backdrop of low existing vacancy rates (according to NCREIF), this combination of steady or improving demand and constrained new supply should, in our view, continue to drive solid rent growth.

While the outlook is generally bright, the skies are not entirely clear. Specifically, we believe rising interest rates are a potential headwind to valuations. At least in theory, a rising cost of capital can weigh on demand from levered investors (higher debt costs), listed REITs (lower share prices), and foreigners (increased currency-hedging costs). Yet perhaps counterintuitively, evidence from NCREIF and the Federal Reserve indicates that real estate has historically displayed little correlation with interest rates, which we believe results from any adverse effects being offset by positive impulses, such as stronger economic growth (which promote occupational demand) or inflation (which draw investors to hard assets). In a similar vein, we believe that a mix of strong fundamentals and rising interest rates will translate into moderate, income-driven returns.

We believe broad real estate trends mask substantial disparities across sectors and geographies. Per CBRE Econometric Advisors, at a sector level, industrial remains a star performer, as we estimate that e-commerce is generating occupational demand that is 40%-50% above levels we would expect given economic growth alone. Further, CBRE Econometric Advisors notes that while developers are building inventory to meet this need in the national distribution hubs (i.e., Chicago, Dallas, Atlanta, and the Inland Empire), conditions remain tight in most other markets. We believe the office sector faces headwinds from corporate densification as well as new supply in a handful of markets, and with unemployment plumbing generational lows, the scope for gains in office-using employment may be limited. In our view, retail and apartments are mixed, in that e-commerce is an existential threat to commodity-heavy retail formats (including malls and power centers) in demographically weak locations, but convenience and service oriented centers should continue to hold up better. Further, we believe that although the apartment sector has been saddled with excess supply, a gradual pullback in new construction, coupled with support from tax reform (which reduced breaks for homeownership), have improved the sector’s prospects.

From a geographic perspective, we believe that certain markets have the potential to deliver outsized returns. In our view, large coastal cities have outperformed over the long term thanks to their density, which has facilitated superior rent and price appreciation over time. Indeed, we expect that Los Angeles and Boston will fare well, supported by dynamic technology industries. However, we believe prices and construction in New York, Washington D.C., and San Francisco have increased to levels that diminish their near-term return prospects (although there are important exceptions, such as New York industrial property). We believe that at this juncture, more attractive opportunities may be found in Seattle and Portland, as well as Sunbelt markets with strong demographics, including Texas, Florida, and Atlanta.

Results of Operations

Since our inception on May 30, 2013, we have acquired eight properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three Months Ended March 31, 2018 and 2017

All eight properties were owned for the entirety of both the three months ended March 31, 2018 and 2017, and therefore all properties are same store properties. As such, for simplicity, references to same store and non-same store portfolio in the table, discussion and analysis below have been removed. The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for the three months ended March 31, 2018 and 2017. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017	Change
Property operating revenue
Contractual rental revenue and other property income	$4,335,607	$3,447,915	$887,692
Tenant reimbursement income	678,523	537,200	141,323
Total property operating revenue	5,014,130	3,985,115	1,029,015

Total property operating expenses	1,412,493	1,351,130	61,363

Total net operating income	3,601,637	2,633,985	967,652

Adjustments to property operating revenue
Straight line adjustment	(555,830)	310,895	(866,725)
Amortization of above- and below-market lease intangibles, net	70,775	63,878	6,897
Amortization of lease incentive	(25,555)	(25,555)	—
Depreciation	(1,088,869)	(1,081,321)	(7,548)
Amortization	(906,804)	(928,247)	21,443
General and administrative expenses	(511,005)	(383,130)	(127,875)
Advisory fees	(279,455)	(247,348)	(32,107)
Interest expense	(903,550)	(825,479)	(78,071)

Marketable securities
Investment income on marketable securities	88,852	43,876	44,976
Net realized (loss) gain on marketable securities	(253,480)	54,702	(308,182)
Net unrealized loss on marketable securities	(500,518)	—	(500,518)
Net loss	$(1,263,802)	$(383,744)	$(880,058)

Property Operations

Our total net operating income for the three months ended March 31, 2018 and 2017 reflects all eight properties in the portfolio. Property operating revenue for the three months ended March 31, 2018 increased from the same period in 2017 primarily due to lease modification income of $742,000 related to the modification of the lease with Gateway One Lending and Finance at our Anaheim Hills Office Plaza property. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. In addition, property operating revenue for the three months ended March 31, 2018 includes approximately $156,000 more rental revenue for Dick's Sporting Goods, Inc. at Terra Nova Plaza as compared to the 2017 period as this tenant's lease provided free rent until March 2017. Tenant reimbursement income for the three months ended March 31, 2018 was higher than the three months ended March 31, 2017 due to higher operating expenses in 2018 being reimbursed by tenants at Terra Nova Plaza, Commerce Corner, and Allied Drive. In addition, as noted above, Dick's Sporting Goods, Inc. was not paying tenant reimbursement income until March 2017.

Property operating expenses for the three months ended March 31, 2018 increased from the same period in 2017 primarily due to higher costs at The Flats at Carrs Hill for marketing, higher engineering payroll costs at Anaheim Hills Office Plaza due to the addition of a full-time engineer, increased utilities expenses generally, and higher administrative costs at Allied Drive.

Straight Line Adjustment

The change in the straight line rent adjustment for the three months ended March 31, 2018 compared to the 2017 period was due to the aforementioned $742,000 of lease modification income received from Gateway One Lending and Finance in the first quarter of 2018 which is being recognized on a straight line basis over the remaining term of the lease under GAAP.

Lease Intangible Amortization

During the three months ended March 31, 2018, the net amount of above- and below-market lease amortization is higher than the same period in 2017 primarily due to the rollover of an acquired lease at Anaheim Hills Office Plaza into a renewal period. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc.

Depreciation and Amortization

The depreciation and amortization on properties remained consistent in the 2018 period compared to the 2017 period since there were limited changes in the investment basis.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the three months ended March 31, 2018 increased from the same periods in 2017 primarily due to the 2017 reimbursement by RREEF America of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. Excluding the reimbursement, general and administrative expenses decreased due to lower costs including legal and audit fees, slightly offset by an increase in professional fees.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended March 31, 2018 and 2017, the advisory fee was comprised of the fixed and performance components. The fixed component of the advisory fee was higher in the 2018 period compared to the 2017 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. No performance component of the advisory fee was recognized in accordance with GAAP for the three months ended March 31, 2018 and 2017.

Interest Expense

The increase in interest expense in the three months ended March 31, 2018 over the same periods in 2017 was primarily due to higher LIBOR rates in the 2018 period, despite decreases in the weighted average outstanding aggregate loan balances. The weighted average outstanding aggregate loan balances were $62,583,333 and $65,200,000 for the three months ended March 31, 2018 and 2017, respectively. In addition, 1-month LIBOR rate increased approximately 89 basis points in the past 12 months which increased the interest expense on our line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.26% and 2.52% for the three months ended March 31, 2018 and 2017, respectively. The overall increase was partially offset by decreased amortization of loan financing costs. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

During the three months ended March 31, 2018, we invested an additional $1,500,000 into our real estate securities portfolio, which when combined with the $1,000,000 invested in the third quarter of 2017, increased our cost basis for the three months ended March 31, 2018 by approximately 29% when compared to the three months ended March 31, 2017. The increase in investment income for the three months ended March 31, 2018 compared to the 2017 period is due in part to the larger investment basis, but also to certain securities providing larger dividend amounts during 2018. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. The REIT securities market was near a peak at the end of 2017 and into January 2018, and portfolio refinements made during the subsequent declines in the REIT securities market during February and March 2018 lead to net realized and unrealized losses for the three months ended March 31, 2018.

Pursuant to the adoption of Accounting Standards Update 2016-01, net unrealized gains and losses on our investments in marketable securities are now recognized in the consolidated statement of operations beginning January 1, 2018. Previously, such amounts were recognized as part of other comprehensive loss. The net unrealized loss for the three months ended March 31, 2018 was significantly larger than the net unrealized loss for the three months ended March 31, 2017 due to the aforementioned general market malaise during the 2018 period.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2018:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$193,000,000	$22.98	$23.14	$23.05
Investments in real estate equity securities (2)	10,821,218	1.29	1.30	1.29
Other assets, net	5,780,864	0.68	0.70	0.66
Line of credit	(62,400,000)	(7.43)	(7.48)	(7.45)
Mortgage loans payable	(27,500,000)	(3.27)	(3.30)	(3.28)
Other liabilities, net	(3,581,554)	(0.42)	(0.43)	(0.41)
Net asset value	$116,120,528	$13.83	$13.93	$13.86
Note: No Class D or Class N shares were outstanding as of March 31, 2018.

(1)	The value of our investments in real estate was approximately 12.3% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 2.2% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2018.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$59,893,310	$7.15	$7.19	$7.14
Plus:
Unrealized gain on real estate investments	21,187,199	2.52	2.54	2.53
Accumulated depreciation	12,776,637	1.52	1.53	1.53
Accumulated amortization	13,556,722	1.61	1.63	1.62
Deferred costs and expenses	10,098,887	1.20	1.21	1.21
Less:
Deferred rent receivable	(1,392,227)	(0.17)	(0.17)	(0.17)
Net asset value	$116,120,528	$13.83	$13.93	$13.86
Note: No Class D or Class N shares were outstanding as of March 31, 2018.

With respect to the unrealized gain on real estate investments reflected above, as of March 31, 2018, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of March 31, 2018. Once we own more than one property for each of the industrial and apartment property types, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.54%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2018 of 0.25% would yield a decrease in the total office property investment value of 1.8% and a decrease in the retail property investment value of 1.8%. Similarly, an increase in the weighted-average exit capitalization rate used as of March 31, 2018 of 0.25% would yield a decrease in the total office property investment value of 2.2% and would yield a decrease in the total retail property investment value of 2.2%.

The deferred costs and expenses of $10,098,887 includes amounts that are initially excluded from the NAV calculation. This includes $7,981,406 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of March 31, 2018 were recorded as assets and as such have no impact on our NAV as of March 31, 2018, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through March 31, 2018, we reimbursed our advisor for $3,917,730 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,284,367 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager.

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

Funds from Operations and Modified Funds from Operations

We believe that funds from operations, or FFO, FFO as adjusted and modified funds from operations, or MFFO, in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.

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

As defined by the Institute for Portfolio Alternatives, or IPA, MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and mark to market valuation adjustments on securities. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO, if such costs were expensed in accordance with GAAP, provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.

Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Update 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which revised the accounting related to the classification and measurement of investments in equity securities. Since our inception and prior to adoption of ASU 2016-01, we accounted for our investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. Beginning January 1, 2018, under ASU 2016-01 the net unrealized change in the fair value of our investments in marketable securities for the period presented is recorded in earnings as part of operating income or loss. As a result, under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio, will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations. The IPA definition of MFFO includes an adjustment for mark to market valuations on marketable securities, and as such the adoption of ASU 2016-01 had no impact on our MFFO.

We use FFO, MFFO and FFO as adjusted, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO as adjusted or MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of FFO as adjusted or MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, FFO as adjusted, and MFFO. For comparative purposes, the prior period information is presented both as originally reported, and on a pro forma basis as if ASU 2016-01 was effective in those prior periods.

	Three Months Ended March 31,
	2018	2017 As reported	2017, Pro forma for ASU 2016-01
Net loss	$(1,263,802)	$(383,744)	$(459,677)

Real estate related depreciation	1,088,869	1,081,321	1,081,321
Real estate related amortization	906,804	928,247	928,247
NAREIT defined FFO	731,871	1,625,824	1,549,891
Net unrealized loss on investments in marketable securities	500,518	—	75,933
FFO as adjusted	1,232,389	1,625,824	1,625,824

Additional adjustments:
Straight line rents, net	555,830	(310,895)	(310,895)
Amortization of above- and below-market lease intangibles, net	(70,775)	(63,878)	(63,878)
Amortization of lease incentive	25,555	25,555	$25,555
IPA defined MFFO	$1,742,999	$1,276,606	$1,276,606

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through March 31, 2018, we raised $126,334,197 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018 we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2020. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of March 31, 2018, the outstanding balance and weighted average interest rate were $62,400,000 and 3.38%, respectively.

The Wells Fargo line of credit has as co-borrowers certain of the wholly owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2018, our maximum borrowing capacity was $75,186,201. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2018, we were in compliance with all covenants.

On March 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500,000 secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500,000 were applied to our initial Wells Fargo line of credit that was originated in March 2015. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the initial Wells Fargo line of credit.

On December 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000,000 obtained from Hartford were used to repay outstanding balances under the initial Wells Fargo line of credit, thereby releasing Commerce Corner from the initial Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years and no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is being reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and is scheduled to end in December 2018. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of March 31, 2018, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the three months ended March 31, 2018, we reimbursed RREEF America for $227,628 of Deferred O&O, and we have made total reimbursements to RREEF America of $3,917,730 against the Deferred O&O through March 31, 2018.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2018, we owed $128,336 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. As of December 31, 2015, our advisor had incurred $9,200,000 in expense payments, which was the maximum amount of expense payments allowed under the expense support agreement.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2018, our total operating expenses (as defined in our charter) were $3,494,075, which did not exceed the amount prescribed by the 2%/25% guidelines.

Pursuant to the expense support agreement, the amount of the reimbursement payment paid in any calendar quarter will not be aggregated with our cumulative operating expenses for any four consecutive calendar quarters that includes the calendar quarter in which such reimbursement payment is paid, and instead the amount of the unreimbursed expense payments comprising such reimbursement payment will have previously been aggregated with our total operating expenses for the four calendar quarter periods ending with the calendar quarter in which such expense payment was originally incurred, which we refer to as prior 2%/25% periods. If an unreimbursed expense payment incurred during a prior 2%/25% period exceeded the 2%/25% guidelines for such prior 2%/25% period, the amount of such excess will only be reimbursed pursuant to the expense support agreement to the extent that our independent directors previously approved such excess with respect to the applicable prior 2%/25% period. Our independent directors approved the excess amount for every period of four consecutive quarters since we were first subject to this limitation for the four consecutive quarters ended June 30, 2014 through September 30, 2016. During the fiscal quarter ended March 31, 2017, our advisor reimbursed us for the excess amount related to the four fiscal quarters ended December 31, 2016. Our total operating expenses have not exceeded the 2%/25% guidelines for any four-quarter period ending after December 31, 2016.

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of March 31, 2018 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2018 and 2017 was $1,319,630 and $1,257,312, respectively. Increasing the cash flow from operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were additional operating expenses reimbursed by tenants, as well as larger dividend amounts received, and normal fluctuations in payable balances. In addition, we received a $742,000 payment for buyout of a portion of the Gateway One Lending and Finance lease, which was mostly offset by the payment of the 2017 performance fee to our advisor. The operating cash flow increases were further offset by decreases due to higher debt service costs as a result of a higher LIBOR rates on our line of credit and less prepayments of rent by tenants. Cash interest expense was approximately $116,000 greater for the three months ended March 31, 2018 than the three months ended March 31, 2017.

Cash flow used in investing activities during the three months ended March 31, 2018 and 2017 was $1,587,373 and $89,755, respectively. During the first quarter of 2018, we invested an additional $1,500,000 into our real estate securities portfolio.

Cash flow provided by financing activities was $659,348 for the three months ended March 31, 2018. We received proceeds of $4,905,200 in our offerings and paid $660,547 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2018 were $1,388,700. Of the total distributions declared for the three months ended March 31, 2018, $619,468 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2018 that resulted in payments by us of $1,623,093, after deductions for any applicable 2% short-term trading discounts. We also made net repayments of $700,000 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and in relation thereto paid $492,980 in financing costs.

For the three months ended March 31, 2017, cash flow provided by financing activities was $200,541. We received proceeds of $2,383,619 in our offering. Cash distributions to stockholders paid during the three months ended March 31, 2017 were $1,227,421. Of the total distributions declared for the three months ended March 31, 2017, $518,614 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2017 that resulted in payments by us of $869,654, after deductions for any applicable 2% short term trading discounts.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended March 31,
	2018	2017
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00183555
Distributions paid or payable in cash	$780,511	$716,755
Distributions reinvested	619,468	518,614
Distributions declared	$1,399,979	$1,235,369

Net Cash Provided by Operating Activities:	$1,319,630	$1,257,312

Funds From Operations(1):	$731,871	$1,625,824
(1) See below for the impact of adopting ASU 2016-01 on FFO.

For the three months ended March 31, 2018, we had one lease in a free rent period and relatively more tenants paid their rent early in the fourth quarter of 2017, both of which negatively impacted cash flow from operations for the three months ended March 31, 2018. As a result, for the three months ended March 31, 2018, our distributions were covered 94.3% by cash flow from operations and 5.7% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under "Funds from Operations and Modified Funds from Operations," we adopted ASU

2016-01 effective January 1, 2018 which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized gain or loss on our investments in marketable securities. For the three months ended March 31, 2018, the net unrealized loss on our investments in marketable securities was $500,518. Without this net unrealized loss, our FFO would have been $1,232,389, which we present as FFO as adjusted above under "Funds from Operations and Modified Funds from Operations."

The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 to our consolidated financial statements contained within this Form 10-Q.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the most recent quarterly report on Form 10-Q. For the three months ended March 31, 2018, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, Summary of Significant Accounting Policies, to this quarterly report on Form 10-Q.

Certain Accounting Pronouncements Effective in the Future

We refer you to Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements for a discussion of the potential impact on us from certain accounting pronouncements that become effective in the future.

REIT Compliance and Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2018, we had $62,400,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.4%, representing approximately a 50.0% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $312,000 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2018, we owned marketable securities with a value of $10,821,218. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2018 would result in a change of $1,082,122 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2018, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018. Subsequent to this filing, there have been no material changes to our risk factors.

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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended March 31, 2018. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2018	Shares	Weighted Average Share Price
Class A	64,468	$13.72
Class I	53,455	13.82
Class T	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended March 31, 2018. As of March 31, 2018, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2018	12,849	$13.83	12,849	(1)
February 1 - February 28, 2018	30,263	$13.77	30,263	(1)
March 1 - March 31, 2018	74,811	$13.75	74,811	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of February 27, 2018, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Wallingford Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed March 2, 2018.

10.2
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed March 11, 2015.

10.3
Hazardous Materials Indemnity Agreement, dated March 6, 2015, by RREEF Property Trust, Inc., RPT 1109 Commerce Boulevard, LLC, RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC and RPT Wallingford Plaza, LLC, and in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed March 11, 2015.

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

RREEF Property Trust, Inc.
By:	/s/ Julianna S. Ingersoll
Name:	Julianna S. Ingersoll
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2018