Form 10-Q
period 2018-06-30
RREEF Property Trust, Inc.
filed 2018-08-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 9, 2018, the registrant had 3,790,010 shares of Class A common stock, $.01 par value, outstanding, 5,094,476 shares of Class I common stock, $.01 par value, outstanding, 502,312 shares of Class T common stock, $.01 par value, outstanding, and no shares of Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate assets:
Land	$37,238,612	$37,238,612
Buildings and improvements, less accumulated depreciation of $13,599,178 and $11,476,041, respectively	90,052,290	92,160,948
Furniture, fixtures and equipment, less accumulated depreciation of $251,245 and $211,727, respectively	229,948	239,225
Acquired intangible lease assets, less accumulated amortization of $17,349,901 and $15,510,271, respectively	19,445,433	21,285,063
Total investment in real estate assets, net	146,966,283	150,923,848
Investment in marketable securities	14,130,288	10,046,177
Total investment in real estate assets and marketable securities, net	161,096,571	160,970,025
Cash and cash equivalents	2,176,134	2,441,853
Receivables, net of allowance for doubtful accounts of $18,696 and $9,586, respectively	2,566,287	2,615,939
Deferred leasing costs, net of amortization of $280,375 and $201,108, respectively	2,097,861	1,833,527
Prepaid and other assets	2,129,899	1,454,988
Total assets	$170,066,752	$169,316,332
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$58,062,796	$63,022,061
Mortgage loans payable, net	27,272,093	27,254,431
Accounts payable and accrued expenses	1,186,698	768,049
Due to affiliates	3,768,736	4,375,191
Note to affiliate, net of unamortized discount of $1,437,536 and $1,509,753, respectively	7,512,464	7,440,247
Acquired below market lease intangibles, less accumulated amortization of $3,212,332 and $3,016,239, respectively	5,471,423	5,667,516
Distributions payable	277,419	258,542
Other liabilities	1,183,417	1,190,779
Total liabilities	104,735,046	109,976,816
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,731,903 and 3,666,927 issued and outstanding, respectively	37,319	36,670
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 4,958,940 and 4,352,050 issued and outstanding, respectively	49,590	43,521
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 232,464 and 71,316 issued and outstanding, respectively	2,325	713
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	96,712,060	86,813,276
Deficit	(31,469,588)	(28,290,303)
Accumulated other comprehensive income	—	735,639
Total stockholders' equity	65,331,706	59,339,516
Total liabilities and stockholders' equity	$170,066,752	$169,316,332
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental and other property income	$3,842,279	$3,784,351	$7,667,276	$7,581,484
Tenant reimbursement income	540,585	530,623	1,219,108	1,067,823
Investment income on marketable securities	119,925	76,980	208,777	120,856
Total revenues	4,502,789	4,391,954	9,095,161	8,770,163
Expenses
General and administrative expenses	495,784	481,617	1,006,789	864,746
Property operating expenses	1,337,600	1,296,348	2,750,093	2,647,479
Advisory fees	389,761	257,054	669,216	504,402
Depreciation	1,073,786	1,087,167	2,162,655	2,168,488
Amortization	906,158	932,102	1,812,962	1,860,349
Total operating expenses	4,203,089	4,054,288	8,401,715	8,045,464
Net realized (loss) gain upon sale of marketable securities	(155,052)	(6,906)	(408,532)	47,796
Net unrealized gain on investment in marketable securities	981,763	—	481,245	—
Operating income	1,126,411	330,760	766,159	772,495
Interest expense	(884,364)	(886,455)	(1,787,914)	(1,711,934)
Net income (loss)	$242,047	$(555,695)	$(1,021,755)	$(939,439)

Basic and diluted net income (loss) per share of Class A common stock	$0.03	$(0.07)	$(0.12)	$(0.12)
Basic and diluted net income (loss) per share of Class I common stock	$0.03	$(0.07)	$(0.12)	$(0.12)
Basic and diluted net income (loss) per share of Class T common stock	$0.03	$—	$(0.12)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$242,047	$(555,695)	$(1,021,755)	$(939,439)
Other comprehensive income (loss) for the three and six months ended June 30, 2017:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized loss	—	6,906	—	(47,796)
Unrealized gain on marketable securities for the three and six months ended June 30, 2017	—	83,545	—	62,314
Total other comprehensive gain for the three and six months ended June 30, 2017	—	90,451	—	14,518
Comprehensive income (loss)	$242,047	$(465,244)	$(1,021,755)	$(924,921)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$36,670	4,352,050	$43,521	71,316	$713	—	$—	—	$—	$86,813,276	$(28,290,303)	$735,639	$59,339,516
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	—	—	—	—	—	—	—	—	—	—	735,639	(735,639)	—
Balance, January 1, 2018, as adjusted	—	—	3,666,927	36,670	4,352,050	43,521	71,316	713	—	—	—	—	86,813,276	(27,554,664)	—	59,339,516
Issuance of common stock	—	—	158,539	1,585	679,490	6,795	159,494	1,595	—	—	—	—	14,015,051	—	—	14,025,026
Issuance of common stock through the distribution reinvestment plan	—	—	45,615	456	44,999	450	1,654	17	—	—	—	—	1,280,344	—	—	1,281,267
Redemption of common stock	—	—	(139,178)	(1,392)	(117,599)	(1,176)	—	—	—	—	—	—	(3,547,900)	—	—	(3,550,468)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,893,169)	—	(2,893,169)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,848,711)	—	—	(1,848,711)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,021,755)	—	(1,021,755)
Balance, June 30, 2018	—	$—	3,731,903	$37,319	4,958,940	$49,590	232,464	$2,325	—	$—	—	$—	$96,712,060	$(31,469,588)	$—	$65,331,706

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,021,755)	$(939,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,162,655	2,168,488
Net realized gain (loss) upon sale of marketable securities	408,532	(47,796)
Net unrealized gain on marketable securities	(481,245)	—
Amortization of intangible lease assets and liabilities	1,722,804	1,783,987
Amortization of deferred financing costs	151,376	238,100
Allowance for doubtful accounts	9,110	(820)
Straight line rent	310,531	(383,072)
Amortization of discount on note to affiliate	72,217	70,833
Changes in assets and liabilities:
Receivables	107,959	138,507
Deferred leasing costs	(342,600)	—
Prepaid and other assets	(143,676)	(55,324)
Accounts payable and accrued expenses	107,761	(953,444)
Other liabilities	(174,733)	327,876
Due to affiliates	(539,582)	(253,739)
Net cash provided by operating activities	2,349,354	2,094,157
Cash flows from investing activities:
Improvements to real estate assets	(39,203)	(86,756)
Deposit for acquisition of investment in real estate	(500,000)	—
Investment in marketable securities	(14,762,335)	(8,016,522)
Proceeds from sale of marketable securities	10,782,894	7,935,862
Net cash used in investing activities	(4,518,644)	(167,416)
Cash flows from financing activities:
Repayments of line of credit	(4,600,000)	(1,750,000)
Proceeds from issuance of common stock	13,917,744	7,071,574
Payment of financing costs	(492,980)	—
Payment of offering costs	(1,777,700)	(1,542,912)
Distributions to investors	(2,874,292)	(2,514,534)
Redemption of common stock	(3,550,468)	(2,106,088)
Common stock issued through the distribution reinvestment plan	1,281,267	1,060,152
Net cash provided by financing activities	1,903,571	218,192
Net increase in cash and cash equivalents	(265,719)	2,144,933
Cash and cash equivalents, beginning of period	2,441,853	1,493,256
Cash and cash equivalents, end of period	$2,176,134	$3,638,189

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2018	2017
Distributions declared and unpaid	$277,419	$244,793
Net unrealized gain on marketable securities, six months ended June 30, 2017	—	14,518
Purchases of marketable securities not yet paid	406,897	113,249
Proceeds from sale of marketable securities not yet received	345,683	61,785
Proceeds from issuance of common stock not yet received	327,534	—
Accrued offering costs not yet paid	1,205,945	632,397

Supplemental Cash Flow Disclosures:
Interest paid	$1,525,248	$1,351,287

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company was organized to invest primarily in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and apartment properties (“Real Estate Properties”). Although the Company intends to invest primarily in Real Estate Properties, it also intends to acquire common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).
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
June 30, 2018
(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2018 except for the adoption of Accounting Standards Updates ("ASU") noted below in Note 2. The interim financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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

The Company has reclassified the $6,906 of net realized loss and $47,796 of net realized gain upon sale of marketable securities on the accompanying consolidated statement of operations for the three and six months ended

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

June 30, 2017, respectively, to include it in operating income or loss for comparative purposes. This reclassification has not changed the Company's net loss for the three and six months ended June 30, 2017.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2018 and December 31, 2017, the Company has accrued $2,646,301 and $2,238,576, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
June 30, 2018
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

Concentration of Credit Risk

As of June 30, 2018 and December 31, 2017, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessors to identify the lease and non-lease components contained within each lease. Common area maintenance reimbursements within a real estate lease under ASU 2016-02 are considered a non-lease component and as such, would have to be evaluated under the revenue recognition guidance of ASU 2014-09. However, in July 2018, FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements. Under ASU 2018-11, a lessor may elect a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met: (1) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (2) the lease component, if accounted for separately, would be classified as an operating lease. Furthermore, the combined component will be accounted for under the new revenue recognition guidance of ASU 2014-09 if the non-lease components are the predominant component of the combined component. Otherwise, the combined component will be accounted for under the lease guidance of ASU 2016-02.

ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of June 30, 2018, the Company is not a lessee under any lease contracts. As of June 30, 2018, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02 when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 and subsequent amendments on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

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
June 30, 2018
(Unaudited)

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $58,500,000 and $63,100,000 at June 30, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $26,224,630 and $26,610,378 as of June 30, 2018 and December 31, 2017, respectively.
The fair value of the Company's note to affiliate is determined using Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,500,000 and $2,400,000 as of June 30, 2018 and December 31, 2017, respectively.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired no real estate property during the six months ended June 30, 2018 and 2017.
On July 17, 2018, the Company acquired three industrial properties located in Miami, Florida ("Miami Industrial") for a purchase price of $20,700,000 (excluding closing costs). The acquisition was funded with proceeds from the Offering and by borrowing $19,900,000 under the Company's line of credit. Miami Industrial consists of three warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.
All leases at Miami Industrial have been classified as operating leases. Under ASU 2017-01, the transaction was determined to be an asset acquisition, resulting in the Company's capitalization of $141,819 of acquisition related costs. The Company's allocation of the purchase price (including acquisition related costs) of Miami Industrial, which is not included in the accompanying financial statements as the acquisition was subsequent to June 30, 2018, is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

Miami Industrial
Land	$9,420,343
Building and improvements	8,124,985
Acquired in-place leases	3,751,504
Acquired below-market leases	(455,013)
Total purchase price	$20,841,819

The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisition of Miami Industrial was completed on January 1, 2017), for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$4,955,716	$10,002,660
Net income (loss)	$98,555	$(1,354,519)
Basic and diluted net income (loss) per share of Class A common stock	$0.01	$(0.15)
Basic and diluted net income (loss) per share of Class I common stock	$0.01	$(0.15)
Basic and diluted net income (loss) per share of Class T common stock	$0.01	$(0.15)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2018 and 2017, the Company owned four office properties, two retail properties and one industrial property with a total of nineteen tenants, and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's rental and other property income from its real estate investments for the three and six months ended June 30, 2018 and 2017 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental revenue	$3,552,043	$3,674,135	$7,887,650	$7,122,050
Straight-line revenue	245,299	72,177	(310,531)	383,072
Above- and below-market lease amortization, net	70,775	63,878	141,550	127,756
Lease incentive amortization	(25,838)	(25,839)	(51,393)	(51,394)
Rental and other property income	$3,842,279	$3,784,351	$7,667,276	$7,581,484
Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and six months ended June 30, 2018 and 2017 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Flats at Carrs Hill, Athens, GA	17.2%	17.0%
Loudoun Gateway, Sterling, VA	16.8	17.0
Allied Drive, Dedham, MA	15.7	16.6
Anaheim Hills Office Plaza, Anaheim, CA	13.2	12.9
Terra Nova Plaza, Chula Vista, CA	12.6	12.4
Commerce Corner, Logan Township, NJ	10.3	10.4
Total	85.8%	86.3%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Orbital ATK Inc. - Loudoun Gateway	16.8%	17.0%
New England Baptist Hospital - Allied Drive	13.3	14.0
Total	30.1%	31.0%

	Percent of actual gross rental revenues
Property	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Flats at Carrs Hill, Athens, GA	17.3%	17.3%
Loudoun Gateway, Sterling, VA	17.0	17.6
Allied Drive, Dedham, MA	16.3	16.4
Terra Nova Plaza, Chula Vista, CA	12.7	12.3
Anaheim Hills Office Plaza, Anaheim, CA	12.6	12.4
Commerce Corner, Logan Township, NJ	10.5	10.4
Total	86.4%	86.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Orbital ATK Inc. - Loudoun Gateway	17.0%	17.6%
New England Baptist Hospital - Allied Drive	13.7	13.8
Total	30.7%	31.4%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of June 30, 2018 and 2017 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2018	June 30, 2017
Orbital ATK Inc. - Loudoun Gateway	19.9%	18.8%
New England Baptist Hospital - Allied Drive	11.1	10.8
Total	31.0%	29.6%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of June 30, 2018 and December 31, 2017, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2017 were available-for-sale securities and none were considered impaired on an other-than-temporary basis. Pursuant to ASU 2016-01 adopted by the Company (see Note 2), beginning on January 1, 2018, changes in fair value of the Company's investments in marketable securities are recorded in earnings.

	June 30, 2018	December 31, 2017
Marketable securities—cost	$12,913,404	$9,310,538
Unrealized gains	1,225,587	832,651
Unrealized losses	(8,703)	(97,012)
Net unrealized gain	1,216,884	735,639
Marketable securities—fair value	$14,130,288	$10,046,177

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2018 and 2017, marketable securities sold generated proceeds of $7,055,126 and $5,072,780, respectively, resulting in gross realized gains of $131,663 and $232,736, respectively, and gross realized losses of $286,715 and $239,642, respectively. During the six months ended June 30, 2018 and 2017, marketable securities sold generated proceeds of $11,055,308 and $7,913,314, respectively, resulting in gross realized gains of $210,843 and $369,942, respectively, and gross realized losses of $619,375 and $322,146, respectively.

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
The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $200,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of June 30, 2018, the outstanding balance was $58,500,000 and the weighted average interest rate was 3.65%.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2018, the Company's maximum borrowing capacity was $82,559,473.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2018.

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

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loans payable as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Line of credit	$58,500,000	$63,100,000
Deduct: Deferred financing costs, less accumulated amortization	(437,204)	(77,939)
Line of credit, net	$58,062,796	$63,022,061

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(227,907)	(245,569)
Mortgage loans payable, net	$27,272,093	$27,254,431
Aggregate future principal payments of mortgage loans payable as of June 30, 2018 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

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

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of June 30, 2018 to be sufficiently probable to warrant

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

recognition of the calculated performance component as of June 30, 2018 in the Company's consolidated financial statements. The fixed component earned by RREEF America, and the calculated performance component recognized by the Company, for the three and six months ended June 30, 2018 and 2017, are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed component	$299,761	$257,054	$579,216	$504,402
Performance component	90,000	—	90,000	—
	$389,761	$257,054	$669,216	$504,402

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

For the three months ended June 30, 2018 and 2017, RREEF America incurred $79,877 and $72,829 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2018 and 2017, RREEF America incurred $155,637 and $137,780 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2018 and December 31, 2017, the Company had a payable to RREEF America of $99,902 and $58,874, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended June 30, 2018 and 2017, the Company reimbursed RREEF America $230,157 and $230,157, respectively. For the six months ended June 30, 2018 and 2017, the Company reimbursed RREEF America $457,785 and $457,785, respectively.
The amount of Deferred O&O payable to RREEF America is shown below.

	June 30, 2018	December 31, 2017
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(4,147,887)	(3,690,102)
Remaining Deferred O&O reimbursable to RREEF America	$470,431	$928,216

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America reached $9,200,000. As of December 31, 2015, the Company had incurred a total of $9,200,000 in Expense Payments in addition to the $4,618,318 of Deferred O&O noted above. The balance of $9,200,000 in Expense Payments consisted of $3,775,369 in organization and offering costs related to the Company's initial public offering, $195,450 of offering costs for the Private Offering and $5,229,181 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended June 30, 2018 and 2017, the Company amortized $36,137 and $35,502, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2018 and 2017, the Company amortized $72,217 and $70,833, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc. (formerly known as Deutsche Distributors, Inc.), an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

Offering. As of June 30, 2018 and December 31, 2017, the Company has accrued $72,286 and $67,279, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,646,301 and $2,238,576, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2018 and 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $131,195 and $18,172, respectively. For the six months ended June 30, 2018 and 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $164,328 and $35,234, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended June 30, 2018 and 2017, the Dealer Manager incurred $111,000 and $82,000, respectively, in such costs on behalf of the Company. For the six months ended June 30, 2018 and 2017, the Dealer Manager incurred $220,823 and $148,203, respectively, in such costs on behalf of the Company. As of June 30, 2018 and December 31, 2017, the Company had payable to the Dealer Manager $288,343 and $315,622, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

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

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, June 30, 2018 and December 31, 2017	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $1,065,735 and $1,355,890 of estimated accrued Trailing Fees payable in the future as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, in the Follow-On Public Offering, the Company had raised $40,819,156 in gross proceeds and incurred total organization and offering costs of $5,019,467, including estimated accrued Trailing Fees payable in the future of $1,580,566.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2018, total operating expenses of the Company were $3,645,349 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2018 and December 31, 2017, the Company owed its affiliates the following amounts:

	June 30, 2018	December 31, 2017
Deferred O&O	$470,431	$928,216
Reimbursable under the Advisory Agreement	99,902	58,874
Reimbursable under the Dealer Manager Agreement	288,343	315,622
Advisory fees	191,472	766,624
Accrued Trailing Fees	2,718,588	2,305,855
Due to affiliates	$3,768,736	$4,375,191

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,437,536)	(1,509,753)
Note to Affiliate, net of unamortized discount	$7,512,464	$7,440,247

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
June 30, 2018
(Unaudited)

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
June 30, 2018
(Unaudited)

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

During the three and six months ended June 30, 2018 and 2017, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the line of credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	74,710	$13.86	$1,035,627
Class I	64,144	13.90	891,749
Class T	—	—	—

Six Months Ended June 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	139,178	$13.80	$1,920,230
Class I	117,599	13.86	1,630,238
Class T	—	—	—

Three Months Ended June 30, 2017	Shares	Weighted Average Share Price	Amount
Class A	59,342	$13.32	$790,678
Class I	24,673	13.40	330,712
Class T	—	—	—

Six Months Ended June 30, 2017	Shares		Weighted Average Share Price	Amount
Class A	90,449		$13.33	$1,204,439
Class I	62,524		13.43	839,831
Class T	4,043	*	15.29	61,818
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The calculated performance component for three and six months ended June 30, 2018 and 2017, and the impact on each class of common stock, are shown below. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net income (loss) per share will be the same for each class of common stock.
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each of the Company’s Class A, Class I and Class T common stock.

	Three Months Ended June 30, 2018
	Class A	Class I	Class T
Basic and diluted net income per share:
Allocation of net income before performance fee	$141,952	$184,298	$5,797
Allocation of performance fees	(35,628)	(53,328)	(1,044)
Total numerator	$106,324	$130,970	$4,753
Denominator - weighted average number of common shares outstanding	3,691,785	4,793,077	150,764
Basic and diluted net income per share:	$0.03	$0.03	$0.03

	Six Months Ended June 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(407,505)	$(511,522)	$(12,728)
Allocation of performance fees	(35,628)	(53,328)	(1,044)
Total numerator	$(443,133)	$(564,850)	$(13,772)
Denominator - weighted average number of common shares outstanding	3,689,242	4,630,940	115,232
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

	Three Months Ended June 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(266,707)	$(288,988)	$—
Total numerator	$(266,707)	$(288,988)	$—
Denominator - weighted average number of common shares outstanding	3,699,115	4,008,144	—
Basic and diluted net loss per share:	$(0.07)	$(0.07)	$—

	Six Months Ended June 30, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(454,595)	$(484,741)	$(102)
Total numerator	$(454,595)	$(484,741)	$(102)
Denominator - weighted average number of common shares outstanding	3,674,781	3,918,471	826
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)

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
Shown below are details of the Company's distributions for the three months ended March 31, 2018 and 2017 as well as three and six months ended June 30, 2018 and 2017.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140
Distributions paid or payable in cash	$780,511	$831,391	$1,611,902
Distributions reinvested	619,468	661,799	1,281,267
Distributions declared	$1,399,979	$1,493,190	$2,893,169
Class A Shares issued upon reinvestment	22,714	22,901	45,615
Class I Shares issued upon reinvestment	21,479	23,520	44,999
Class T Shares issued upon reinvestment	678	976	1,654

	Three Months Ended		Six Months Ended June 30, 2017
	March 31, 2017	June 30, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207
Distributions paid or payable in cash	$716,755	$742,522	$1,459,277
Distributions reinvested	518,614	541,538	1,060,152
Distributions declared	$1,235,369	$1,284,060	$2,519,429
Class A Shares issued upon reinvestment	23,567	23,806	47,373
Class I Shares issued upon reinvestment	15,152	16,611	31,763
Class T Shares issued upon reinvestment	—	—	—

Shown below are details by share class of the Company's distributions for the three months ended March 31, 2018 and 2017 as well as three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
Class A	$593,300	$603,263	$1,196,563
Class I	794,033	865,555	1,659,588
Class T	12,646	24,372	37,018
Distributions declared	$1,399,979	$1,493,190	$2,893,169

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

	Three Months Ended		Six Months Ended June 30, 2017
	March 31, 2017	June 30, 2017
Class A	$572,184	$584,416	$1,156,600
Class I	662,918	699,644	1,362,562
Class T	267	—	267
Distributions declared	$1,235,369	$1,284,060	$2,519,429

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $16,550 and $20,950 for the three months ended June 30, 2018 and 2017, respectively. The net worth and similar taxes paid to certain states where the Company owns real estate properties were $23,250 and $22,206 for the six months ended June 30, 2018 and 2017, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

NOTE 13 — SEGMENT INFORMATION

For the six months ended June 30, 2018 and 2017, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2018 and December 31, 2017 and net income (loss) for the three and six months ended June 30, 2018 and 2017.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2018	$146,966,283	$14,130,288	$161,096,571

Reconciliation to total assets of June 30 , 2018
Carrying value per reportable segments			$161,096,571
Corporate level assets			8,970,181
Total assets			$170,066,752

Carrying value as of December 31, 2017	$150,923,848	$10,046,177	$160,970,025

Reconciliation to total assets of December 31, 2017
Carrying value per reportable segments			$160,970,025
Corporate level assets			8,346,307
Total assets			$169,316,332

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

Three Months Ended June 30, 2018	Real Estate Properties	Real Estate Equity Securities	Total
Rental and other property income	$3,842,279	$—	$3,842,279
Tenant reimbursement income	540,585	—	540,585
Investment income on marketable securities		119,925	119,925
Total revenues	4,382,864	119,925	4,502,789
Segment operating expenses	1,337,600	11,600	1,349,200
Net realized loss upon sale of marketable securities	—	(155,052)	$(155,052)
Net unrealized gain on investment in marketable securities(1)	—	981,763	981,763
Operating income - segments	$3,045,264	$935,036	$3,980,300
(1) Net unrealized gain or loss on investment in marketable securities included pursuant to adoption of ASU 2016-01. See Note 2.

Three Months Ended June 30, 2017
Rental and other property income	$3,784,351	$—	$3,784,351
Tenant reimbursement income	530,623	—	530,623
Investment income on marketable securities	—	76,980	76,980
Total revenues	4,314,974	76,980	4,391,954
Segment operating expenses	1,296,348	12,067	1,308,415
Net realized loss upon sale of marketable securities	—	(6,906)	(6,906)
Operating income - segments	$3,018,626	$58,007	$3,076,633

		Three Months Ended June 30,
Reconciliation to net income (loss)		2018	2017
Operating income - segments		$3,980,300	$3,076,633
General and administrative expenses		(484,184)	(469,550)
Advisory expenses		(389,761)	(257,054)
Depreciation		(1,073,786)	(1,087,167)
Amortization		(906,158)	(932,102)
Operating income		1,126,411	330,760
Interest expense		(884,364)	(886,455)
Net income (loss)		$242,047	$(555,695)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2018
(Unaudited)

Six Months Ended June 30, 2018	Real Estate Properties	Real Estate Equity Securities	Total
Rental and other property income	$7,667,276	$—	$7,667,276
Tenant reimbursement income	1,219,108	—	1,219,108
Investment income on marketable securities	—	208,777	208,777
Total revenues	8,886,384	208,777	9,095,161
Segment operating expenses	2,750,093	22,879	2,772,972
Net realized loss upon sale of marketable securities		(408,532)	(408,532)
Net unrealized gain on investment in marketable securities		481,245	481,245
Operating income - segments	$6,136,291	$258,611	$6,394,902

Six Months Ended June 30, 2017
Rental and other property income	$7,581,484	$—	$7,581,484
Tenant reimbursement income	1,067,823	—	1,067,823
Investment income on marketable securities	—	120,856	120,856
Total revenues	8,649,307	120,856	8,770,163
Segment operating expenses	2,647,479	15,332	2,662,811
Net realized gain upon sale of marketable securities		47,796	47,796
Operating income - segments	$6,001,828	$153,320	$6,155,148

		Six Months Ended June 30,
Reconciliation to net loss		2018	2017
Operating income - segments		$6,394,902	$6,155,148
General and administrative expenses		(983,910)	(849,414)
Advisory expenses		(669,216)	(504,402)
Depreciation		(2,162,655)	(2,168,488)
Amortization		(1,812,962)	(1,860,349)
Operating income		766,159	772,495
Interest expense		(1,787,914)	(1,711,934)
Net loss		$(1,021,755)	$(939,439)

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
June 30, 2018
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

NOTE 16 — SUBSEQUENT EVENTS

On July 3, 2018, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00192261 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from July 1, 2018 through September 30, 2018. As of July 1, 2018, there were no Class D Shares or Class N Shares outstanding.

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

Portfolio Information

Real Estate Property Portfolio

On July 17, 2018, we acquired, through our direct and indirect wholly-owned subsidiaries, a fee simple interest in three warehouse distribution buildings across three separate sites located in Hialeah and Miami Lakes, Florida, which we refer to as Miami Industrial, for a purchase price of $20,700,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,900,000 pursuant to an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Of the $19,900,000 borrowed, approximately $10,258,000 is allocated to Miami Industrial while approximately $9,642,000 is from existing borrowing capacity on previously acquired properties. Miami Industrial consists of three warehouse distribution buildings: one 182,919 square foot industrial property located in Miami Lakes, or Palmetto Lakes Distribution, and two industrial properties that are 57,000 square feet and 50,000 square feet located in Hialeah, referred to as Hialeah I and Hialeah II, respectively. Each property has an urban, in-fill location within established industrial submarkets in Miami. Palmetto Lakes Distribution is located just north of the Miami-Opa Locka Executive Airport and less than one mile from the Palmetto Expressway, allowing for connectivity to the rest of Miami-Dade County to the south and Broward County to the north. Hialeah I and Hialeah II are located approximately five miles from Miami International Airport and approximately eight miles from Port Miami, providing tenants with access to these major port and air cargo hubs. Each property is fully occupied by one tenant, with a weighted average lease term remaining across the three buildings of approximately four years.

As of June 30, 2018, we owned eight properties diversified across geography and sector, including one medical office property and one student housing (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of June 30, 2018, our weighted average remaining lease term was 6.2 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2018:

Property	Location	Rentable Square Feet	Number of Leases/Units	Occupancy(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	3	66.2
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	5	100.0
Office Total		334,267	10	92.1
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Retail Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Industrial Total		259,910	2	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		856,916	19/138	96.0%

(1) Occupancy is based on executed leases as of June 30, 2018.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of June 30, 2018, our real estate equity securities portfolio consisted of publicly-traded common stock of 42 REITs with a value of $14,130,288. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2018:
As of June 30, 2018, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	9.1%
Equity Residential	5.9
Alexandria Real Estate Equities, Inc.	5.0
Extra Space Storage, Inc.	4.9
Coresite Realty Corp	4.9
Cubesmart	4.6
Camden Property Trust	4.6
Welltower, Inc.	4.5
Equity Lifestyle Properties	4.2
Douglas Emmett, Inc.	3.9
Total	51.6%

Market Outlook

In our view, U.S. real estate is performing well. The national vacancy rate is near its lowest level in 17 years and below its 20-year average in every major sector, according to the National Council of Real Estate Investment

Fiduciaries ("NCREIF") Property Index ("NPI"). Per CBRE Econometric Advisors, for the year ending June 2018, rents are rising about 3% annually and per NCREIF, net operating incomes are up nearly 5% annually, well above inflation of approximately 2%. Since the beginning of 2017, while the Federal Reserve has hiked interest rates five times and 10-year Treasury yields have jumped 100 basis points, cap rates, as measured by the NPI, have edged lower. And based on the NPI, unlevered total returns to core property have held at about 7% (annualized), in line with their 30-year average on an inflation-adjusted basis of 5%.

We believe that the property cycle has at least two years and possibly longer to run. Over the past 60 years, DWS has calculated that real estate prices have never materially dropped outside of a recession or its immediate aftermath. In our view, the likelihood of a near-term recession is low. Fueled by fiscal stimulus, the U.S. economy has accelerated toward a 3% growth trend (based on data from the Bureau of Labor Statistics, or BLS), and,based on Federal Reserve data, the yield curve, which has inverted 12-18 months before every recession since 1960, remains upward sloping. To be sure, the yield curve has begun to flatten and we believe it is conceivable that an overheating economy, a trade war, or some other catalyst could trigger a downturn. Yet we also believe this is not inevitable, and despite the unusual longevity of this expansion (by next summer it will be the longest on record going back to the Civil War, according to the National Bureau of Economic Research), there are precedents for even longer ones abroad (Australia is into its 27th year), according to the International Monetary Fund.

For now, the outlook for real estate fundamentals is positive, in our view. Start with the economy which we believe is the principal driver of occupational demand. We believe the labor market is especially robust: according to the BLS, more than 1.2 million jobs were created in the first half of 2018 and the unemployment rate fell to nearly its lowest level (4%) in 50 years (barring a brief stint at the height of the dot-com boom). Further, based on data from the BLS, DWS calculates that for the first time since records began (2000), there were more job openings than unemployed people to fill them. In our view, healthy household finances, booming corporate profits, and fiscal stimulus (tax cuts and higher spending) are expected to keep this momentum on track: Gross Domestic Product (or GDP) growth eclipsed its post-crisis 2% trend in 2017 (per the Bureau of Economic Analysis, or the BEA) and the Conference Board's leading indicators in June 2018 point to further acceleration toward 3% by year-end.

On the supply side, we believe apartment and commercial construction has leveled off at less than 1% of GDP, in line with its 20-year average, and new starts appear to have receded. Anecdotally, developers have reported that acute labor shortages are causing project delays, which we feel is an issue that might worsen with enhanced restrictions on immigration (an estimated 25% of the construction labor force is foreign-born, per the Migration Policy Institute in December 2015). Meanwhile, according to Moody' Analytics, tariffs have increased prices of steel, aluminum, and lumber. Based on what is under construction, we believe that 2018 will mark the peak year for new supply across sectors in this cycle, with the exception of retail, which may bounce off depressed levels.

There are important risks to this benign outlook. On the economic front, two key concerns have surfaced. First, we believe international trade tensions, were they to escalate into a trade war, could tip the U.S. into recession (although exports are only 12.3% of GDP, the spillover effects on consumer spending, corporate profits, financial markets, and confidence would likely amplify any direct impact on foreign demand, per the BEA). Second, with unemployment at very low levels, in our view, fiscal stimulus might cause the economy to overheat, prompting the Federal Reserve to hoist interest rates in order to wring out inflation and/or financial imbalances. On the supply side, we believe it is possible that looser financing conditions could overcome cost constraints. Commercial Mortgage Alert reports that recently enacted modifications to the Dodd-Frank Wall Street Reform and Consumer Protection Act softened rules around bank construction financing, and the Federal Reserve has reported a drop in the share of banks that are tightening construction-lending standards.

These risks certainly bear watching, but we believe that they would likely take time to materialize. In our view, leading indicators for both the economy and supply (construction starts) affirm the near-term outlook. Accordingly, we expect that low vacancies and a healthy demand-supply balance will sustain rental growth of 3% annually through at least 2019.

Results of Operations

Through June 30, 2018, we have acquired eight properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

We review our stabilized operating results, measured by contractual rental revenue, including tenant reimbursement income, less property operating expenses, which we refer to as net operating income, for properties that we owned for the entirety of both the current and prior year reporting periods, which we refer to as “same store” properties. We believe that net operating income, a non-GAAP financial measure, in combination with net loss and cash flows from operating activities, as defined by GAAP, is a useful supplemental performance measure that helps us evaluate our operating performance. We believe this metric is useful to our stockholders and other users of our reports because it provides additional information regarding our property acquisitions and their impact on our portfolio. Net operating income should not be considered as an alternative to net income or loss or to cash flows from operating activities (both as defined by GAAP) as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Three and Six Months Ended June 30, 2018 and 2017

All eight properties were owned for the entirety of both the three and six months ended June 30, 2018 and 2017, and therefore all properties are same store properties. As such, for simplicity, references to same store and non-same store portfolio in the table, discussion and analysis below have been removed. The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for the three and six months ended June 30, 2018 and 2017. For purposes of comparative analysis, the table below reconciles the net operating income to net income or loss determined in accordance with GAAP for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Property operating revenue
Contractual rental revenue and other property income	$3,552,043	$3,674,135	$(122,092)	$7,887,650	$7,122,050	$765,600
Tenant reimbursement income	540,585	530,623	9,962	1,219,108	1,067,823	151,285
Total property operating revenue	4,092,628	4,204,758	(112,130)	9,106,758	8,189,873	916,885

Total property operating expenses	1,337,600	1,296,348	41,252	2,750,093	2,647,479	102,614

Total net operating income	2,755,028	2,908,410	(153,382)	6,356,665	5,542,394	814,271

Adjustments to property operating revenue
Straight line adjustment	245,299	72,177	173,122	(310,531)	383,072	(693,603)
Amortization of above- and below-market lease intangibles, net	70,775	63,878	6,897	141,550	127,756	13,794
Amortization of lease incentive	(25,838)	(25,839)	1	(51,393)	(51,394)	1
Depreciation	(1,073,786)	(1,087,167)	13,381	(2,162,655)	(2,168,488)	5,833
Amortization	(906,158)	(932,102)	25,944	(1,812,962)	(1,860,349)	47,387
General and administrative expenses	(495,784)	(481,617)	(14,167)	(1,006,789)	(864,746)	(142,043)
Advisory fees	(389,761)	(257,054)	(132,707)	(669,216)	(504,402)	(164,814)
Interest expense	(884,364)	(886,455)	2,091	(1,787,914)	(1,711,934)	(75,980)

Marketable securities
Investment income on marketable securities	119,925	76,980	42,945	208,777	120,856	87,921
Net realized (loss) gain on marketable securities	(155,052)	(6,906)	(148,146)	(408,532)	47,796	(456,328)
Net unrealized gain on marketable securities	981,763	—	981,763	481,245	—	481,245
Net income (loss)	$242,047	$(555,695)	$797,742	$(1,021,755)	$(939,439)	$(82,316)

Property Operations

Our total net operating income for the three and six months ended June 30, 2018 and 2017 reflects all eight properties in the portfolio as oJune 30, 20. Property operating revenue for the six months ended June 30, 2018 increased from the same period in 2017 primarily due to lease modification income of $742,000 related to the modification of the lease with Gateway One Lending and Finance at our Anaheim Hills Office Plaza property. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. Similarly, the property operating revenue for the three months ended June 30, 2018 decreased from the same period in 2017 due to this reduction of space by Gateway One Lending and Finance. Tenant reimbursement income for the three and six months ended June 30, 2018 was higher than the three and six months ended June 30, 2017 due to higher operating expenses in 2018 being reimbursed by tenants at Terra Nova Plaza, Commerce Corner, and Allied Drive. Generally, certain of our leases will obligate the tenants to pay all operating costs (as in a triple net lease) or pay operating costs over a specified base year amount, and therefore increased operating costs will likely lead to increased tenant reimbursement income.

Property operating expenses for the three and six months ended June 30, 2018 increased from the same period in 2017 primarily due to higher costs at The Flats at Carrs Hill for marketing, increased snow removal expenses at Loudoun Gateway, increased bad debt expense at Commerce Corner for prior year common area maintenance costs, increased utilities and landscaping expenses generally and higher administrative costs at Allied Drive.

Straight Line Adjustment

The change in the straight line rent adjustment for the three and six months ended June 30, 2018 compared to the 2017 periods was due to the aforementioned $742,000 of lease modification income received from Gateway One Lending and Finance in the first quarter of 2018 which is being recognized on a straight line basis over the 13-month period from January 2018 through January 2019.

Lease Intangible Amortization

During the three and six months ended June 30, 2018, the net amount of above- and below-market lease amortization is higher than the same period in 2017 primarily due to the rollover of an acquired above-market lease at Anaheim Hills Office Plaza into a renewal period. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties remained consistent in the 2018 period compared to the 2017 period since there were limited changes in the investment basis.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees, professional fees and independent director compensation. The amount for the six months ended June 30, 2018 increased from the same periods in 2017 primarily due to the 2017 reimbursement by RREEF America of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. Excluding the reimbursement, general and administrative expenses decreased due to lower costs including legal and audit fees, slightly offset by an increase in professional fees. However, for the three months ended June 30, 2018, the increase from the same period in 2017 is due to higher audit, tax and travel expenses.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and six months ended June 30, 2018, the advisory fee was comprised of the fixed and performance components, while for the three and six months ended June 30, 2017, the advisory fee was comprised of only the fixed component. The fixed component of the advisory fee was higher in the 2018 period compared to the 2017 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2018, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rated basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $90,000. No performance component of the advisory fee was recognized under GAAP over the same periods in 2017.

Interest Expense

The increase in interest expense in the six months ended June 30, 2018 over the same period in 2017 was primarily due to higher LIBOR rates in the 2018 period, despite decreases in the weighted average outstanding aggregate balance on our line of credit with Wells Fargo. The weighted average outstanding aggregate balances on our line of credit were approximately $61,700,000 and $64,900,000 for the six months ended June 30, 2018 and 2017, respectively. The 1-month LIBOR rate increased approximately 88 basis points in the past 12 months which increased the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.39% and 2.72% for the six months ended June 30, 2018 and 2017, respectively. The overall increase in the line of credit interest expense was partially offset by decreased amortization of loan financing costs. The decrease in interest expense in the three months ended June 30, 2018 over the same period in 2017 is due to a decrease in amortization of loan financing costs which reset upon the closing of the Wells Fargo revised line of credit in March 2018, and which offsets the increase in LIBOR rates noted above. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

During the six months ended June 30, 2018, we invested an additional $3,800,000 into our real estate securities portfolio, which when combined with the $1,000,000 invested in the third quarter of 2017, increased our cost basis for the six months ended June 30, 2018 by approximately 55% when compared to the six months ended June 30, 2017. The increase in investment income for the six months ended June 30, 2018 compared to the 2017 period is primarily due to the larger investment basis. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. The REIT securities market (as represented by the MSCI U.S. REIT Index) widely outpaced the broader U.S. equity market (as measured by the S&P 500) in the second quarter of 2018, leading to net realized losses and unrealized gains for the three and six months ended June 30, 2018.

Pursuant to the adoption of Accounting Standards Update 2016-01, net unrealized gains and losses on our investments in marketable securities are now recognized in the consolidated statement of operations beginning January 1, 2018. Previously, such amounts were recognized as part of other comprehensive loss. The net unrealized gain for the six months ended June 30, 2018 was significantly larger than the net unrealized gain for the six months ended June 30, 2017 due to the aforementioned general market appreciation during the 2018 period.

Inflation

In our view, the real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. With the exception of leases with tenants in apartment properties, we will seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. Leases in apartment properties generally turn over on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature.

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2018:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$195,100,000	$21.78	$21.93	$21.82
Investments in real estate equity securities (2)	14,130,288	1.58	1.59	1.58
Other assets, net	5,704,456	0.63	0.64	0.62
Line of credit	(58,500,000)	(6.53)	(6.57)	(6.54)
Mortgage loans payable	(27,500,000)	(3.07)	(3.09)	(3.08)
Other liabilities, net	(3,707,645)	(0.41)	(0.42)	(0.38)
Net asset value	$125,227,099	$13.98	$14.08	$14.02
Note: No Class D or Class N shares were outstanding as of June 30, 2018.

(1)	The value of our investments in real estate was approximately 13.5% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 9.4% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2018.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$65,331,706	$7.28	$7.35	$7.28
Plus:
Unrealized gain on real estate investments	23,238,912	2.59	2.61	2.60
Accumulated depreciation	13,850,423	1.55	1.56	1.55
Accumulated amortization	14,417,944	1.61	1.62	1.61
Deferred costs and expenses	10,025,640	1.13	1.12	1.16
Less:
Deferred rent receivable	(1,637,526)	(0.18)	(0.18)	(0.18)
Net asset value	$125,227,099	$13.98	$14.08	$14.02
Note: No Class D or Class N shares were outstanding as of June 30, 2018.

With respect to the unrealized gain on real estate investments reflected above, as of June 30, 2018, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of June 30, 2018. Once we own more than one property for each of the industrial and apartment property types, and they have been appraised by a third-party appraisal firm, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.52%	6.54%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2018 of 0.25% would yield a decrease in the total office property investment value of 1.8% and a decrease in the retail property investment value of 1.8%. Similarly, an increase in the weighted-average exit capitalization rate used as of June 30, 2018 of 0.25% would yield a decrease in the total office property investment value of 2.2% and would yield a decrease in the total retail property investment value of 2.2%.

The deferred costs and expenses of $10,025,640 includes amounts that are initially excluded from the NAV calculation. This includes $7,787,445 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of June 30, 2018 were recorded as assets and as such have no impact on our NAV as of June 30, 2018, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through June 30, 2018, we reimbursed our advisor for $4,147,887 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,646,301 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager.

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

Funds from Operations and Modified Funds from Operations

We believe that funds from operations, or FFO, FFO as adjusted and modified funds from operations, or MFFO, in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.

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

Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Update 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which revised the accounting related to the classification and measurement of investments in equity securities. Since our inception and prior to adoption of ASU 2016-01, we accounted for our investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. Beginning January 1, 2018, under ASU 2016-01 the net unrealized change in the fair value of our investments in marketable securities for the period presented is recorded in earnings as part of operating income or loss. As a result, under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations. The IPA definition of MFFO includes an adjustment for mark to market valuations on marketable securities, and as such the adoption of ASU 2016-01 had no impact on our MFFO.

We use FFO, MFFO and FFO as adjusted, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO as adjusted or MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of FFO as adjusted or MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, FFO as adjusted, and MFFO. For comparative purposes, the prior period information is presented both as originally reported, and on a pro forma basis as if ASU 2016-01 was effective in those prior periods.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017 As reported	2017, Pro forma for ASU 2016-01	2018	2017 As reported	2017, Pro forma for ASU 2016-01
Net income (loss)	$242,047	$(555,695)	$(465,244)	$(1,021,755)	$(939,439)	$(924,921)

Real estate related depreciation	1,073,786	1,087,167	1,087,167	2,162,655	2,168,488	2,168,488
Real estate related amortization	906,158	932,102	932,102	1,812,962	1,860,349	1,860,349
NAREIT defined FFO	2,221,991	1,463,574	1,554,025	2,953,862	3,089,398	3,103,916
Net unrealized gain on investments in marketable securities	(981,763)	—	(90,451)	(481,245)	—	(14,518)
FFO as adjusted	1,240,228	1,463,574	1,463,574	2,472,617	3,089,398	3,089,398

Additional adjustments:
Straight line rents, net	(245,299)	(72,177)	(72,177)	310,531	(383,072)	(383,072)
Amortization of above- and below-market lease intangibles, net	(70,775)	(63,878)	(63,878)	(141,550)	(127,756)	(127,756)
Amortization of lease incentive	25,838	25,839	25,839	51,393	51,394	51,394
IPA defined MFFO	$949,992	$1,353,358	$1,353,358	$2,692,991	$2,629,964	$2,629,964

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through June 30, 2018, we raised $135,516,022 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2020. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the Wells Fargo line of credit being syndicated. As of June 30, 2018, the outstanding balance and weighted average interest rate were $58,500,000 and 3.65%, respectively.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2018, our maximum borrowing capacity was $82,559,473. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2018, we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is being reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and with the final payment scheduled for December 2018. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of June 30, 2018, the total Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the six months ended June 30, 2018, we reimbursed RREEF America for $457,785 of Deferred O&O, and we have made total reimbursements to RREEF America of $4,147,887 against the Deferred O&O through June 30, 2018.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2018, we owed $99,902 to our advisor for such costs.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2018, our total operating expenses (as defined in our charter) were $3,645,349, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of June 30, 2018 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2018 and 2017 was $2,349,354 and $2,094,157, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is primarily due to lower deferred leasing cost payments in the 2018 period versus the 2017 period. In the 2017 period, we paid $1,056,000 in tenant improvement costs to Dick's Sporting Goods, Inc. that were treated under GAAP as a tenant inducement requiring such payment to be classified as an operating cash flow instead of an investing cash flow. For the six months ended June 30, 2018, deferred leasing costs of $342,600 were paid in connection with an early renewal of the Allstate lease in our Heritage Parkway property. Additionally, in the 2018 period, we received a $742,000 payment for buyout of a portion of the Gateway One Lending and Finance lease at Anaheim Hills Office Plaza, which was mostly offset by the payment of the 2017 performance component of the advisory fee to our advisor. The operating cash flow increases were further offset by decreases due to higher debt service costs as a result of a higher LIBOR rates on our line of credit, and less prepayments of rent by tenants. Cash interest expense was approximately $159,000 greater for the six months ended June 30, 2018 than the six months ended June 30, 2017.

Cash flow used in investing activities during the six months ended June 30, 2018 and 2017 was $4,518,644 and $167,416, respectively. During 2018, we invested an additional $3,800,000 into our real estate securities portfolio, and made a $500,000 deposit for our acquisition of Miami Industrial (see Portfolio Information - Real Estate Property Portfolio, above).

Cash flow provided by financing activities was $1,903,571 for the six months ended June 30, 2018. We received proceeds of $13,917,744 in our offerings and paid $1,777,700 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2018 were $2,874,292. Of the total distributions declared for the six months ended June 30, 2018, $1,281,267 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2018 that resulted in payments by us of $3,550,468, after deductions for any applicable 2% short-term trading discounts. We also made net repayments of $4,600,000 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and in relation thereto paid $492,980 in financing costs.

For the six months ended June 30, 2017, cash flow provided by financing activities was $218,192. We received proceeds of $7,071,574 in our offering. Cash distributions to stockholders paid during the six months ended June 30, 2017 were $2,514,534. Of the total distributions declared for the six months ended June 30, 2017, $1,060,152 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2017 that resulted in payments by us of $2,106,088, after deductions for any applicable 2% short term trading discounts. Lastly, we repaid $1,750,000 of our outstanding balance on the Wells Fargo line of credit.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140
Distributions paid or payable in cash	$780,511	$831,391	$1,611,902
Distributions reinvested	619,468	661,799	1,281,267
Distributions declared	$1,399,979	$1,493,190	$2,893,169

Net Cash Provided by Operating Activities:	$1,319,630	$1,029,724	$2,349,354

Funds From Operations(1):	$731,871	2,221,991	$2,953,862
(1) See below for the impact of adopting ASU 2016-01 on FFO.

For the three months ended March 31, 2018, we had one lease in a free rent period and relatively more tenants paid their rent early in the fourth quarter of 2017, both of which negatively impacted cash flow from operations for the three months ended March 31, 2018. For the three months ended June 30, 2018, we paid $342,600 in lease commissions related to an early renewal of the Allstate lease at Heritage Parkway, which negatively impacted cash flow from operations. As a result, for the six months ended June 30, 2018, our distributions were covered 81% by cash flow from operations and 19% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under "Funds from Operations and Modified Funds from Operations," we adopted ASU 2016-01 effective January 1, 2018 which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized gain or loss on our investments in marketable securities. For the three months ended March 31, 2018, and for the three and six months ended June 30, 2018, the net unrealized (loss) gain on our investments in marketable securities was ($500,518), $981,763 and $481,245, respectively. Without this net unrealized (loss) gain, our FFO for the three months ended March 31, 2018, and for three and six months ended June 30, 2018 would have been $1,232,389, $1,240,228 and $2,472,617, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and six months ended June 30, 2018.

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

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the most recent quarterly report on Form 10-Q. For the six months ended June 30, 2018, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, Summary of Significant Accounting Policies, to this quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2018, we had $58,500,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.7%, representing approximately a 46.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $292,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2018, we owned marketable securities with a value of $14,130,288. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2018 would result in a change of $1,413,029 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2018, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018. With the exception of the risk factors set forth below, which update the risk factors disclosed in such Annual Report, there have been no material changes to our risk factors.

Risks Related to an Investment in Our Shares

Expense support from our advisor has previously contributed to funding our distributions, and in the future we may, and likely will, pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, during the early stages of our operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the period before we have raised substantial proceeds from our offerings, we may, and likely will, use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor and other sources, to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

Federal Income Tax Risks

Non-U.S. stockholders may be subject to FIRPTA tax and required to file a U.S. federal income tax return upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

A non-U.S. stockholder (as such term is defined below under “Federal Income Tax Considerations—Taxation of Stockholders—Taxation of Non-U.S. Stockholders”) that recognizes gain on a disposition of a “U.S. real property interest,” or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains and required to report such gains on a U.S. federal income tax return. We generally invest in various publicly traded REIT stocks and receive dividends therefrom. To the extent such dividends are attributable to a REIT’s gains from disposition of a U.S. real property interest, our distributions attributable to such amounts will be treated as gain from sale of a U.S. real property interest. While such amounts are likely to be a small portion of the dividends we distribute, any such amount would require a non-U.S. stockholder to file a U.S. federal income tax return. It is possible that a non-U.S. stockholder will be required to file a U.S. federal income tax return every year such stockholder receives dividends from us.

Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. Our shares are not listed on an exchange and we have no current plans to list our shares.

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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended June 30, 2018 and 2017. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2018	Shares	Weighted Average Share Price
Class A	74,710	$13.86
Class I	64,144	13.90
Class T	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended June 30, 2018. As of June 30, 2018, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2018	48,002	$13.87	48,002	(1)
May 1 - May 31, 2018	33,950	$13.88	33,950	(1)
June 1 - June 30, 2018	56,902	$14.00	56,902	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2018, James N. Carbone resigned as a director of the Company. There were no disagreements between Mr. Carbone and the Company or any of the Company's executive officers or other directors.

On August 10, 2018, the remaining directors of the Company elected Julianna S. Ingersoll to serve on the Company's board of directors effective immediately until the next duly scheduled annual meeting of stockholders and until her successor is duly elected and qualified. Ms. Ingersoll already serves as the Company's Chief Executive Officer and President. Ms. Ingersoll has not been named to serve on any committee of the board of directors at this time. The election of Ms. Ingersoll to the Board was not made pursuant to any arrangement or understanding between her and any other person.

In connection with Ms. Ingersoll’s initial appointment as the Company's Chief Financial Officer in February 2012, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with Ms. Ingersoll (the “Indemnitee”). The Indemnification Agreement is substantially identical to the Indemnification Agreements entered into by the Company with its other directors and officers and provides that, subject to certain limitations set forth therein, the Company will indemnify each Indemnitee to the fullest extent permitted by Maryland law and the Company’s charter, for amounts incurred as a result of an Indemnitee’s service in her role as a director and an officer of the Company or in other roles as the Company may require from time to time. The Indemnification Agreement further provides that, subject to the limitations set forth therein, the Company will advance all reasonable expenses to the Indemnitee in connection with proceedings covered by the Indemnification Agreement.

Subject to certain limitations set forth therein, the Indemnification Agreement places limitations on the indemnification of the Indemnitee to the extent an Indemnitee is found to have acted in bad faith or with active and deliberate dishonesty and such actions were material to the matter that caused the loss to the Company. The Indemnification Agreement also provides that, except for a proceeding brought by an Indemnitee and certain proceedings involving separate defenses, counterclaims or other conflicts of interest, the Company has the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement.

The description of the Indemnification Agreement herein is a summary and is qualified in its entirety by the full terms of the Indemnification Agreement. The Company has filed a Form of Indemnification Agreement with Pre-Effective Amendment No. 2 to its Registration Statement on Form S-11, filed September 21, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Agreement of Purchase and Sale, dated June 1, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 18, 2018.

10.2
First Amendment to Agreement of Purchase and Sale, dated June 11, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 18, 2018.

10.3
Second Amendment to Agreement of Purchase and Sale, dated June 18, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 18, 2018.

10.4
Third Amendment to Agreement of Purchase and Sale, dated June 25, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America, L.L.C., incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 18, 2018.

10.5
Assignment and Assumption of Agreement of Sale and Purchase, dated June 27, 2018, by and between RREEF America L.L.C. and RPT Palmetto Lakes, LLC, RPT Hialeah I LLOC and RPT Hialeah II, LLC, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 18, 2018.

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

Date: August 13, 2018