Form 10-Q
period 2018-09-30
RREEF Property Trust, Inc.
filed 2018-11-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2018, the registrant had 3,607,335 shares of Class A common stock, $.01 par value, outstanding, 5,770,270 shares of Class I common stock, $.01 par value, outstanding, 564,664 shares of Class T common stock, $.01 par value, outstanding, and no shares of Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investment in real estate assets:
Land	$46,658,955	$37,238,612
Buildings and improvements, less accumulated depreciation of $14,740,905 and $11,476,041, respectively	97,204,810	92,160,948
Furniture, fixtures and equipment, less accumulated depreciation of $272,423 and $211,727, respectively	246,802	239,225
Acquired intangible lease assets, less accumulated amortization of $18,488,151 and $15,510,271, respectively	22,058,686	21,285,063
Total investment in real estate assets, net	166,169,253	150,923,848
Investment in marketable securities	15,697,601	10,046,177
Total investment in real estate assets and marketable securities, net	181,866,854	160,970,025
Cash and cash equivalents	3,521,462	2,441,853
Receivables, net of allowance for doubtful accounts of $20,526 and $9,586, respectively	2,473,886	2,615,939
Deferred leasing costs, net of amortization of $320,947 and $201,108, respectively	2,169,888	1,833,527
Prepaid and other assets	1,537,301	1,454,988
Total assets	$191,569,391	$169,316,332
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$66,929,809	$63,022,061
Mortgage loans payable, net	27,280,925	27,254,431
Accounts payable and accrued expenses	1,731,432	768,049
Due to affiliates	3,971,994	4,375,191
Note to affiliate, net of unamortized discount of $1,401,165 and $1,509,753, respectively	7,548,835	7,440,247
Acquired below market lease intangibles, less accumulated amortization of $3,331,253 and $3,016,239, respectively	5,807,515	5,667,516
Distributions payable	311,496	258,542
Other liabilities	1,122,082	1,190,779
Total liabilities	114,704,088	109,976,816
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,811,496 and 3,666,927 issued and outstanding, respectively	38,115	36,670
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 5,620,297 and 4,352,050 issued and outstanding, respectively	56,203	43,521
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 540,436 and 71,316 issued and outstanding, respectively	5,404	713
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	110,644,957	86,813,276
Deficit	(33,879,376)	(28,290,303)
Accumulated other comprehensive income	—	735,639
Total stockholders' equity	76,865,303	59,339,516
Total liabilities and stockholders' equity	$191,569,391	$169,316,332
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental and other property income	$4,302,433	$3,819,417	$11,969,709	$11,400,901
Tenant reimbursement income	688,482	540,528	1,907,590	1,608,351
Investment income on marketable securities	136,832	84,836	345,609	205,692
Total revenues	5,127,747	4,444,781	14,222,908	13,214,944
Expenses
General and administrative expenses	434,501	407,787	1,441,290	1,272,533
Property operating expenses	1,597,997	1,446,432	4,348,090	4,093,912
Advisory fees	542,353	623,670	1,211,569	1,128,071
Depreciation	1,162,905	1,085,483	3,325,560	3,253,971
Amortization	1,125,428	933,854	2,938,390	2,794,203
Total operating expenses	4,863,184	4,497,226	13,264,899	12,542,690
Net realized gain (loss) upon sale of marketable securities	201,769	(25,389)	(206,763)	22,407
Net unrealized (loss) gain on investment in marketable securities	(201,223)	—	280,022	—
Operating income (loss)	265,109	(77,834)	1,031,268	694,661
Interest expense	(1,012,974)	(910,512)	(2,800,888)	(2,622,446)
Net loss	$(747,865)	$(988,346)	$(1,769,620)	$(1,927,785)

Basic and diluted net loss per share of Class A common stock	$(0.08)	$(0.12)	$(0.20)	$(0.24)
Basic and diluted net loss per share of Class I common stock	$(0.08)	$(0.13)	$(0.20)	$(0.26)
Basic and diluted net loss per share of Class T common stock	$(0.07)	$(0.10)	$(0.19)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(747,865)	$(988,346)	$(1,769,620)	$(1,927,785)
Other comprehensive (loss) gain for the three and nine months ended September 30, 2017:
Reclassification of previous unrealized loss (gain) on marketable securities into net realized loss	—	25,389	—	(22,407)
Unrealized (loss) gain on marketable securities for the three and nine months ended September 30, 2017	—	(37,393)	—	24,921
Total other comprehensive (loss) gain for the three and nine months ended September 30, 2017	—	(12,004)	—	2,514
Comprehensive loss	$(747,865)	$(1,000,350)	$(1,769,620)	$(1,925,271)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$36,670	4,352,050	$43,521	71,316	$713	—	$—	—	$—	$86,813,276	$(28,290,303)	$735,639	$59,339,516
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	—	—	—	—	—	—	—	—	—	—	735,639	(735,639)	—
Balance, January 1, 2018, as adjusted	—	—	3,666,927	36,670	4,352,050	43,521	71,316	713	—	—	—	—	86,813,276	(27,554,664)	—	59,339,516
Issuance of common stock	—	—	310,128	3,101	1,358,532	13,585	465,918	4,659	—	—	—	—	30,251,334	—	—	30,272,679
Issuance of common stock through the distribution reinvestment plan	—	—	69,115	691	72,179	722	3,202	32	—	—	—	—	2,013,350	—	—	2,014,795
Redemption of common stock	—	—	(234,674)	(2,347)	(162,464)	(1,625)	—	—	—	—	—	—	(5,512,904)	—	—	(5,516,876)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,555,092)	—	(4,555,092)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,920,099)	—	—	(2,920,099)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,769,620)	—	(1,769,620)
Balance, September 30, 2018	—	$—	3,811,496	$38,115	5,620,297	$56,203	540,436	$5,404	—	$—	—	$—	$110,644,957	$(33,879,376)	$—	$76,865,303

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,769,620)	$(1,927,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,325,560	3,253,971
Net realized loss (gain) upon sale of marketable securities	206,763	(22,407)
Net unrealized gain on marketable securities	(280,022)	—
Amortization of intangible lease assets and liabilities	2,782,705	2,680,086
Amortization of deferred financing costs	216,648	358,978
Allowance for doubtful accounts	10,940	16,458
Straight line rent	52,691	(450,710)
Amortization of discount on note to affiliate	108,588	106,508
Changes in assets and liabilities:
Receivables	(56,477)	77,291
Deferred leasing costs	(346,169)	(93,211)
Prepaid and other assets	(5,020)	(32,156)
Accounts payable and accrued expenses	557,347	(1,164,539)
Other liabilities	(161,521)	(31,977)
Due to affiliates	(331,611)	87,094
Net cash provided by operating activities	4,310,802	2,857,601
Cash flows from investing activities:
Investment in real estate and related assets	(20,618,450)	—
Improvements to real estate assets	(103,163)	(119,755)
Investment in marketable securities	(22,178,430)	(12,161,827)
Proceeds from sale of marketable securities	16,555,574	10,997,483
Net cash used in investing activities	(26,344,469)	(1,284,099)
Cash flows from financing activities:
Proceeds from line of credit	19,900,000	3,250,000
Repayments of line of credit	(15,500,000)	(3,950,000)
Proceeds from issuance of common stock	30,376,055	10,353,815
Payment of financing costs	(682,407)	—
Payment of offering costs	(2,976,153)	(2,305,716)
Distributions to investors	(4,502,138)	(3,862,541)
Redemption of common stock	(5,516,876)	(5,751,172)
Common stock issued through the distribution reinvestment plan	2,014,795	1,638,756
Net cash provided by (used in) financing activities	23,113,276	(626,858)
Net increase in cash and cash equivalents	1,079,609	946,644
Cash and cash equivalents, beginning of period	2,441,853	1,493,256
Cash and cash equivalents, end of period	$3,521,462	$2,439,900

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2018	2017
Distributions declared and unpaid	$311,496	$248,375
Net unrealized gain on marketable securities, nine months ended September 30, 2017	—	2,514
Purchases of marketable securities not yet paid	26,312	60,460
Proceeds from sale of marketable securities not yet received	41,746	30,480
Proceeds from issuance of common stock not yet received	118,624	189,575
Accrued offering costs not yet paid	1,536,975	907,648
Capital expenditures not yet paid	144,850	—
Supplemental Cash Flow Disclosures:
Interest paid	$2,412,657	$2,091,318

In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$20,842,319	$—
Other liabilities assumed	(223,869)	—
Investment in real estate and related assets	$20,618,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018
(Unaudited)

under the symbols ZRPTAX, ZRPTIX and ZRPTTX for its Class A Shares, Class I Shares and Class T Shares, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2018 except for the adoption of Accounting Standards Updates ("ASU") noted below in Note 2. The interim financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

The Company has reclassified the $25,389 of net realized loss and $22,407 of net realized gain upon sale of marketable securities on the accompanying consolidated statement of operations for the three and nine months ended September 30, 2017, respectively, to include it in operating income or loss for comparative purposes. This reclassification has not changed the Company's net loss for the three and nine months ended September 30, 2017.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2018 and December 31, 2017, the Company has accrued $2,869,271 and $2,238,576, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
September 30, 2018
(Unaudited)

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

Concentration of Credit Risk

As of September 30, 2018 and December 31, 2017, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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

ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. As of September 30, 2018, the Company is not a lessee under any lease contracts. As of September 30, 2018, all of the Company's leases are classified as operating leases, and it is expected that such leases will continue to be classified as operating leases under ASU 2016-02. The Company intends to adopt ASU 2016-02 when it is effective on January 1, 2019. The Company is still evaluating the impact of ASU 2016-02 and subsequent amendments on its consolidated financial statements but currently does not expect adoption of ASU 2016-02 to have a material impact.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 by eliminating, modifying or adding certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. However, ASU 2018-13 allows an entity to early adopt the provisions regarding eliminating or modifying certain disclosures while not adopting the provisions regarding additional

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

disclosures until the effective date of the ASU. The Company is evaluating the impact of ASU 2018-13 but does not expect a material change to its fair value disclosures.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $67,500,000 and $63,100,000 at September 30, 2018 and December 31, 2017, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $25,985,182 and $26,610,378 as of September 30, 2018 and December 31, 2017, respectively.
The fair value of the Company's note to affiliate is determined using Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $2,600,000 and $2,400,000 as of September 30, 2018 and December 31, 2017, respectively.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
The Company acquired three real estate properties during the three and nine months ended September 30, 2018 and no real estate property during the three and nine months ended September 30, 2017.

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
September 30, 2018
(Unaudited)

three warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.

All leases at Miami Industrial have been classified as operating leases. Under ASU 2017-01, the transaction was determined to be an asset acquisition, resulting in the Company's capitalization of $142,319 of acquisition related costs. The Company's allocation of the purchase price (including acquisition related costs) of Miami Industrial is as follows:

Miami Industrial
Land	$9,420,343
Building and improvements	8,125,485
Acquired in-place leases	3,751,504
Acquired below-market leases	(455,013)
Total purchase price	$20,842,319

The Company recorded revenues and net loss related to Miami Industrial, acquired during the three and nine months ended September 30, 2018 as follows:

Three and Nine Months Ended September 30, 2018
Revenues	$416,727
Net loss	(117,213)

The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisition of Miami Industrial was completed on January 1, 2017), for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$5,207,968	$15,210,628
Net loss	(777,281)	(2,131,800)
Basic and diluted net loss per share of Class A common stock	$(0.08)	$(0.24)
Basic and diluted net loss per share of Class I common stock	$(0.08)	$(0.25)
Basic and diluted net loss per share of Class T common stock	$(0.07)	$(0.23)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2018, the Company owned four office properties (including one medical office property), two retail properties and four industrial properties with a total of twenty-one tenants, and one student housing property with 316 beds. As of September 30, 2017, the Company owned four office properties (including one medical office property), two retail properties and one industrial property with a total of nineteen tenants, and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

leases. The Company's rental and other property income from its real estate investments for the three and nine months ended September 30, 2018 and 2017 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental revenue	$3,979,066	$3,714,023	$11,866,716	$10,836,073
Straight-line revenue	257,840	67,638	(52,691)	450,710
Above- and below-market lease amortization, net	91,650	63,878	233,200	191,634
Lease incentive amortization	(26,123)	(26,122)	(77,516)	(77,516)
Rental and other property income	$4,302,433	$3,819,417	$11,969,709	$11,400,901
Percentages of gross rental revenues by property and tenant representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the three and nine months ended September 30, 2018 and 2017 are shown below.

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Flats at Carrs Hill, Athens, GA	16.2%	16.7%
Loudoun Gateway, Sterling, VA	14.8	16.2
Allied Drive, Dedham, MA	14.6	15.9
Anaheim Hills Office Plaza, Anaheim, CA	11.7	12.5
Terra Nova Plaza, Chula Vista, CA	11.1	11.9
Commerce Corner, Logan Township, NJ	10.5	10.4
Total	78.9%	83.6%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Orbital ATK Inc. - Loudoun Gateway	14.8%	16.2%
New England Baptist Hospital - Allied Drive	12.6	13.5
Total	27.4%	29.7%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

	Percent of actual gross rental revenues
Property	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Flats at Carrs Hill, Athens, GA	17.7%	17.4%
Loudoun Gateway, Sterling, VA	16.7	17.3
Allied Drive, Dedham, MA	15.7	16.2
Terra Nova Plaza, Chula Vista, CA	13.0	12.5
Anaheim Hills Office Plaza, Anaheim, CA	12.9	12.6
Commerce Corner, Logan Township, NJ	10.6	10.4
Total	86.6%	86.4%

	Percent of actual gross rental revenues
Tenant	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Orbital ATK Inc. - Loudoun Gateway	16.7%	17.3%
New England Baptist Hospital - Allied Drive	13.4	13.7
Total	30.1%	31.0%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2018 and 2017 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2018	September 30, 2017
Orbital ATK Inc. - Loudoun Gateway	17.5%	18.7%
New England Baptist Hospital - Allied Drive	9.9	10.7
Total	27.4%	29.4%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of September 30, 2018 and December 31, 2017, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2017 were available-for-sale securities and none were considered impaired on an other-than-temporary basis. Pursuant to ASU 2016-01 adopted by the Company (see Note 2), beginning on January 1, 2018, changes in fair value of the Company's investments in marketable securities are recorded in earnings.

	September 30, 2018	December 31, 2017
Marketable securities—cost	$14,681,940	$9,310,538
Unrealized gains	1,091,409	832,651
Unrealized losses	(75,748)	(97,012)
Net unrealized gain	1,015,661	735,639
Marketable securities—fair value	$15,697,601	$10,046,177

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2018 and 2017, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

generated proceeds of $5,468,743 and $3,030,317, respectively, resulting in gross realized gains of $297,496 and $110,632, respectively, and gross realized losses of $95,727 and $136,021, respectively. During the nine months ended September 30, 2018 and 2017, marketable securities sold generated proceeds of $16,524,051 and $10,943,630, respectively, resulting in gross realized gains of $508,338 and $480,574, respectively, and gross realized losses of $715,101 and $458,167, respectively.

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

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $200,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of September 30, 2018, the outstanding balance was $67,500,000 and the weighted average interest rate was 3.76%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2018, the Company's maximum borrowing capacity was $95,510,154.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of September 30, 2018.

Nationwide Life Insurance Loan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
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

The following is a reconciliation of the carrying amount of the of the line of credit and mortgage loans payable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Line of credit	$67,500,000	$63,100,000
Deduct: Deferred financing costs, less accumulated amortization	(570,191)	(77,939)
Line of credit, net	$66,929,809	$63,022,061

Mortgage loans payable	$27,500,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(219,075)	(245,569)
Mortgage loans payable, net	$27,280,925	$27,254,431

Aggregate future principal payments of mortgage loans payable as of September 30, 2018 are as follows:

Year	Amount
Remainder of 2018	$—
2019	253,331
2020	262,106
2021	271,185
2022	280,578
Thereafter	26,432,800
Total	$27,500,000

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

independent directors. The Advisory Agreement has a current expiration date of January 20, 2020. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of September 30, 2018 to be sufficiently probable to warrant recognition of a performance component as of September 30, 2018 in the Company's consolidated financial statements. The fixed component earned by RREEF America, and the performance component recognized by the Company, for the three and nine months ended September 30, 2018 and 2017, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed component	$332,353	$270,369	$911,568	$774,770
Performance component	210,000	353,301	300,000	353,301
	$542,353	$623,670	$1,211,568	$1,128,071

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
September 30, 2018
(Unaudited)

on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended September 30, 2018 and 2017, RREEF America incurred $69,742 and $63,329 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2018 and 2017, RREEF America incurred $233,940 and $204,819 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2018 and December 31, 2017, the Company had a payable to RREEF America of $76,525 and $58,874, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. However, if the Advisory Agreement is terminated by RREEF America, then the unpaid balance of the Deferred O&O is payable to RREEF America within 30 days. For the three months ended September 30, 2018 and 2017, the Company reimbursed RREEF America $232,686 and $232,686, respectively. For the nine months ended September 30, 2018 and 2017, the Company reimbursed RREEF America $690,471 and $690,473, respectively.
The amount of Deferred O&O payable to RREEF America is shown below.

	September 30, 2018	December 31, 2017
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(4,380,573)	(3,690,102)
Remaining Deferred O&O reimbursable to RREEF America	$237,745	$928,216

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended September 30, 2018 and 2017, the Company amortized $36,371 and $35,675, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2018 and 2017, the Company amortized $108,588 and $106,508, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid Deferred O&O under the Advisory Agreement and the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc. (formerly known as Deutsche Distributors, Inc.), an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of September 30, 2018 and December 31, 2017, the Company has accrued $80,554 and $67,279, respectively, in Trailing Fees currently payable to the Dealer Manager, and $2,869,271 and $2,238,576, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2018 and 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $277,077 and $41,466, respectively. For the nine months ended September 30, 2018 and 2017, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $441,406 and $76,700, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended September 30, 2018 and 2017, the Dealer Manager incurred $67,000 and $80,000, respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2018 and 2017, the Dealer Manager incurred $287,823 and $228,203, respectively, in such costs on behalf of the Company. As of September 30, 2018 and December 31, 2017, the Company had payable to the Dealer Manager $295,343 and $315,622, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
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

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, September 30, 2018 and December 31, 2017	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $913,132 and $1,355,890 of estimated accrued Trailing Fees payable in the future as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, in the Follow-On Public Offering, the Company had raised $57,800,338 in gross proceeds and incurred total organization and offering costs of $6,090,879, including estimated accrued Trailing Fees payable in the future of $1,956,139.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2018, total operating expenses of the Company were $3,604,820 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2018 and December 31, 2017, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

	September 30, 2018	December 31, 2017
Deferred O&O	$237,745	$928,216
Reimbursable under the Advisory Agreement	76,525	58,874
Reimbursable under the Dealer Manager Agreement	295,343	315,622
Advisory fees	412,555	766,624
Accrued Trailing Fees	2,949,826	2,305,855
Due to affiliates	$3,971,994	$4,375,191

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,401,165)	(1,509,753)
Note to Affiliate, net of unamortized discount	$7,548,835	$7,440,247

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
September 30, 2018
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

During the three and nine months ended September 30, 2018 and 2017, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the line of credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	95,496	$13.98	$1,334,534
Class I	44,865	14.08	631,873
Class T	—	—	—

Nine Months Ended September 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	234,674	$13.87	$3,254,765
Class I	162,464	13.96	2,262,111
Class T	—	—	—

Three Months Ended September 30, 2017	Shares	Weighted Average Share Price	Amount
Class A	89,747	$13.48	$1,209,895
Class I	179,284	13.59	2,435,188
Class T	—	—	—

Nine Months Ended September 30, 2017	Shares		Weighted Average Share Price	Amount
Class A	180,196		$13.40	$2,414,334
Class I	241,808		13.54	3,275,020
Class T	4,043	*	15.29	61,818
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

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component for three and nine months ended September 30, 2018 and 2017, and the impact on each class of common stock, are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

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

	Three Months Ended September 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(216,006)	$(297,490)	$(24,369)
Allocation of performance fees	(81,961)	(124,068)	(3,971)
Total numerator	$(297,967)	$(421,558)	$(28,340)
Denominator - weighted average number of common shares outstanding	3,777,836	5,202,959	426,209
Basic and diluted net loss per share:	$(0.08)	$(0.08)	$(0.07)

	Nine Months Ended September 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(623,732)	$(808,987)	$(36,901)
Allocation of performance fees	(117,087)	(177,240)	(5,673)
Total numerator	$(740,819)	$(986,227)	$(42,574)
Denominator - weighted average number of common shares outstanding	3,719,098	4,823,708	220,030
Basic and diluted net loss per share:	$(0.20)	$(0.20)	$(0.19)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
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
Shown below are details of the Company's distributions for the first three quarters of 2018 and 2017 and for the nine months ended September 30, 2018 and 2017.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261
Distributions paid or payable in cash	$780,511	$831,391	$928,395	$2,540,297
Distributions reinvested	619,468	661,799	733,528	2,014,795
Distributions declared	$1,399,979	$1,493,190	$1,661,923	$4,555,092
Class A Shares issued upon reinvestment	22,714	22,901	23,500	69,115
Class I Shares issued upon reinvestment	21,479	23,520	27,180	72,179
Class T Shares issued upon reinvestment	678	976	1,548	3,202

	Three Months Ended			Nine Months Ended September 30, 2017
	March 31, 2017	June 30, 2017	September 30, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445
Distributions paid or payable in cash	$716,755	$742,522	$772,986	$2,232,263
Distributions reinvested	518,614	541,538	578,604	1,638,756
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$3,871,019
Class A Shares issued upon reinvestment	23,567	23,806	23,649	71,022
Class I Shares issued upon reinvestment	15,152	16,611	18,986	50,749
Class T Shares issued upon reinvestment	—	—	17	17

Shown below are details by share class of the Company's distributions for each of the first three quarters of 2018 and 2017 and for the nine months ended September 30, 2018 and 2017.

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Class A	$593,300	$603,263	$631,342	$1,827,905
Class I	794,033	865,555	960,012	2,619,600
Class T	12,646	24,372	70,569	107,587
Distributions declared	$1,399,979	$1,493,190	$1,661,923	$4,555,092

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $88 and $14,209 for the three months ended September 30, 2018 and 2017, respectively. The net worth and similar taxes paid to certain states where the Company owns real estate properties were $23,338 and $36,415 for the nine months ended September 30, 2018 and 2017, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

NOTE 13 — SEGMENT INFORMATION

For the nine months ended September 30, 2018 and 2017, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2018 and December 31, 2017 and net income (loss) for the three and nine months ended September 30, 2018 and 2017.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2018	$166,169,253	$15,697,601	$181,866,854

Reconciliation to total assets of September 30 , 2018
Carrying value per reportable segments			$181,866,854
Corporate level assets			9,702,537
Total assets			$191,569,391

Carrying value as of December 31, 2017	$150,923,848	$10,046,177	$160,970,025

Reconciliation to total assets of December 31, 2017
Carrying value per reportable segments			$160,970,025
Corporate level assets			8,346,307
Total assets			$169,316,332

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

Three Months Ended September 30, 2018	Real Estate Properties	Real Estate Equity Securities	Total
Rental and other property income	$4,302,433	$—	$4,302,433
Tenant reimbursement income	688,482	—	688,482
Investment income on marketable securities		136,832	136,832
Total revenues	4,990,915	136,832	5,127,747
Segment operating expenses	1,597,996	14,319	1,612,315
Net realized gain upon sale of marketable securities	—	201,769	201,769
Net unrealized loss on investment in marketable securities(1)	—	(201,223)	(201,223)
Operating income - segments	$3,392,919	$123,059	$3,515,978
(1) Net unrealized gain or loss on investment in marketable securities included pursuant to adoption of ASU 2016-01. See Note 2.

Three Months Ended September 30, 2017
Rental and other property income	$3,819,417	$—	$3,819,417
Tenant reimbursement income	540,528	—	540,528
Investment income on marketable securities	—	84,836	84,836
Total revenues	4,359,945	84,836	4,444,781
Segment operating expenses	1,446,432	12,341	1,458,773
Net realized loss upon sale of marketable securities	—	(25,389)	(25,389)
Operating income - segments	$2,913,513	$47,106	$2,960,619

		Three Months Ended September 30,
Reconciliation to net loss		2018	2017
Operating income - segments		$3,515,978	$2,960,619
General and administrative expenses		(420,183)	(395,446)
Advisory expenses		(542,353)	(623,670)
Depreciation		(1,162,905)	(1,085,483)
Amortization		(1,125,428)	(933,854)
Operating income (loss)		265,109	(77,834)
Interest expense		(1,012,974)	(910,512)
Net loss		$(747,865)	$(988,346)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2018
(Unaudited)

Nine Months Ended September 30, 2018	Real Estate Properties	Real Estate Equity Securities	Total
Rental and other property income	$11,969,709	$—	$11,969,709
Tenant reimbursement income	1,907,590	—	1,907,590
Investment income on marketable securities	—	345,609	345,609
Total revenues	13,877,299	345,609	14,222,908
Segment operating expenses	4,348,090	37,198	4,385,288
Net realized loss upon sale of marketable securities		(206,763)	(206,763)
Net unrealized gain on investment in marketable securities		280,022	280,022
Operating income - segments	$9,529,209	$381,670	$9,910,879

Nine Months Ended September 30, 2017
Rental and other property income	$11,400,901	$—	$11,400,901
Tenant reimbursement income	1,608,351	—	1,608,351
Investment income on marketable securities	—	205,692	205,692
Total revenues	13,009,252	205,692	13,214,944
Segment operating expenses	4,093,912	27,673	4,121,585
Net realized gain upon sale of marketable securities		22,407	22,407
Operating income - segments	$8,915,340	$200,426	$9,115,766

		Nine Months Ended September 30,
Reconciliation to net loss		2018	2017
Operating income - segments		$9,910,879	$9,115,766
General and administrative expenses		(1,404,092)	(1,244,860)
Advisory expenses		(1,211,569)	(1,128,071)
Depreciation		(3,325,560)	(3,253,971)
Amortization		(2,938,390)	(2,794,203)
Operating income		1,031,268	694,661
Interest expense		(2,800,888)	(2,622,446)
Net loss		$(1,769,620)	$(1,927,785)

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
September 30, 2018
(Unaudited)

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

NOTE 16 — SUBSEQUENT EVENTS

On October 1, 2018, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00192836 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from October 1, 2018 through December 31, 2018. As of October 1, 2018, there were no Class D Shares or Class N Shares outstanding.

On November 8, 2018, the board of directors of the Company, including a majority of the independent directors, approved the renewal of the Advisory Agreement by and among the Company, the Operating Partnership and RREEF America effective as of January 20, 2019 for an additional one-year term expiring January 20, 2020. The terms of the Advisory Agreement otherwise remain unchanged.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 20, 2020.

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

Portfolio Information

Real Estate Property Portfolio

On July 17, 2018, we acquired, through our direct and indirect wholly-owned subsidiaries, fee-simple interests in three warehouse distribution buildings across three separate sites located in Hialeah and Miami Lakes, Florida, which we refer to collectively as Miami Industrial, for a purchase price of $20,700,000, exclusive of closing costs. We funded this acquisition with existing capital and by borrowing $19,900,000 pursuant to an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Of the $19,900,000 borrowed, approximately $10,258,000 was allocated to Miami Industrial while approximately $9,642,000 was from existing borrowing capacity on previously acquired properties. Miami Industrial consists of three warehouse distribution buildings: one 182,919 square foot industrial property located in Miami Lakes, or Palmetto Lakes Distribution, and two industrial properties that are 57,000 square feet and 50,000 square feet located in Hialeah, a submarket of Miami, referred to as Hialeah I and Hialeah II, respectively. All three properties have urban, in-fill locations within established industrial submarkets in Miami. Palmetto Lakes Distribution is located just north of the Miami-Opa Locka Executive Airport and less than one mile from the Palmetto Expressway, allowing for connectivity to the rest of Miami-Dade County to the south and Broward County to the north. Hialeah I and Hialeah II are located approximately five miles from Miami International Airport and approximately eight miles from Port Miami, providing tenants with access to these major port and air cargo hubs. Each property is fully occupied by one tenant, with a weighted average lease term remaining across the three buildings of approximately four years.

As of September 30, 2018, we owned eleven properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of September 30, 2018, our weighted average remaining lease term for active leases was 5.3 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2018:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza(2)	Anaheim, CA	73,892	4	83.5
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	4	100.0
Office Total		334,267	10	96.2
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Retail Total		126,875	7	100.0
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Industrial Total		549,829	5	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,146,835	22/138	98.3%

(1) Leased percentage is based on executed leases as of September 30, 2018, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.

(2) At Anaheim Hills Office Plaza, in September 2018, we executed a lease for 12,812 square feet which will commence upon completion of specified improvements, currently anticipated for first quarter 2019. This lease is included in the leased percentages shown. In October 2018, we executed a lease for 8,000 square feet which will commence after Gateway One Lending and Finance vacates the first floor and completion of specified improvements, currently anticipated for second quarter 2019. This is not included in the leased percentages shown above as it was executed after quarter end.
(3) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

Real Estate Equity Securities Portfolio

As of September 30, 2018, our real estate equity securities portfolio consisted of publicly-traded common stock of 34 REITs with a value of $15,697,601. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2018:
As of September 30, 2018, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Prologis, Inc.	8.6%
Simon Property Group, Inc.	8.4
Equity Residential	6.4
Equinix, Inc.	6.0
Welltower, Inc.	4.8
Alexandria Real Estate Equity	4.6
Mid America Apartment Comm.	4.5
Equity Lifestyle Properties, Inc.	4.3
Camden Property Trust	4.1
Boston Properties, Inc.	3.8
Total	55.5%

Market Outlook

By almost any measure, 2018 has been a good year for core U.S. real estate. According to the National Council of Real Estate Investment Fiduciaries, or NCREIF, as of September 2018, the all-property core vacancy rate slipped to 5.8% in the third quarter of 2018, its lowest level in nearly 18 years, and net operating incomes were up 4.2% year-over-year, based on a four-quarter moving average. Despite three Federal Reserve rate hikes, as measured by NCREIF as of September 2018, capitalization rates remained broadly stable and total returns to unlevered core real estate inched up to 7.2% for the trailing four quarters ended September 2018 from 7% in 2017.

While overall performance has appeared solid, a few cracks have formed beneath the surface, including in malls and New York property. As interest rates have increased, the broader financial backdrop has become more turbulent. A key question for investors, therefore, is whether pockets of weakness and macroeconomic uncertainty herald a more difficult future for the asset class.

In our view, the outlook remains positive, albeit with certain caveats. We believe a strong pace of economic growth, fueled by positive momentum and fiscal stimulus, should propel occupational demand. We further believe that supply should remain manageable, constrained by labor shortages and rising construction costs. With vacancy rates already low, we believe this environment should be conducive to healthy rental income growth. At the same time, we believe rising interest rates will likely exert a headwind to valuations.

Absent the broad-based tailwind of falling yields / capitalization rates, we expect that returns will vary widely across sectors and cities, driven by differences in income growth. In particular, we anticipate the industrial sector, supported by the relentless growth of e-commerce, should handily outperform other sectors. Geographically, while supply-constrained coastal cities should perform well over the long term, we believe there is significant tactical opportunity in Texas, Florida, and several other southern locations (e.g., Phoenix, Atlanta, and Nashville), which benefit from burgeoning populations, dynamic economies, and attractive valuations.

Results of Operations

Through September 30, 2018, we have acquired eleven properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Nine Months Ended September 30, 2018 and 2017

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for the three and nine months ended September 30, 2018 and 2017. "Non-same store," as reflected in the table below, includes properties acquired after January 1, 2017 which for the three and nine months ended September 30, 2018 and 2017 is only the Miami Industrial Properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income or loss determined in accordance with GAAP for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Property operating revenue
Contractual rental revenue and other property income	$3,620,720	$3,714,023	$(93,303)	$11,508,370	$10,836,073	$672,297
Tenant reimbursement income	672,010	540,528	131,482	1,891,118	1,608,351	282,767
Property operating revenue - same store portfolio	4,292,730	4,254,551	38,179	13,399,488	12,444,424	955,064
Property operating revenue - non-same store portfolio	374,818	—	374,818	374,818	—	374,818
Total property operating revenue	4,667,548	4,254,551	412,997	13,774,306	12,444,424	1,329,882

Property operating expenses
Same-store portfolio	1,485,990	1,446,432	39,558	4,236,083	4,093,912	142,171
Non-same-store portfolio	112,007	—	112,007	112,007	—	112,007
Total property operating expenses	1,597,997	1,446,432	151,565	4,348,090	4,093,912	254,178

Net operating income
Same-store portfolio	2,806,740	2,808,119	(1,379)	9,163,405	8,350,512	812,893
Non-same-store portfolio	262,811	—	262,811	262,811	—	262,811
Total net operating income	3,069,551	2,808,119	261,432	9,426,216	8,350,512	1,075,704

Adjustments to property operating revenue
Straight line adjustment	257,840	67,638	190,202	(52,691)	450,710	(503,401)

Amortization of above- and below-market lease intangibles, net	91,650	63,878	27,772	233,200	191,634	41,566
Amortization of lease incentive	(26,123)	(26,122)	(1)	(77,516)	(77,516)	—
Depreciation	(1,162,905)	(1,085,483)	(77,422)	(3,325,560)	(3,253,971)	(71,589)
Amortization	(1,125,428)	(933,854)	(191,574)	(2,938,390)	(2,794,203)	(144,187)
General and administrative expenses	(434,501)	(407,787)	(26,714)	(1,441,290)	(1,272,533)	(168,757)
Advisory fees	(542,353)	(623,670)	81,317	(1,211,569)	(1,128,071)	(83,498)
Interest expense	(1,012,974)	(910,512)	(102,462)	(2,800,888)	(2,622,446)	(178,442)

Marketable securities
Investment income on marketable securities	136,832	84,836	51,996	345,609	205,692	139,917
Net realized gain (loss) on marketable securities	201,769	(25,389)	227,158	(206,763)	22,407	(229,170)
Net unrealized (loss) gain on marketable securities	(201,223)	—	(201,223)	280,022	—	280,022
Net loss	$(747,865)	$(988,346)	$240,481	$(1,769,620)	$(1,927,785)	$158,165

Property Operations

Our total same store net operating income for the three and nine months ended September 30, 2018 and 2017 reflects eight of the eleven properties in the portfolio. Property operating revenue for the nine months ended September 30, 2018 increased from the same period in 2017 primarily due to lease modification income of $742,000 related to the modification of the lease with Gateway One Lending and Finance at our Anaheim Hills Office Plaza property. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. Similarly, the property operating revenue for the three months ended September 30, 2018 decreased from the same period in 2017 primarily due to this reduction of space by Gateway One Lending and Finance. Tenant reimbursement income for the three and nine months ended September 30, 2018 was higher than the three and nine months ended September 30, 2017 due to higher operating expenses in 2018 being reimbursed by tenants at Terra Nova Plaza, Commerce Corner, and Allied Drive. Generally, certain of our leases will obligate the tenants to pay all operating costs (as in a triple net lease) or pay operating costs over a specified base year amount, and therefore increased operating costs will likely lead to increased tenant reimbursement income.

Property operating expenses for the three and nine months ended September 30, 2018 increased from the same period in 2017 primarily due to increased real estate taxes at Commerce Corner, increased snow removal expenses at Commerce Corner, increase in prior year common area maintenance at Terra Nova, and higher administrative costs at Allied Drive.

Our non-same store property operating revenues and operating expenses for the three and nine months ended September 30, 2018 relates to the July 17, 2018 acquisition of the Miami Industrial Properties.

Straight Line Adjustment

The change in the straight line rent adjustment for the three and nine months ended September 30, 2018 compared to the 2017 periods was due to the aforementioned $742,000 of lease modification income received from Gateway One Lending and Finance in the first quarter of 2018 which is being recognized on a straight line basis over the 13-month period from January 2018 through January 2019.

Lease Intangible Amortization

During the three and nine months ended September 30, 2018, the net amount of above- and below-market lease amortization is higher than the same period in 2017 primarily due to the acquisition of the Miami Industrial Properties in July 2018 and the rollover of an acquired above-market lease at Anaheim Hills Office Plaza into a renewal period. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2018 period as a result of the acquisition of the Miami Industrial properties in July 2018.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees, professional fees and independent director compensation. The amount for the nine months ended September 30, 2018 increased from the same periods in 2017 primarily due to the 2017 reimbursement by RREEF America of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. Excluding the reimbursement, general and administrative expenses increased due to higher costs including tax, audit, and professional fees, slightly offset by a decrease in legal fees. For the three months ended September 30, 2018, the increase from the same period in 2017 is due to higher audit, and marketing expenses.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and nine months ended September 30, 2018 and 2017, the advisory fee was comprised of the fixed and performance components. The fixed component of the advisory fee was higher in the 2018 period compared to the 2017 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and nine months ended September 30, 2018 and 2017, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rated basis. In accordance with GAAP, at each interim period end, we consider the estimated performance component that is probable to be due to our advisor as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition. We accrued a performance component of $210,000 and $300,000 for the three and nine months ended September 30, 2018, respectively, and $353,301 for the three and nine months ended September 30, 2017.

Interest Expense

The increase in interest expense in the three and nine months ended September 30, 2018 over the same period in

2017 was primarily due to higher LIBOR rates in the 2018 period. The weighted average outstanding aggregate balances on our line of credit were approximately $64,400,000 and $64,500,000 for the nine months ended September 30, 2018 and 2017, respectively. The 1-month LIBOR rate increased approximately 103 basis points in the past 12 months which increased the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.49% and 2.83% for the nine months ended September 30, 2018 and 2017, respectively. The overall increase in the line of credit interest expense was partially offset by decreased amortization of loan financing costs. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

During the nine months ended September 30, 2018, we invested an additional $5,300,000 into our real estate securities portfolio, which increased our cost basis for the nine months ended September 30, 2018 by approximately 57% when compared to the nine months ended September 30, 2017. The increase in investment income for the nine months ended September 30, 2018 compared to the 2017 period is primarily due to the larger investment basis. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our marketable securities portfolio generally rose during the second quarter of 2018 and continued through the first part of the third quarter of 2018, leading to net realized gains for the three months ended September 30, 2018. This was followed by a decline during September driven by interest rate pressures, resulting in a net unrealized loss for the three months ended September 30, 2018.

Pursuant to the adoption of Accounting Standards Update 2016-01, net unrealized gains and losses on our investments in marketable securities are now recognized in the consolidated statement of operations beginning January 1, 2018. Previously, such amounts were recognized as part of other comprehensive loss. The net unrealized gain for the nine months ended September 30, 2018 was significantly larger than the net unrealized loss for the nine months ended September 30, 2017 due to the aforementioned general market appreciation during the middle of the 2018 period.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2018:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$217,708,500	$21.75	$21.89	$21.79
Investments in real estate equity securities (2)	15,697,601	1.57	1.58	1.57
Other assets, net	6,231,101	0.62	0.64	0.61
Line of credit	(67,500,000)	(6.74)	(6.79)	(6.76)
Mortgage loans payable	(27,500,000)	(2.75)	(2.77)	(2.75)
Other liabilities, net	(4,263,769)	(0.43)	(0.43)	(0.40)
Net asset value	$140,373,433	$14.02	$14.12	$14.06
Note: No Class D or Class N shares were outstanding as of September 30, 2018.

(1)	The value of our investments in real estate was approximately 12.8% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 6.9% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2018.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$76,865,303	$7.67	$7.74	$7.67
Plus:
Unrealized gain on real estate investments	24,685,702	2.47	2.48	2.47
Accumulated depreciation	15,013,328	1.50	1.51	1.50
Accumulated amortization	15,477,845	1.55	1.56	1.55
Deferred costs and expenses	10,226,621	1.02	1.02	1.06
Less:
Deferred rent receivable	(1,895,366)	(0.19)	(0.19)	(0.19)
Net asset value	$140,373,433	$14.02	$14.12	$14.06
Note: No Class D or Class N shares were outstanding as of September 30, 2018.

With respect to the unrealized gain on real estate investments reflected above, as of September 30, 2018, all properties except the three Miami Industrial properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office and retail properties as of September 30, 2018. Once we own more than one property for each of the industrial and apartment property types, and they have been appraised by a third-party appraisal firm, we will include the key assumptions for these property types.

	Discount Rate	Exit Capitalization Rate
Office properties	7.41%	6.55%
Retail properties	6.50%	6.16%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2018 of 0.25% would yield a decrease in the total office property investment value of 1.8% and a decrease in the retail property investment value of 1.8%. Similarly, an increase in the weighted-average exit capitalization rate used as of September 30, 2018 of 0.25% would yield a decrease in the total office property investment value of 2.2% and would yield a decrease in the total retail property investment value of 2.2%.

The deferred costs and expenses of $10,226,621 includes amounts that are initially excluded from the NAV calculation. This includes $7,591,130 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of September 30, 2018 were recorded as assets and as such have no impact on our NAV as of September 30, 2018, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). Through September 30, 2018, we reimbursed our advisor for $4,380,573 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $2,869,271 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of the portion of the performance component of the advisory fee that is reflected in the NAV calculation but does not yet meet the threshold for accrual under GAAP.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017 As reported	2017, Pro forma for ASU 2016-01	2018	2017 As reported	2017, Pro forma for ASU 2016-01
Net loss	$(747,865)	$(988,346)	$(1,000,350)	$(1,769,620)	$(1,927,785)	$(1,925,271)

Real estate related depreciation	1,162,905	1,085,483	1,085,483	3,325,560	3,253,971	3,253,971
Real estate related amortization	1,125,428	933,854	933,854	2,938,390	2,794,203	2,794,203
NAREIT defined FFO	1,540,468	1,030,991	1,018,987	4,494,330	4,120,389	4,122,903
Net unrealized loss (gain) on investments in marketable securities	201,223	—	12,004	(280,022)	—	(2,514)
FFO as adjusted	1,741,691	1,030,991	1,030,991	4,214,308	4,120,389	4,120,389

Additional adjustments:
Straight line rents, net	(257,840)	(67,638)	(67,638)	52,691	(450,710)	(450,710)
Amortization of above- and below-market lease intangibles, net	(91,650)	(63,878)	(63,878)	(233,200)	(191,634)	(191,634)
Amortization of lease incentive	26,123	26,122	26,122	77,516	77,516	77,516
IPA defined MFFO	$1,418,324	$925,597	$925,597	$4,111,315	$3,555,561	$3,555,561

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through September 30, 2018, we raised $151,763,679 from the sale of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2020. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the

Wells Fargo line of credit being syndicated. As of September 30, 2018, the outstanding balance and weighted average interest rate were $67,500,000 and 3.76%, respectively.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2018, our maximum borrowing capacity was $95,510,154. The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2018, we were in compliance with all covenants.

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

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618,318. The total of the Deferred O&O is being reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and with the final payment scheduled for December 2018. However, such reimbursements will be limited to a cumulative amount that does not cause our total organization and offering costs to exceed 15% of the gross proceeds raised from our initial offering at any time. As of September 30, 2018, the total

Deferred O&O paid by our advisor did not cause us to exceed the foregoing 15% limit. During the nine months ended September 30, 2018, we reimbursed RREEF America for $690,471 of Deferred O&O, and we have made total reimbursements to RREEF America of $4,380,573 against the Deferred O&O through September 30, 2018.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2018, we owed $76,525 to our advisor for such costs.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2018, our total operating expenses (as defined in our charter) were $3,604,820, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of September 30, 2018 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2018 and 2017 was $4,310,802 and $2,857,601, respectively. The increase in cash flow from operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is primarily due to lower deferred leasing cost payments in the 2018 period versus the 2017 period. In the 2017 period, we paid $1,600,000 in tenant improvement costs to Dick's Sporting Goods, Inc. that were treated under GAAP as a tenant inducement requiring such payment to be classified as an operating cash flow instead of an investing cash flow. For the nine months ended September 30, 2018, deferred leasing costs of $346,169 were paid, $342,600 of which was paid in connection with an early renewal of the Allstate lease in our Heritage Parkway property. Additionally, in the 2018 period, we received a $742,000 payment for buyout of a portion of the Gateway One Lending and Finance lease at Anaheim Hills Office Plaza, which was mostly offset by the payment of the 2017 performance component of the advisory fee to our advisor. The operating cash flow increases were further offset by decreases due to higher debt service costs as a result of a higher LIBOR rates on our line of credit. Cash interest expense was approximately $321,000 greater for the nine months ended September 30, 2018 than the nine months ended September 30, 2017.

Cash flow used in investing activities during the nine months ended September 30, 2018 and 2017 was $26,344,469 and $1,284,099, respectively. During 2018, we acquired the Miami Industrial Properties for $20,842,319 less prorations of $223,689 (see Portfolio Information - Real Estate Property Portfolio, above), and invested an additional $5,300,000 into our real estate securities portfolio.

Cash flow provided by financing activities was $23,113,276 for the nine months ended September 30, 2018. We received proceeds of $30,376,055 in our offerings and paid $2,976,153 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2018 were $4,502,138. Of the total distributions declared for the nine months ended September 30, 2018, $2,014,795 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2018 that resulted in payments by us of $5,516,876, after deductions for any applicable 2% short-term trading discounts. We also borrowed $19,900,000 from our Wells Fargo line of credit to acquire the Miami Industrial Properties, and we made net repayments of $15,500,000 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and added Miami Industrial Properties to the Wells Fargo line of credit, and in relation thereto paid $682,407 in financing costs.

For the nine months ended September 30, 2017, cash flow used in financing activities was $626,858. We received proceeds of $10,353,815 in our offering, and paid $2,305,716 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2017 were $3,862,541. Of the total distributions declared for the nine months ended September 30, 2017, $1,638,756 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2017 that resulted in payments by us of $5,751,172, after deductions for any applicable 2% short term trading discounts. Lastly, we had net repayments of $700,000 of our outstanding balance on the Wells Fargo line of credit.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261
Distributions paid or payable in cash	$780,511	$831,391	$928,395	$2,540,297
Distributions reinvested	619,468	661,799	733,528	2,014,795
Distributions declared	$1,399,979	$1,493,190	$1,661,923	$4,555,092

Net Cash Provided by Operating Activities:	$1,319,630	$1,029,724	$1,961,448	$4,310,802

Funds From Operations(1):	$731,871	2,221,991	$1,540,468	$4,494,330
(1) See below for the impact of adopting ASU 2016-01 on FFO.

For the three months ended March 31, 2018, we had one lease in a free rent period and relatively more tenants paid their rent early in the fourth quarter of 2017, both of which negatively impacted cash flow from operations for the three months ended March 31, 2018. For the three months ended June 30, 2018, we paid $342,600 in lease commissions related to an early renewal of the Allstate lease at Heritage Parkway, which negatively impacted cash flow from operations for the three months ended June 30, 2018. As a result, for the nine months ended September 30, 2018, our distributions were covered 94.6% by cash flow from operations and 5.4% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under "Funds from Operations and Modified Funds from Operations," we adopted ASU 2016-01 effective January 1, 2018 which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized gain or loss on our investments in marketable securities. For each of the three month periods ended March 31, 2018, June 30, 2018 and September 30, 2018, the net unrealized (loss) gain on our investments in marketable securities was ($500,518), $981,763 and ($201,223), respectively. Without this net unrealized (loss) gain, our FFO for each of the three month periods ended March 31, 2018, June 30, 2018 and September 30, 2018 would have been $1,232,389, $1,240,228 and $1,741,691, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and nine months ended September 30, 2018.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Investments in Marketable Securities
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as supplemented by the most recent quarterly report on Form 10-Q. For the nine months ended September 30, 2018, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, Summary of Significant Accounting Policies, to this quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2018, we had $67,500,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.8%, representing approximately a 46.2% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $337,500 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2018, we owned marketable securities with a value of $15,697,601. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2018 would result in a change of $1,569,760 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2018, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 13, 2018. Since those filings, there have been no material changes to our risk factors.

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

The following tables set forth information regarding our redemption of shares of our common stock during the three months ended September 30, 2018. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2018	Shares	Weighted Average Share Price
Class A	95,496	$13.98
Class I	44,865	14.08
Class T	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock during the three months ended September 30, 2018. As of September 30, 2018, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2018	6,936	$13.99	6,936	(1)
August 1 - August 31, 2018	11,273	$13.98	11,273	(1)
September 1 - September 30, 2018	122,152	$14.02	122,152	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

We previously entered into that certain Amended and Restated Advisory Agreement dated as of January 20, 2016 (the “Advisory Agreement”) with RREEF Property Operating Partnership, LP, our operating partnership, and RREEF America L.L.C., our affiliated external advisor. On November 8, 2018, our board of directors approved the renewal of the Advisory Agreement effective as of January 20, 2019 for an additional one-year term expiring January 20, 2020. The terms of the Advisory Agreement otherwise remain unchanged.

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

RREEF Property Trust, Inc.
By:	/s/ W. Todd Henderson
Name:	W. Todd Henderson
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2018