Form 10-K
period 2018-12-31
RREEF Property Trust, Inc.
filed 2019-03-08
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
 Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit all such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 4, 2019, the registrant had 3,599,889 shares of Class A common stock, $.01 par value, outstanding, 6,444,282 shares of Class I common stock, $.01 par value, outstanding, 655,309 shares of Class T common stock, $.01 par value, outstanding, and no Class N or Class D shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2018

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

•	changes to accounting principles generally accepted in the United States (“GAAP”).

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

PART I
ITEM 1. BUSINESS

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and apartment properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2018, we owned twelve properties, including one medical office property and one student housing property (a subset of apartment) located in eight states, comprising 1,239,641 rentable square feet. As of December 31, 2018, these properties were 98% leased. As of December 31, 2018, we owned a real estate securities portfolio with a fair value of $14,735,034.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. We are the sole general partner of the Operating Partnership and originally contributed $199,000 to the Operating Partnership in exchange for our general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary, which originally contributed $1,000 to the Operating Partnership. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America, together with its affiliates in Europe and Asia, comprise the global real estate investment business of DWS Group GmbH & Co. KGaA (together with its subsidiaries, "DWS"), a German partnership limited by shares and an indirect majority owned subsidiary of Deutsche Bank AG ("Deutsche Bank"), a publicly listed banking corporation organized under the laws of Germany.
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

On February 1, 2016, we filed a post-effective amendment to the Initial Registration Statement that, among other things, reflected the renaming of our Class B common stock to Class I and added our Class T common stock to the Initial Public Offering. The Securities and Exchange Commission (the "SEC") declared that post-effective amendment effective on February 9, 2016. On July 1, 2016, our initial public offering terminated.

On July 12, 2016, the SEC declared our registration statement on Form S-11 (File No. 333-208751) effective (the "Follow-On Registration Statement"). Pursuant to the Follow-On Registration Statement, we are offering for sale up to $2,300,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for the our follow-on offering (the "Follow-On Public Offering").

The per share purchase price of our common stock since the Follow-On Public Offering varies from day-to-day, and on any given business day, for a given share class, is equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D and Class T shares only, applicable selling commissions and dealer manager fees.

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

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies and (3) debt backed principally by real estate. Our real property portfolio will be diversified in investable and target markets across the United States as selected by our advisor and will consist primarily of office, industrial, retail and apartment property types. The actual percentage of our portfolio that is invested in office, industrial, retail and apartment property categories may fluctuate due to market conditions and investment opportunities. DWS investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. DWS target markets are a subset of the investable market universe in which DWS forecasts strong economic and real estate fundamentals and DWS believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
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
Until we have raised substantial proceeds in the offerings (approximately $500 million) and acquired a diversified portfolio of our target investments, which we refer to as our “stabilization period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, prior to stabilization, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from our offerings and proceeds from borrowings.
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of September 30, 2018, our advisor managed approximately $21.6 billion in real property in the Americas comprised of 256 properties and approximately 64.7 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

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
After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Investment Committee. The Americas Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. See "Conflicts of Interest—Certain Conflict Resolution Measures—Allocation of Investment Opportunities" below for further detail. If RREEF Property Trust has the highest priority position, and if the acquisition is deemed appropriate for our portfolio and merits future investigation, then the Americas Investment Committee, including our CEO and lead portfolio manager, formally allocates the investment to the Company. At this point the acquisition is approved to move forward and due diligence is commenced.
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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2018, the DWS Real Estate Securities team was comprised of 18 professionals who manage approximately

$8.0 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
Subject to the gross income and asset requirements required for REIT qualification, we invest in equity securities of companies engaged in the real estate sector where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Equity securities in the real estate sector include those issued by REITs and similar tax-transparent entities, real estate operating companies (“REOCs”) and other real estate related companies that, as their primary business own, develop, operate or finance real estate in the United States. Equity securities issued by REITs, REOCs and other real estate related companies include any stapled security or an issued security of an equity nature of a unit trust company that derives the majority of its earnings from real estate activities. REOCs and other real estate related companies in which we invest typically will either have at least 50% of their assets in real estate or related operations, or derive at least 50% of their revenues from such sources. Our real estate equity securities portfolio may consist of securities investments of different types of REITs, such as equity or mortgage REITs. Equity REITs buy real estate and pay investors from the rents they receive and from any profits on the sale of their properties. Mortgage REITs lend money to real estate companies and pay investors from the interest they receive on those loans. Hybrid REITs engage in owning real estate and making real estate based loans. While our advisor expects that our assets will be invested primarily in equity REITs, in changing market conditions we may invest more significantly in other types of REITs. We may also acquire exchange-traded funds and mutual funds focused on REITs and real estate companies. We intend to invest primarily in common stock, but may also include other types of equities, such as preferred or convertible stock.
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
Real Estate Equity Securities - Investment Decision Process
The DWS Real Estate Securities two-step investment process is summarized as follows:

•	The sector allocation process results in overweighting, underweighting or market weighting the property type sectors.

•
Stock selection is the result of detailed underwriting of each company’s real estate portfolio as well as other quantitative and qualitative factors that impact value. This leads to a forecast of total return for each individual company in our investment universe.

The robust analytical framework drives the process which involves quantitative and qualitative outputs from the security-level analysis. The strategy looks to invest in the companies and sectors that offer the most attractive risk and return characteristics by applying quantitative, qualitative, and macroeconomic analysis throughout the process. The portfolio construction process is designed to produce alpha through relative stock value and top-down views, while maintaining proper risk management controls.

Sector Allocations
Sector / bucket allocations are established in all regions on a monthly basis by DWS' Global Portfolio Allocation Committee (“GPAC”). This process begins every month with the DWS Real Estate Securities team generating an investment committee book highlighting trends in each sector, individual company performance and valuation, and recommendations for sector allocations. Members of the GPAC discuss their views on trends within property sectors and geographic regions at the meeting. The keys to the sector allocation process involve (1) discussing real-time trends and future expectations for property type sectors from the direct market inputs, (2) comparing these to the public markets views, and (3) positioning the portfolio to take advantage of discrepancies.
Stock Selection
Once sector weights have been determined, companies within each sector are selected by using the DWS Real Estate Securities valuation model to forecast total returns. This process starts with its proprietary valuation model generated by the analysts who are sector specialists. Development of these models is a time and resource intensive process, but provides the DWS Real Estate Securities team with a deep understanding of the company and the drivers of its performance.
Our investment universe encompasses over 100 property companies in the United States with a total market capitalization of over $800 billion. We are focused on companies that derive the majority of their operating income or asset base from commercial real estate (apartments, office, industrial, storage, hotels, retail, net lease). Operating and capital efficiency are critically important to a successful real estate company and hence we typically focus on companies with large, high quality asset bases. If there are securities outside of the benchmark that meet these criteria we would therefore include them as part of our investable universe.

Sale of Real Estate Equity Securities
DWS's Real Estate Securities may choose to sell a security for a variety of reasons, including but not limited to the following:

•	the security is not fulfilling its investment purpose;

•	DWS Real Estate Securities determines that the security has reached its optimum valuation; or

•	a particular company’s condition or general economic conditions have changed.

Sell decisions are triggered most commonly by one of the following occurrences:

•	An individual security's market price increases towards its intrinsic value, deeming its relative valuation less attractive to its peer group.

•
DWS Real Estate Securities' cash flow expectations change due to changes in the fundamental outlook for a specific market and/or property type, resulting in a decline in our estimation of intrinsic value and thereby lowering our expected return.

•
The required return DWS Real Estate Securities applies within its discounted cash flow is increased based on either new transaction data or a general increase in risk premiums across debt capital markets, resulting in a decline in its estimation of intrinsic value and lowering our expected return.

•	DWS Real Estate Securities' outlook for an alternative sector results in an allocation shift away from a given sector, and therefore it must sell down one sector to fund a more attractive sector.

Investing in and Originating Real Estate Loans

We may invest up to 15% of our net assets in real estate loans on commercial property. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to originate or acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity and commercial mortgage baked securities ("CMBS"). Our original intention was to invest in real estate loans once our total NAV reaches $100 million. While our total NAV currently exceeds $100 million, we have not invested in real estate loans to date. The criteria that our advisor will use in originating or acquiring real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
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
Our real estate loans investment strategy is to originate or acquire well-structured, moderate loan-to-value, senior mortgage loans and subordinate real estate loans or preferred equity for institutionally desirable commercial real estate properties sponsored by experienced, financially sound borrowers that achieve strong risk-adjusted returns for investors.
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
We may originate or acquire mezzanine loans, which are a type of subordinate loan where the loan is secured by one or more direct or indirect ownership interests in an entity that directly or indirectly owns real estate. Investors in mezzanine loans are compensated for the increased credit risk from a pricing perspective and benefit from loan structuring and the right to foreclose on its security more efficiently than first mortgage loans. Upon a default by the borrower under a mezzanine loan, the mezzanine lender generally can take control of the entity that owns the property on an expedited basis, subject to the rights of the holders of debt senior in priority on the property. Rights of holders of mezzanine loans are governed by an intercreditor agreement that provides the mezzanine lender with various rights including the right to cure defaults and limit certain decisions of holders of any senior debt secured by the same properties, which provides for additional downside protection and higher recoveries. We may also invest in preferred equity, provided the structure contains certain investment structural protections.
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
We may not originate or acquire commercial real estate loans or preferred equity (excluding any investments in mortgage pools, commercial mortgage-backed securities or residential mortgage-backed securities) unless an appraisal is obtained concerning the underlying property, except for mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines the need, and in all cases in which the transaction is with our advisor, any of our directors or any of their affiliates, an appraisal shall be obtained from an independent appraiser. We will maintain the appraisal in our records for at least five years and it will be available for inspection and duplication by common stockholders. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage, as well as title insurance appropriate for mezzanine loans.
We also may not originate or acquire mortgage loans that are subordinate to any lien or other indebtedness of any of our directors, advisor or our advisor’s affiliates. Additionally, we may not make or invest in mortgage loans, mezzanine loans or preferred equity, including construction loans but excluding any investment in commercial mortgage-backed securities or residential mortgage-backed securities, on any one real property if the aggregate amount of all loans on such real property would exceed an amount equal to 80% of the appraised value of such real property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.
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
The factors considered, including the specific weight we place on each factor, will vary for each prospective real estate loan. As a result, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage and the equivalent Uniform Commercial Code ("UCC") policy for mezzanine loans. We will also consider the requirements of the REIT rules, which may limit our ability to originate or acquire certain real estate loans.
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
Cash, Cash Equivalents and Other Short-Term Investments
We intend to invest up to 10% of our net assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification to be taxed as a REIT:

•	money market instruments, cash and other cash equivalents (such as certificates of deposit and interest- bearing time deposits);

•	U.S. government or government agency securities; and

•	credit rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit rated debt securities of foreign governments or multi-national organizations.

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
Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our advisor, DWS Distributors, Inc. (our "Dealer Manager"), and each of their affiliates and their employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of our advisor and its key personnel, (2) conflicts with respect to the allocation of investment opportunities and (3) conflicts related to the compensation arrangements between our advisor, its affiliates and us. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk.
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

Allocation of Investment Opportunities

Many investment opportunities that are suitable for us may also be suitable for other real estate funds, including the private core real estate fund and the core-plus industrial fund, or future funds which we refer to as a “programs,” and approximately 18 separate accounts managed or advised by our advisor and its affiliates, which we refer to as “accounts.” When our advisor identifies a real estate investment opportunity, it will present the opportunity to the program or account which it advises or manages that has the highest priority position on the rotation priority list, but only if the investment opportunity is suitable for the program or account. The criteria considered in determining whether an opportunity is suitable include the risk profile and portfolio diversification objectives of the program or account and the intensity of management that the property will require.

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

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: real estate properties, real estate equity securities, and real estate loans. As of December 31, 2018, we do not yet have any real estate loan investments. See Notes 2 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.
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

Concentration of Credit Risk
As of December 31, 2018 and 2017, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2018, we owned four office properties (including one medical office property), three retail properties and four industrial properties with a total of thirty-one tenants and one student housing property with 316 beds. As of December 31, 2017 and 2016, we owned four office properties (including one medical office property), two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by location and tenant representing more than 10% of our total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2018, 2017 and 2016 are shown below.

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
The Flats at Carrs Hill, Athens, GA	16.5%	17.3%	17.3%
Loudoun Gateway, Sterling, VA	15.9	17.1	18.1
Allied Drive, Dedham, MA	15.5	16.6	4.6
Anaheim Hills Office Plaza, Anaheim, CA	12.2	12.6	12.9
Terra Nova Plaza, Chula Vista, CA	11.7	12.4	22.3
Commerce Corner, Logan Township, NJ	10.3	10.4	10.6
Total	82.1%	86.4%	85.8%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Orbital ATK Inc. - Loudoun Gateway	15.9%	17.1%	18.1%
New England Baptist Hospital - Allied Drive	13.3	14.0	3.9
The Sports Authority, Inc. - Terra Nova Plaza (1)	—	—	14.1
Total	29.2%	31.1%	36.1%
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
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2018, 2017 and 2016 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2018	December 31, 2017	December 31, 2016
Orbital ATK Inc. - Loudoun Gateway	15.9%	18.6%	20.3%
New England Baptist Hospital - Allied Drive	9.3	10.6	12.0
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	4.0	9.4	10.3
Total	29.2%	38.6%	42.6%

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
Emerging Growth Company Status
We were an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and were eligible to take advantage of certain exemptions from various reporting requirements, through December 31, 2018. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Notwithstanding these allowances, we did not take advantage of such an extended transition period and, as a result, we adopted new or revised accounting standards on the relevant dates on which adoption of such standards was required for other public companies. This election was irrevocable pursuant to Section 107 of the JOBS Act.

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
Through December 31, 2018, we funded distributions from cash generated by operations or from borrowings or offering proceeds. Without the expense support provided by our advisor, a greater portion of the payment of distributions would have come from proceeds of our offerings or from additional borrowings.

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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion. Since our inception, our FFO has not been sufficient to fund all of our distributions, and as a consequence we have funded our distributions with cash flow from operations, as supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2018, our distributions were not fully covered by our FFO. For further information on our actual FFO relative to our distributions for the year ended December 31, 2018, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations ("FFO") and Modified Funds from Operations ("MFFO")." In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.
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
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
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
As the current real estate cycle matures, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.
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
Our public offering is being made on a “best efforts” basis and our private placement is being made on a “reasonable efforts” basis, meaning that the Dealer Manager and the distribution agents are only required to use their best and reasonable efforts, respectively, to sell our stock and do not have a firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our public offering and private placement may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our portfolio may be subject to geographic or tenant risk, particularly if we are unable to raise substantial funds in our offerings.
If our portfolio is not sufficiently diversified, we may be subject to geographic or tenant risk, particularly if we do not raise substantial funds in our offerings. If we are unable to raise substantial funds in our offerings, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located and the types of investments that we make. Even if we raise substantial funds, we may be unable to establish a sufficiently diversified portfolio that would eliminate geographic and tenant risk. In either case, the likelihood that any single investment’s performance would adversely affect our profitability will increase.
Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

Our advisor relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information of tenants, lease data and information regarding our stockholders. Our advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although our advisor has taken steps to protect the security of the data maintained in its information systems, it is possible that such security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, any breach in the data security measures employed by the third-party vendors upon which we rely, such as our transfer agent and BNY Mellon, could also result in the improper disclosure of personally identifiable information. Any failure to maintain proper function, security and availability of information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements, compliance with those requirements could also result in additional costs.

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
Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor are also executive officers, directors, managers or key professionals of DWS’s real estate investment business. Some of these persons also serve as managers and investment advisers to other funds and institutional investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders, and could face conflicts of interest in allocating their time among us and such other funds, investors and activities. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy, and could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.
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
Expenses

In connection with our advisor's services there may be fees, costs and expenses (including, without limitation, fees, costs and expenses relating to insurance and software and technological systems used for the benefit of clients) incurred for the benefit of more than one client. Each client generally bears an allocable portion of any such fees, costs and expenses in proportion to the size of its investment in the activity or entity to which the fee, cost or expense relates or in such other manner as RREEF America considers reasonable under the circumstances.

For example, our insurance may be obtained through one or more blanket insurance policies covering properties of multiple clients of our advisor and may include, in addition to the policy premium, per occurrence deductibles related to specific claims that need to be paid prior to the applicable insurance company covering losses on the insured properties.  The amounts of any insurance premiums and/or other related insurance costs relating to blanket insurance policies will be allocated by our advisor, in its reasonable discretion, among the advisor's clients, which could result in conflicts with our advisor's other clients. To the extent such premiums and other costs are allocated to us, they will be borne as operating expenses, which may result in an indirect benefit to other clients of our advisor. There is no assurance that we would not be able to obtain lower insurance costs through insurance policies only covering our properties and operations.

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
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification to be taxed as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Our board of directors has passed a resolution not to approve the issuance of any shares of preferred or common stock which entail voting rights superior to those provided to any class of common stock under our charter; provided, however, that the holders of preferred stock may be entitled to elect up to three members of the board of directors without the approval of the holders of common stock; and provided, further, that a majority of the members of the board of directors shall be elected by holders of common stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
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

Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification to be taxed as a REIT or our exception from the Investment Company Act.
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
CFIUS Considerations
Certain of our investments involving the acquisition of a property connected with U.S. national security may be subject to review by and approval from the U.S. Committee on Foreign Investment in the U.S. (“CFIUS”). In the event that CFIUS reviews one or more of the our investments, there can be no assurances that we will be able to maintain or proceed with such investments on terms acceptable to us. Additionally, CFIUS may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could adversely affect the performance of our investments and thus our overall performance. Certain of our stockholders may be non-U.S. investors, and in the aggregate, may comprise a substantial portion of our NAV, which may increase the risks of such limitations being imposed in connection with investments pursued or made by us. Federal legislation that is pending consideration by the U.S. Congress would increase the number and types of transactions that are subject to the jurisdiction of CFIUS, potentially affecting us. Legislative and regulatory changes, including changes to agency practice, in the future may negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that we believe are less likely to require CFIUS review, even in circumstances where other buyers may offer better terms or more consideration.
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

As of December 31, 2018, our real estate equity securities portfolio consisted solely of publicly traded common stock of 38 REITs with a value of $14,735,034. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
Subject to any limitations required to maintain qualification to be taxed as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.
Federal Income Tax Risks
Failure to maintain our REIT status would have significant adverse consequences to us.
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification to be taxed as a REIT. If the IRS determines that we failed to qualify to be taxed as a REIT for any year(s), we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution and in our NAV for each of the years involved because:

•	we would be subject to federal and applicable state and local corporate income taxation on our taxable income;

•	we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•	we could not elect to be taxed as a REIT for four taxable years following the year during which we failed to qualify (unless we are entitled to relief under applicable statutory provisions).

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
On December 22, 2017 tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Many of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.
The IRS has issued significant proposed guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

We urge you to consult with your own tax advisor with respect to the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To maintain our status as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets,government securities and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% (for taxable years beginning after December 31, 2017) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that (a) are issued by “publicly offered REITs” and (b) would not otherwise be treated as qualified real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Non-U.S. stockholders may be subject to FIRPTA tax and required to file a U.S. federal income tax return upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
A non-U.S. stockholder that recognizes gain on a disposition of a “United States real property interest,” or USRPI (which generally includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains and required to report such gains on a U.S. federal income tax return. We generally invest in various publicly traded REIT stocks and receive dividends therefrom. To the extent such dividends are attributable to a REIT’s gains from disposition of a U.S. real property interest, our distributions attributable to such amounts will be treated as gain from sale of a U.S. real property interest. While such amounts are likely to be a small portion of the dividends we distribute, any such amount would require a non-U.S. stockholder to file a U.S. federal income tax return. It is possible that a non-U.S. stockholder will be required to file a U.S. federal income tax return every year such stockholder receives dividends from us. Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gains by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. Our shares are not listed on an exchange and we have no current plans to list our shares.
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

•
In order to maintain our REIT status, we are required to distribute as dividends annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains.

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

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Under the Tax Cuts and Jobs Act, new rules may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense in taxable years beginning after December 31, 2017. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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
The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. stockholders currently is 20%. However, ordinary dividends, i.e., dividends that are not designated as capital gain dividends or qualified dividend income, payable by REITs generally are not eligible for the reduced rates applicable to qualified dividends and generally are taxed at ordinary income rates. However, ordinary REIT dividends received by individuals are taxed at reduced rates under changes made in the Tax Cuts and Jobs Act. In taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate stockholders are entitled to a deduction of up to 20% of their ordinary REIT dividends, subject to certain limitations. Taking into account the top ordinary income tax rate of 37% and assuming a full 20% deduction for ordinary REIT dividends, the maximum effective federal income tax rate for ordinary dividends is 29.6%. Non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.
We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the net asset value per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
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

ITEM 2. PROPERTIES

As of December 31, 2018, we owned twelve properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment), comprising 1,239,641 rentable square feet. Nine of the twelve properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $84,619,478 as of December 31, 2018. The other three properties were encumbered by separate property-specific loans with a total outstanding balance of $34,450,000 as of December 31, 2018.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2018:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0
Anaheim Hills Office Plaza(2)	Anaheim, CA	73,892	3	July 2, 2014	83.5
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Allied Drive	Dedham, MA	64,127	3	September 27, 2016	100.0
Office Total		334,267	8		96.2
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	5	December 18, 2013	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	December 31, 2018	95.5
Retail Total		219,681	18		98.2
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0%
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Industrial Total		549,829	5		100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100.0
Apartment Total		135,864	138		100.0
Grand Total		1,239,641	31/138		98.0%
____________
(1) Leased percentage is based on executed leases as of December 31, 2018, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Further, leased percentage does not include executed leases that take effect in the future and when such space is occupied by an existing tenant as of the date indicated.
(2) At Anaheim Hills Office Plaza, in September 2018, we executed a lease for 12,812 square feet which commenced on February 1, 2019. This lease is included in the leased percentages shown. In October 2018, we executed a lease for 8,000 square feet which will commence upon completion of specified improvements, currently anticipated for second quarter 2019. This lease is not included in the leased percentages shown because, as of December 31, 2018, the space is occupied by Gateway One Lending and Finance which vacated the first floor effective January 31, 2019.
(3) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease with Chase Bank.

Future Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2018. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.0 million in annualized base rent at our student housing property, The Flats at Carrs Hill. For leases in effect as of December 31, 2018, the weighted average remaining lease term at our commercial properties based on rentable square footage was 5.1 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2019	2	82,000	7.6%	$1,068,613	7.3%
2020	3	98,748	9.2	1,515,000	10.3
2021	6	181,684	16.9	1,503,580	10.3
2022	3	17,500	1.6	576,812	3.9
2023	8	409,363	38.1	5,309,695	36.2
2024	2	54,432	5.1	660,356	4.5
2025	—	—	—	—	—
2026	1	10,365	1.0	189,358	1.3
2027	1	44,477	4.1	934,017	6.4
2028	1	1,490	0.1	32,780	0.2
Thereafter	4	174,523	16.3	2,868,814	19.6
Total	31	1,074,582	100.0%	$14,659,025	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2018.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2018. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.0 million in annualized base rent as of December 31, 2018 at our student housing property, The Flats at Carrs Hill.

Tenant	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
Orbital ATK(2)	102,015	9.5%	$2,823,081	19.3%	Aug. 2023
New England Baptist Hospital	56,706	5.3	1,643,369	11.2	Jul. 2033
Allstate	94,233	8.8	1,372,277	9.4	Nov. 2020
Dependable Packaging Solutions	182,919	17.0	1,079,222	7.4	Jan. 2023
Dick's Sporting Goods	44,477	4.1	934,017	6.4	Feb. 2027
Performance Food Group	159,627	14.9	881,724	6.0	Dec. 2021
Gateway One	25,000	2.3	714,643	4.9	Jan. 2019
Bed Bath & Beyond	51,637	4.8	580,000	4.0	Jan. 2024
Jewel-Osco	55,024	5.1	559,594	3.8	Sept. 2023
Raytheon Applied Signal	15,000	1.4	496,501	3.4	Jan. 2022
Walgreens(3)	12,674	1.2	490,000	3.3	Mar. 2087
Mission Produce	100,283	9.3	449,433	3.1	Jan. 2029
IEH Auto Parts	57,000	5.3	353,970	2.4	Jul. 2019
C-Air Brokers	50,000	4.7	310,500	2.1	Jan. 2023
AS Real Estate	8,892	0.8	307,752	2.1	Feb. 2023
Chase Bank	4,860	0.5	286,011	2.0	May 2039
Remaining 15 tenants	54,235	5.0	1,376,931	9.2	Mar. 2020 - Oct 2028
Total	1,074,582	100.0%	$14,659,025	100.0%

(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2018.
(2) Orbital ATK has a termination option effective December 31, 2020 for either one floor or the entire building. If the entire building is terminated, then a penalty is due of approximately 18 months of contractual rent.
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

On July 17, 2018, we acquired a fee simple interest in three warehouse distribution buildings across three separate sites located in Hialeah and Miami Lakes, Florida, which we refer to as Miami Industrial, for a purchase price of $20,700,000, exclusive of closing costs. We funded this acquisition with cash on hand and by borrowing $19,900,000 pursuant to an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Miami Industrial consists of three warehouse distribution buildings: one 182,919 square foot industrial property located in Miami Lakes, or Palmetto Lakes

Distribution, and two industrial properties that are 57,000 square feet and 50,000 square feet located in Hialeah, referred to as Hialeah I and Hialeah II, respectively. Each property is fully occupied by one tenant.

On December 31, 2018, we acquired a fee-simple interest in a grocery-anchored retail shopping center comprised of two retail buildings and one ground-leased building located in Chicago, Illinois, which we refer to as Elston Plaza, for a purchase price of approximately $28,350,000 in cash, exclusive of closing costs. We funded the acquisition of Elston Plaza with cash on hand and a $27,000,000 borrowing through our Wells Fargo line of credit. Elston Plaza’s two Class A retail buildings include a strip-style building containing 27,673 square feet currently leased to seven tenants, and a separate building containing 60,273 square feet leased to three tenants, one of which is Jewel-Osco, a major grocer in the area. In addition, Elston Plaza has a ground-leased interest in a freestanding bank branch containing 4,860 square feet leased to Chase Bank.

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2018, there were no material pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

During the period covered by this Annual Report, we did not sell any equity securities that were not registered under the Securities Act.

Registered Sales of Registered Securities

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

As of December 31, 2018, in our follow-on public offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Follow - On Public Offering (Primary):
Class A shares	676,750	$9,493,543
Class I shares	3,141,893	43,393,452
Class T shares	623,390	9,140,729
Distribution Reinvestment Plan:
Class A shares	234,414	3,187,256
Class I shares	204,190	2,813,430
Class T shares	5,473	76,461
Total	4,886,110	$68,104,871

From July 1, 2016 through December 31, 2018, we incurred total organization and offering costs of $4,617,390, or 6.8% of gross proceeds from the follow-on public offering, excluding $2,336,435 of estimated accrued trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 4, 2019, there were approximately 620, 900 and 70 stockholders of record for the Class A shares, Class I shares and Class T shares, respectively, and no stockholders of record for our Class D shares or Class N shares of our common stock.

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

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the years ended December 31, 2018, 2017 and 2016. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year ended December 31, 2018	Shares	Weighted Average Share Price
Class A	576,130	$13.95
Class I	181,840	13.98

Year ended December 31, 2017	Shares		Weighted Average Share Price
Class A	279,647		$13.48
Class I	394,416		13.61
Class T	4,043	*	15.29
* Repurchased in private transactions.

Year ended December 31, 2016	Shares	Weighted Average Share Price
Class A	709,572	$12.93
Class I	84,614	13.15

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit. As a result of the redemption activity during the first quarter of 2016, the quarterly volume limitation on redemptions was reached on March 18, 2016. Redemptions resumed effective April 1, 2016 in accordance with our share redemption plan as described in our prospectus.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2018. As of December 31, 2018, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2018	263,565	$13.99	263,565	(1)
November 1 -November 30, 2018	38,607	$14.04	38,607	(1)
December 1 -December 31, 2018	58,660	$14.07	58,660	(1)
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

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding for the years ended December 31, 2018, 2017 and 2016 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific fees:

	2018	2017	2016
Three months ended March 31	$0.00189004	$0.00183555	$0.00179534
Three months ended June 30	$0.00190140	$0.00183207	$0.00177203
Three months ended September 30	$0.00192261	$0.00185445	$0.00181182
Three months ended December 31	$0.00192836	$0.00186845	$0.00182234

Total distributions declared to stockholders for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Distributions:
Distributions paid or payable in cash	$3,520,388	$3,003,412	$2,635,363
Distributions reinvested	2,817,021	2,242,229	1,882,139
Distributions declared	$6,337,409	$5,245,641	$4,517,502

Source of Distributions:
Cash flow from operations	$3,520,388	$3,003,412	$2,635,363
Reinvested via the distribution reinvestment plan	2,817,021	2,242,229	1,882,139
Total Sources of Distributions	$6,337,409	$5,245,641	$4,517,502

Net Cash Provided by Operating Activities:	$5,199,028	$4,079,826	$4,843,674

Funds From Operations(1):	$4,907,611	$5,318,202	$6,283,572

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a reconciliation of net loss calculated under GAAP to funds from operations. See below for the impact of adopting Accounting Standards Update 2016-01.

For the year ended December 31, 2016, our distributions were covered by our cash flow from operations. For the year ended December 31, 2017, we made payments of $1,600,000 to Dick’s Sporting Goods, Inc. in accordance with its lease at Terra Nova Plaza to reimburse it for certain improvements it made to the space prior to opening its store. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows, thereby reducing our cash flow from operations during the period. As a result, our distributions for the year ended December 31, 2017 were covered 77.8% by our cash flow from operations and 22.2% from borrowings. For the year ended December 31, 2018, we paid $463,807 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2018. As a result, for the year ended December 31, 2018, our distributions were covered 82.0% by cash flow from operations and 18.0% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

Effective January 1, 2018, we adopted ASU 2016-01, which impacted our funds from operations, or FFO, by including within FFO, as defined by NAREIT, the net unrealized gain or loss on our investments in marketable securities. For the year ended December 31, 2018, the net unrealized loss on our investments in marketable securities was $646,752. Without this net unrealized loss, our FFO for the year ended December 31, 2018 would have been $5,554,363, which we refer to as FFO as adjusted, and which is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for the year ended December 31, 2018. Separately, FFO for the year ended December 31, 2016 includes $1,499,234 of below market intangible lease income for The Sports Authority, Inc. in relation to its lease termination.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for each of the last five years ended December 31. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F - 1 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total investment in real estate assets, net	$202,256,644	$150,923,848	$158,837,707	$135,305,346	$91,429,128
Cash and cash equivalents	$2,001,529	$2,441,853	$1,493,256	$1,936,870	$2,119,387
Total assets	$226,199,151	$169,316,332	$174,187,447	$148,066,273	$100,670,240
Line of credit, net	$84,045,620	$63,022,061	$64,677,532	$71,784,456	$48,237,062
Mortgage loans payable, net	$34,055,279	$27,254,431	$27,219,106	$—	$—
Due to affiliates	$4,292,062	$4,375,191	$4,844,917	$12,041,732	$9,203,208
Note to affiliate, net	$7,585,382	$7,440,247	$7,297,892	$—	$—
Acquired below-market lease intangibles, net	$14,969,634	$5,667,516	$6,060,616	$7,858,949	$8,340,493
Total liabilities	$148,692,023	$109,976,816	$113,917,932	$95,989,558	$67,062,595
Total stockholders' equity	$77,507,128	$59,339,516	$60,269,515	$52,076,715	$33,607,645

Operating Data:
Total revenues	$19,417,913	$17,785,753	$17,102,148	$9,401,214	$5,318,764
Total operating expenses	$18,248,836	$16,936,261	$19,214,799	$10,310,944	$6,131,581
Operating income (loss)	$106,015	$779,505	$(1,919,366)	$(897,095)	$(720,980)
Net loss	$(3,729,330)	$(2,741,679)	$(4,346,476)	$(2,227,696)	$(1,799,104)

Cash Flow Data:
Net cash provided by operating activities	$5,199,028	$4,079,826	$4,935,400	$2,850,008	$2,917,313
Net cash used in investing activities	$(55,156,414)	$(1,501,082)	$(33,894,787)	$(51,062,345)	$(62,340,371)
Net cash provided by (used in) financing activities	$49,517,062	$(1,630,147)	$28,515,773	$48,029,820	$58,626,301

FFO Data:
NAREIT defined FFO (1)	$4,907,611	$5,318,202	$6,283,572	$2,741,109	$759,352
Net unrealized change in fair value of investments in marketable securities	$646,752	$—	$—	$—	$—
FFO as adjusted(2)	$5,554,363	$5,318,202	$6,283,572	$2,741,109	$759,352
IPA defined MFFO (3)	$5,133,551	$4,661,955	$4,045,865	$2,541,192	$630,357

Per Common Share Data:
Basic and diluted net loss per share of Class A common stock	$(0.40)	$(0.34)	$(0.63)	$(0.45)	$(0.63)
Basic and diluted net loss per share of Class I common stock	$(0.42)	$(0.36)	$(0.64)	$(0.45)	$(0.63)
Basic and diluted net loss per share of Class T common stock	$(0.39)	$(0.41)	$(0.69)	$—	$—
Distributions declared per common share	$0.70	$0.67	$0.66	$0.64	$0.62

(1) Funds from operations (“FFO”) does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income or loss and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net loss to FFO.

(2)
Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Update 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which revised the accounting related to the classification and measurement of investments in equity securities. Since our inception and prior to adoption of ASU 2016-01, we accounted for our investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. Beginning January 1, 2018, under ASU 2016-01 the net unrealized change in the fair value of our investments in marketable securities for the period presented is recorded in earnings as part of operating income or loss. As a result, under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations. The Institute of Portfolio Alternatives (IPA) definition of MFFO includes an adjustment for mark to market valuations on marketable securities, and as such the adoption of ASU 2016-01 had no impact on our MFFO. Please see below for a reconciliation of net loss to FFO as adjusted.
(3) Compared to FFO, modified funds from operations ("MFFO") additionally excludes items such as acquisition related costs, straight-line rent, amortization of above- and below-market lease intangibles and lease incentive amortization. Please see below for a reconciliation of net loss to MFFO.

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
Overview
We are a Maryland corporation formed on February 7, 2012, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially elected to be taxed as a REIT for the calendar year ended December 31, 2013 for federal income tax purposes. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

Portfolio Information

Real Estate Portfolio
As of December 31, 2018, our real estate portfolio was comprised of twelve properties diversified across geography and sector. Details of the properties acquired in the past three years are shown below.
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

2018 Acquisitions

On July 17, 2018, we acquired a fee simple interest in three warehouse distribution buildings across three separate sites located in Hialeah and Miami Lakes, Florida, which we refer to as Miami Industrial, for a purchase price of $20,700,000, exclusive of closing costs. We funded this acquisition with cash on hand and by borrowing $19,900,000 pursuant to an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. Miami Industrial consists of three warehouse distribution buildings: one 182,919 square foot industrial property located in Miami Lakes, or Palmetto Lakes Distribution, and two industrial properties that are 57,000 square feet and 50,000 square feet located in Hialeah, referred to as Hialeah I and Hialeah II, respectively. Each property has an urban, in-fill location within established industrial submarkets in Miami. Palmetto Lakes Distribution is located just north of the Miami-Opa Locka Executive Airport and less than one mile from the Palmetto Expressway, allowing for connectivity to the rest of Miami-Dade County to the south and Broward County to the north. Hialeah I and Hialeah II are located approximately five miles from Miami International Airport and approximately eight miles from Port Miami, providing tenants with access to these major port and air cargo hubs. Each property is fully occupied by one tenant.

On December 31, 2018, we acquired a fee-simple interest in a grocery-anchored retail shopping center comprised of two retail buildings and one ground-leased building located in Chicago, Illinois, which we refer to as Elston Plaza, for a purchase price of approximately $28,350,000 in cash, exclusive of closing costs. We funded the acquisition of Elston Plaza with cash on hand and a $27,000,000 borrowing through our Wells Fargo line of credit. Elston Plaza’s two Class A retail buildings include a strip-style building containing 27,673 square feet currently leased to seven tenants, and a separate building containing 60,273 square feet leased to three tenants, one of which is Jewel-Osco, a major grocer in the area. In addition, Elston Plaza has a ground-leased interest in a freestanding bank branch containing 4,860 square feet leased to Chase Bank. Elston Plaza is located in the Avondale neighborhood of Chicago, Illinois, and is situated in an urban, in-fill location at the highly trafficked six-way intersection of West Addison, North Elston and North Kedzie Avenues .

For leases in effect as of December 31, 2018, our weighted average remaining lease term was 5.1 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2018:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza(2)	Anaheim, CA	73,892	3	83.5
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	8	96.2
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Retail Total		219,681	18	98.2
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Industrial Total		549,829	5	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand Total		1,239,641	31/138	98.0%

(1) Leased percentage is based on executed leases as of December 31, 2018, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Further, leased percentage does not include executed leases that take effect in the future and where such space is occupied by an exiting tenant as of the date indicated.
(2) At Anaheim Hills Office Plaza, in September 2018, we executed a lease for 12,812 square feet which commenced on February 1, 2019. This lease is included in the leased percentages shown. In October 2018, we executed a lease for 8,000 square feet which will commence upon completion of specified improvements, currently anticipated for second quarter 2019. This lease is not included in the leased percentages shown because, as of December 31, 2018, the space is occupied by Gateway One Lending and Finance which vacated the first floor effective January 31, 2019.
(3) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease to Chase Bank.

Real Estate Equity Securities Portfolio

As of December 31, 2018, our real estate equity securities portfolio consisted of publicly traded common stock of 38 REITs with a fair value of $14,735,034. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall portfolio flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2018:

As of December 31, 2018, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	8.9%
Equity Residential	6.6
Prologis, Inc.	6.2
Welltower, Inc.	5.1
HCP, Inc.	4.6
Equity Lifestyle Properties	4.1
Alexandria Real Estate Equities, Inc.	4.0
Extra Space Storage, Inc.	4.0
Mid America Apartment Comm.	3.8
Essex Property Trust, Inc.	3.6
Total	50.9%

Market Outlook

2018 was a good year for U.S. real estate. By December 2018, vacancy rates were at their lowest level in nearly 18 years and net operating incomes (NOI) were up 3.9% year-over-year (four-quarter moving average) according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”). Despite four Federal Reserve interest-rate hikes, capitalization rates declined slightly, according to NCREIF. Total returns for unlevered core real estate, as measured by the NCREIF Property Index (“NPI”), held at 6.7%, only slightly below the 7% recorded in 2017.

Still, we believe there were areas of weakness, including malls and New York office and apartment buildings. We believe that rising interest rates, together with slowing global growth and trade tensions, roiled financial markets, particularly in the fourth quarter. Investors were left wondering whether these developments were transitory distractions or more worrisome early warning signals of the end of the real-estate cycle.

In our view, the near-term outlook remains positive, but with certain caveats. The U.S. economy is strong, with unemployment near a 50-year low and more job openings than there are unemployed people to fill them, per the Bureau of Labor Statistics. We expect that positive momentum and fiscal stimulus will sustain a solid pace of growth—and real-estate absorption—through 2019 and likely 2020. Meanwhile, we believe supply should remain manageable, constrained by labor shortages and rising construction costs. With vacancy rates already low, in our view this environment should be conducive to healthy rent growth.

However, we believe that rising short-term interest rates will put a floor under capitalization rates and temper investment returns. Moreover, in our view cyclical risks appear to be increasing. The yield curve has flattened, raising the specter of an inversion (long-term interest rates falling below short-term rates), a historically reliable harbinger of recession. This does not mean that a downturn is imminent: according to the National Bureau of Economic Research in December 2018, recessions typically follow 18-24 months after a yield-curve inversion, and the curve presently remains positively sloped, albeit mildly, based on Federal Reserve data. However, it does imply that the cycle is in its later stages.

What are the implications for investment strategy? In our view it is too early to batten down the hatches, shunning growth-oriented sectors, markets, and assets that can thrive amid strong fundamentals. However, we believe it is not too soon to begin trimming risk in anticipation of future correction. Meanwhile, we believe powerful structural forces, from demographics to e-commerce, are impacting real estate in ways that transcend the cycle. Our sector and market allocations seek to account for both late-cycle and structural factors.

Results of Operations

On May 31, 2013, we acquired our first property and made our initial investments in real estate equity securities. Since then, we have acquired eleven additional properties and invested in real estate equity securities as described above in “Portfolio Information—Real Estate Portfolio.” We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same store properties for the year ended December 31, 2018 to the year ended December 31, 2017, and for the year ended December 31, 2017 to the year ended December 31, 2016. “Non-same store,” as reflected in the table below, for the year ended December 31, 2018 compared to the year ended December 31, 2017, includes properties acquired after January 1, 2017 and are Miami Industrial and Elston Plaza. “Non-same store,” as reflected in the table below, for the year ended December 31, 2017 compared to the year ended December 31, 2016, includes properties acquired after January 1, 2016, which is only Allied Drive. For purposes of comparative analysis, the table below reconciles the net operating income to net loss determined in accordance with GAAP for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,			Year Ended December 31,
Property operating revenue	2018	2017	Change	2017	2016	Change
Contractual rental revenue and other property income - same store portfolio	$15,151,087	$14,474,722	$676,365	$12,621,455	$11,993,878	$627,577
Tenant reimbursement income - same store portfolio	2,530,296	2,347,670	182,626	1,309,986	1,234,010	75,976
Property operating revenue - same store portfolio	17,681,383	16,822,392	858,991	13,931,441	13,227,888	703,553
Property operating revenue - non-same store portfolio	809,815	—	809,815	2,890,951	764,671	2,126,280
Total property operating revenue	18,491,198	16,822,392	1,668,806	16,822,392	13,992,559	2,829,833

Property operating expenses
Same-store portfolio	5,679,083	5,497,497	181,586	4,486,556	4,651,810	(165,254)
Non-same-store portfolio	196,533	—	196,533	1,010,941	278,924	732,017
Total property operating expenses	5,875,616	5,497,497	378,119	5,497,497	4,930,734	566,763

Net operating income
Same-store portfolio	12,002,300	11,324,895	677,405	9,444,885	8,576,078	868,807
Non-same-store portfolio	613,282	—	613,282	1,880,010	485,747	1,394,263
Total net operating income	12,615,582	11,324,895	1,290,687	11,324,895	9,061,825	2,263,070

Adjustments to property operating revenue
Straight line adjustment	188,339	502,066	(313,727)	502,066	836,108	(334,042)
Amortization of above- and below-market lease intangibles, net	336,111	257,819	78,292	257,819	1,816,111	(1,558,292)
Amortization of lease incentive	(103,638)	(103,638)	—	(103,638)	(27,542)	(76,096)
Adjustments to property operating expenses
Straight line rent bad debt reserves	—	—	—	—	(228,208)	228,208

Depreciation	(4,504,015)	(4,338,253)	(165,762)	(4,338,253)	(3,826,198)	(512,055)
Amortization	(4,132,926)	(3,721,628)	(411,298)	(3,721,628)	(6,803,850)	3,082,222
General and administrative expenses	(1,894,649)	(1,655,410)	(239,239)	(1,655,410)	(2,091,416)	436,006
Advisory fees	(1,841,630)	(1,723,473)	(118,157)	(1,723,473)	(1,175,631)	(547,842)
Acquisition related expenses	—	—	—	—	(158,762)	158,762
Interest expense	(3,835,345)	(3,521,184)	(314,161)	(3,521,184)	(2,427,110)	(1,094,074)

Marketable securities
Investment income on marketable securities	505,903	307,114	198,789	307,114	484,912	(177,798)
Net realized (loss) gain on marketable securities	(416,310)	(69,987)	(346,323)	(69,987)	193,285	(263,272)
Net unrealized change in fair value of marketable securities	(646,752)	—	(646,752)	—	—	—

Net loss	$(3,729,330)	$(2,741,679)	$(987,651)	$(2,741,679)	$(4,346,476)	$1,604,797

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Property Operations

Our total property operating revenues and total property operating expenses for the year ended December 31, 2018 increased compared to those for the year ended December 31, 2017 primarily due to renewed leases in our same store portfolio and the July 17, 2018 acquisition of Miami Industrial. The acquisition of Elston Plaza did not have a material impact since such acquisition occurred on December 31, 2018.

Our total same store net operating income for the years ended December 31, 2018 and 2017 reflect eight of the twelve properties in the portfolio. For the year ended December 31, 2018, our property operating revenue - same store portfolio increased from the same period in 2017 primarily due to contractual rent bumps and renewed leases taking effect with materially higher rents. Further, higher income was realized from Gateway One Lending and Finance which paid a termination fee of $742,000 to exit one floor at Anaheim Hills Office Plaza, and such income was slightly higher than the rent that otherwise would have been paid. Tenant reimbursement income for the year ended December 31, 2018 was higher than the same period in 2017 due to higher operating expenses in 2018 being reimbursed by tenants at Terra Nova Plaza, Commerce Corner, and Allied Drive. Generally, certain of our leases will obligate the tenants to pay all operating costs (as in a triple net lease) or pay operating costs over a specified base year amount, and therefore increased operating costs will likely lead to increased tenant reimbursement income.

For the year ended December 31, 2018, our property operating expenses - same store portfolio increased from the same period in 2017 primarily due to increased real estate taxes and snow removal expenses at Commerce Corner, higher administrative costs at Allied Drive, and higher repairs and maintenance expenses at Flats at Carrs Hill.

Straight Line Adjustment

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The base rental revenue is comprised of two components - the contractual cash rent, if any, plus the straight line adjustment, representing the difference between the actual contractual cash rent for the period in question and the average contractual cash rent over the lease term (the straight line rent). The straight line adjustment for the year ended December 31, 2018 decreased compared to the 2017 period. The decrease was due in part to increased contractual cash rents for various leases, as they progress toward their natural expiration, resulting in a decrease in the straight line adjustments. In addition, the straight line rent adjustment was further decreased due to the aforementioned $742,000 of lease modification income received from Gateway One Lending and Finance in the first quarter of 2018 which is being recognized on a straight line basis over the 13-month period from January 2018 through January 2019.

Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2018, the net amount of above- and below-market lease amortization was higher than the 2017 period primarily due to the below-market leases at Miami Industrial, which was acquired in July 2018, and the rollover of an acquired above-market lease at Anaheim Hills Office Plaza into a renewal period. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in 2018 as a result of the acquisition of Miami Industrial in July 2018.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. This amount for the year ended December 31, 2018 increased from the same period in 2017 primarily due to the 2017 reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. Excluding the reimbursement, general and administrate expenses increased due to higher audit and legal fees, partially offset by lower tax fees.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee. The performance component is calculated for each class of common stock on the basis of the total return to stockholders of each class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, or the "hurdle amount", RREEF America will receive up to 10% of the aggregate total return allocable to such class with a catch-up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the hurdle amount, 25% of such total return in excess of the hurdle amount, referred to as the excess profits, until the total return reaches 10% (commonly referred to as a catch-up); and second, to the extent there are remaining excess profits, 10% of such remaining excess profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in a given calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2018 and 2017, the total return of each share class exceeded the required hurdle amount, applied on a pro rated basis as applicable, resulting in a performance component of the advisory fee of $573,875 and $672,900, respectively.

Interest Expense

The increase in interest expense for the year ended December 31, 2018 over the same period in 2017 was primarily due to a greater weighted average outstanding aggregate loan balance and higher interest rates in the 2018 period. The weighted average outstanding aggregate loan balances were $92,635,000 and $91,788,000 for the years ended December 31, 2018 and 2017, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the full 2018 period as compared to the full 2017 period as we acquired Miami Industrial in July 2018 and Elston Plaza in December 2018. The increase in interest rates in the 2018 period is primarily due the 1-month LIBOR rate which increased approximately 94 basis points in the past 12 months, thereby increasing the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.59% and 2.87% for the years ended December 31, 2018 and 2017, respectively. In addition, in December 2018, we originated a $6,950,000 loan for Wallingford Plaza which has a fixed rate of 4.56%. The property was released from the Wells Fargo line of credit and the proceeds of the new loan were applied to reduce the outstanding balance of the line of credit. Interest expense is greater from the property specific loan because (1) the interest rate is slightly higher than the interest rate on the Wells Fargo line of credit, and (2) there is additional amortization of financing costs associated with this fixed rate property specific loan. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo line of credit.

Marketable Securities

The increase in investment income for the year ended December 31, 2018 compared to the 2017 period is primarily due to the larger investment basis. During 2018, we invested an additional $5,300,000 into our real estate securities portfolio, which increased our cost basis by 57% when compared to 2017. Our portfolio of investments in publicly traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During 2018, securities were sold leading to net realized losses for the year ended December 31, 2018 as the REIT securities market peaked mid-year and then suffered higher volatility and a precipitous decline in December on trade concerns and the government shutdown. During 2017, the REIT securities market traded within a narrow range most of the year, leading to net realized losses for the year ended December 31, 2017 driven by the timing of sales versus purchases of the same securities.

Pursuant to the adoption of Accounting Standards update 2016-01, the net unrealized change in fair value of our investments in marketable securities is now recognized in the consolidated statement of operations beginning January 1, 2018. Previously, such amounts were recognized as part of other comprehensive loss. The net unrealized change in fair value for the year ended December 31, 2018 was a net loss primarily driven by the December market sell off.

Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

Property Operations

Our total property operating revenues and property operating expenses for the year ended December 31, 2017 increased in comparison to the 2016 period primarily due to the September 27, 2016 acquisition of Allied Drive.

Our total same store net operating income for the years ended December 31, 2017 and 2016 reflect seven of the eight properties in the portfolio. For the year ended December 31, 2017, our property operating revenue - same store portfolio increased from the same period in 2016 primarily due to contractual base rent increases, higher rents at The Flats at Carrs Hills for the current school year compared to the prior school year, higher rent for Dick's Sporting Goods, Inc. at Terra Nova Plaza compared to the previous tenant in the space, and renewals at higher rates at Anaheim Hills Office Plaza. Most of our leases contain periodic rental rate increases, which cause a consistent increase in contractual rental revenues on a cash basis. The tenant reimbursement income - same store portfolio for the year ended December 31, 2017 was higher than the same period in 2016 due to higher operating expenses in 2017 being reimbursed by tenants at Terra Nova Plaza and Commerce Corner. Additionally, tenant reimbursement income increased in 2017 due to Dick's Sporting Goods, Inc. at Terra Nova Plaza which began paying base rent and reimbursements in March 2017 after the completion of its rental abatement period. For the year ended December 31, 2017, our property operating expenses - same store portfolio decreased from the same period in 2016. This property operating expense decrease was primarily driven by lower bad debt expense in the 2017 period as the 2016 period experienced the bankruptcy filing of The Sports Authority, Inc. in March 2016 at Terra Nova Plaza. This decrease was partially offset by increases in engineering expenses at Anaheim Hills Office Plaza, and increased water consumption at Commerce Corner.

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

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the year ended December 31, 2017 decreased from the same period in 2016 primarily due to lower tax, audit and legal costs due to less portfolio activity requiring assistance in 2017. In addition, professional fees in 2017 were lower primarily due to less consulting fees. These decreases were slightly offset by higher appraisal and taxes during 2017. In addition, the amount for the year ended December 31, 2017 is less than the amount for the year ended December 31, 2016 due to the reimbursement to us by our sponsor, RREEF America, of approximately $149,000 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. See more detail below under “Liquidity and Capital Resources—Limits on Expense Reimbursement.”

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

For the years ended December 31, 2017 and 2016, the total return of each share class exceeded the required hurdle amount, applied on a pro rated basis as applicable, resulting in a performance component of the advisory fee of $672,900 and $274,905, respectively.

Acquisition Related Expenses

The decrease in acquisition related expenses in the year ended December 31, 2017 compared to the same period in 2016 was due to the acquisition of Allied Drive in 2016.

Interest Expense

The increase in interest expense for the year ended December 31, 2017 over the same period in 2016 was primarily due to a greater weighted average outstanding aggregate loan balance and higher interest rates in the 2017 period. The weighted average outstanding aggregate loan balances were $91,788,000 and $73,274,000 for the years ended December 31, 2017 and 2016, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the full 2017 period as compared to the full 2016 period as we acquired Allied Drive in September 2016. The increase in interest rates in the 2017 period is primarily due to the two property specific loans we originated in 2016. On March 1, 2016, we originated a $14,500,000 loan for The Flats at Carrs Hill which has a fixed interest rate of 3.63%. In addition, on December 1, 2016, we originated a $13,000,000 loan for Commerce Corner which has a fixed interest rate of 3.41%. In both cases, the property was released from the Wells Fargo line of credit and the proceeds of the new loan were applied to reduce the outstanding balance of the line of credit. Interest expense is greater from the property specific loans because (1) the interest rates on the property-specific loans are slightly higher than the interest rate on the Wells Fargo line of credit, and (2) there is additional amortization of financing costs associated with these fixed rate property specific loans. Further contributing to the higher interest expense for the year ended December 31, 2017 was the 1-month LIBOR rate, which increased approximately 79 basis points during 2017, thereby increasing the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 2.87% and 2.18% for the years ended December 31, 2017 and 2016, respectively. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The decrease in investment income for the year ended December 31, 2017 compared to the 2016 period is primarily due to certain securities providing greater distributions during 2016 as a result of special distributions principally from funds generated from asset sales. Our portfolio of investments in publicly traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During 2017, the REIT securities market traded within a narrow range most of the year, leading to net realized losses for the year ended December 31, 2017 driven by the timing of sales versus purchases of the same securities. During 2016, the REIT securities market generally gained ground during the first half, followed by a somewhat negative second half of the year due to expectations of a rise in interest rates as well as the uncertainty of the presidential election.

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

Net Asset Value (NAV) per Share

We commenced calculating our NAV per share for each class of shares on May 30, 2013, the day we commenced operations. We calculate NAV per share daily in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price.

The following table provides a breakdown of the major components of our NAV per share as of December 31, 2018:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$249,895,168	$24.08	$24.24	$24.12
Investments in real estate equity securities (2)	14,735,034	1.42	1.43	1.42
Other assets, net	5,393,635	0.53	0.52	0.51
Line of credit	(84,619,478)	(8.16)	(8.21)	(8.17)
Mortgage loans payable	(34,450,000)	(3.32)	(3.34)	(3.33)
Other liabilities, net	(4,928,787)	(0.48)	(0.48)	(0.45)
Net asset value	$146,025,572	$14.07	$14.16	$14.10

(1)    The value of our investments in real estate was approximately 12.4% more than their historical cost.
(2)    The value of our investments in real estate securities was approximately 0.6% more than their historical cost.

As of December 31, 2018, all properties were appraised by a third-party appraisal firm or our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office properties (Heritage Parkway, Anaheim Hills Office Plaza, Loudoun Gateway and Allied Drive), the retail properties (Wallingford Plaza and Terra Nova Plaza) and the industrial properties (Commerce Corner and Miami

Industrial) as of December 31, 2018. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.37%	6.60%
Retail properties	6.50%	6.16%
Industrial properties	6.91%	6.03%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our office property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2018 of 0.25% would yield a decrease in the total office property investment value of 1.8%, would yield a decrease in the total retail property investment value of 1.8%, and would yield a decrease in the total industrial property investment value of 2.1%. Similarly, an increase in the weighted-average exit capitalization rate used as of December 31, 2018 of 0.25% would yield a decrease in the total office property investment value of 2.2%, would yield a decrease in the total retail property investment value of 2.3%, and would yield a decrease in the total industrial property investment value of 2.8%.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2018.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$77,507,128	$7.47	$7.51	$7.50
Plus:
Unrealized gain on real estate investment	27,480,003	2.65	2.67	2.65
Accumulated depreciation	16,191,783	1.56	1.57	1.56
Accumulated amortization	16,595,591	1.60	1.61	1.60
Deferred costs and expenses	10,387,463	1.00	1.01	1.00
Less:
Deferred rent receivable	(2,136,396)	(0.21)	(0.21)	(0.21)
Net asset value	$146,025,572	$14.07	$14.16	$14.10
The deferred costs and expenses of $10,387,463 are initially excluded from the NAV calculation. This represents amounts payable to our advisor and dealer manager, but is less than the total amount payable to our advisor and dealer manager, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2018 were recorded as assets and as such have no impact on our NAV as of December 31, 2018, and (2) the amount payable to our advisor and dealer manager as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable to our advisor under the advisory agreement and accrued offering costs payable to our dealer manager, both of which have been deducted from our NAV as of December 31, 2018 and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor or paid to our dealer manager in accordance with the relevant agreements. For the year ended December 31, 2018, we reimbursed our advisor for $928,216 of deferred offering costs and expenses, which have been included as a deduction to our NAV calculation in a pro rata amount on a daily basis since these reimbursements began in January 2014. The deferred costs and expenses above additionally includes $3,107,322 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to the dealer manager. These amounts have not yet been included in the calculation of our NAV because the timing and ultimate amount of the trailing fees to be paid are unknown and dependent on factors including how long the applicable shares remain outstanding. However, under GAAP, we have incurred a liability and have estimated future trailing fees of $3,107,322 as of December 31, 2018 based on shares then outstanding, which is reflected on our most recent consolidated balance sheet.

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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, FFO as adjusted and MFFO in combination with net loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to net cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
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
MFFO
As defined by the Institute for Portfolio Alternatives (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as acquisition related costs (if expensed in accordance with GAAP), non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, and mark to market valuation adjustments on securities. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO. We believe that excluding acquisition costs from MFFO, if such costs were expensed in accordance with GAAP, provides investors with supplemental performance information that is consistent with our analysis of the operating performance of our portfolio over time, including periods after our acquisition stage.

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
We use FFO, FFO as adjusted and MFFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to net cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO as adjusted or MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO as adjusted or MFFO.

The following unaudited table presents a reconciliation of net loss to FFO, FFO as adjusted and MFFO. For comparative purposes, the prior period information is presented both as originally reported, and on a pro forma basis as if ASU 2016-01 was effective in those prior periods.

	Year Ended December 31,
	2018	2017 As reported	2017, Proforma for ASU2016-01	2016 As Reported	2016, Proforma for ASU2016-01
Net loss	$(3,729,330)	$(2,741,679)	$(2,511,491)	$(4,346,476)	$(4,536,465)

Real estate related depreciation	4,504,015	4,338,253	4,338,253	3,826,198	3,826,198
Real estate related amortization	4,132,926	3,721,628	3,721,628	6,803,850	6,803,850
NAREIT defined FFO	$4,907,611	$5,318,202	$5,548,390	$6,283,572	$6,093,583

Net unrealized change in fair value of investments in marketable securities	646,752	—	(230,188)	—	189,989
FFO as adjusted	5,554,363	5,318,202	5,318,202	6,283,572	6,283,572
Acquisition expenses	—	—		158,762	158,762
Straight line rents, net	(188,339)	(502,066)	(502,066)	(607,900)	(607,900)
Amortization of above- and below-market lease intangibles	(336,111)	(257,819)	(257,819)	(1,816,111)	(1,816,111)
Lease incentive amortization	103,638	103,638	103,638	27,542	27,542
IPA defined MFFO	$5,133,551	$4,661,955	$4,661,955	$4,045,865	$4,045,865
We believe that our FFO for the years ended December 31, 2018, 2017 and 2016, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle. In addition, FFO for the year ended December 31, 2016 includes $1,499,234 of below market intangible lease income for The Sports Authority, Inc. in relation to its lease termination.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through December 31, 2018, we raised $170,936,313 from the sales of shares of our common stock, of which $10,200,000 of our Class I shares were purchased by RREEF America.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the revised Wells Fargo line of credit. The revised Wells Fargo line of credit replaced the original Wells Fargo line of credit which had similar terms and was originally entered into on March 6, 2015. The revised Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the revised Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The revised Wells Fargo line of credit has an initial maximum capacity of $100 million, but could be expanded up to a maximum capacity of $200 million upon satisfaction of specified conditions.

Each requested expansion must be for at least $25 million and may result in the revised Wells Fargo line of credit being syndicated. As of December 31, 2018, the outstanding balance and weighted average interest rate under the revised Wells Fargo line of credit were $84,619,478 and 4.07%, respectively.

The revised Wells Fargo line of credit has as co-borrowers certain wholly owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the revised Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the revised Wells Fargo line of credit. Proceeds from the revised Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The revised Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2018, we were in compliance with all covenants.

On March 1, 2016, we, through an an indirect wholly owned subsidiary as borrower, entered into a credit agreement providing for a $14,500,000 secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500,000 were applied to our Wells Fargo line of credit. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the Wells Fargo line of credit.

On December 1, 2016, we, through an an indirect wholly owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000,000 obtained from Hartford were used to repay outstanding balances under the Wells Fargo line of credit, thereby releasing Commerce Corner from the Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium, which is (a) equal to a yield maintenance calculation for prepayments occurring from the beginning of the 19th month of the term up to and including the 60th month of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 61 through 72 of the term. The Hartford Loan is prepayable at par during the last twelve months of the term. Additionally, the Hartford Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Hartford's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Hartford Loan.

On December 6, 2018, we, through an an indirect wholly owned subsidiary as borrower, entered into a credit agreement with Transamerica Premier Life Insurance Company, or Transamerica. Proceeds of $6,950,000 net of transaction costs, obtained from the Transamerica loan were used to repay outstanding balances under the revised Wells Fargo line of credit, thereby releasing Wallingford Plaza from the revised Wells Fargo line of credit. The Transamerica loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Transamerica loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The Transamerica loan permits voluntary prepayment of the full amount of the Transamerica loan at any time subject to payment of the applicable prepayment premium, which is equal to a yield maintenance calculation for prepayments occurring from the beginning the term up to 90 days before the maturity date. The Transamerica loan is prepayable at par during the last ninety days of the term. Additionally, the Transamerica loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Transamerica’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Transamerica loan.

In the future, as our assets increase, it may not be commercially feasible, or we may not be able to secure, an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, our advisor agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the “Deferred O&O”). These costs amounted to $4,618,318, and were reimbursed to our advisor on a pro rata basis over a 60-month period that started January 3, 2014. Through December 31, 2018, we have reimbursed RREEF America for all of the Deferred O&O.

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates that are not incurred under the expense support agreement, as discussed below. Costs eligible for reimbursement, if they were not incurred under the expense support agreement, include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2018, our advisor incurred $306,498 of these expenses, of which $73,100 was payable to our advisor as of December 31, 2018.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250,000 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250,000 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500 million in offering proceeds from our offerings, which we refer to as the ESA commencement date. We currently owe $8,950,000 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our Operating Partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $3,260,955, which exceeded the 2%/25% Guidelines by $149,133, and RREEF America reimbursed the Company for such excess amount in the first quarter of 2017. For each four fiscal quarter period ending after December 31, 2016, our total operating expenses did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through December 31, 2018, our advisor has paid on our behalf or reimbursed us for $8,589,137 in organization and offering costs and $5,229,181 in operating expenses. Through December 31, 2018, our dealer manager has incurred on our behalf $795,136 of offering costs. Also, through June 30, 2016, our former dealer manager had paid on our behalf $1,618,114 in offering costs. The total organization and offering costs paid by our advisor, the dealer manager and the former dealer manager did not cause us to exceed the 15% limitation as of December 31, 2018 with respect to the initial public offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on public offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on public offering. The total organization and offering costs paid by our advisor and the dealer manager did not cause us to exceed the 15% limitation as of December 31, 2018 with respect to the follow-on public offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Cash flows provided by operating activities during the years ended December 31, 2018 and 2017 were $5,199,028 and $4,079,826, respectively. This increase is primarily due to lower deferred leasing cost payments in the 2018 period versus the 2017 period. In the 2017 period, we paid $1,600,000 in tenant improvement costs to Dick's Sporting Goods, Inc. that were treated under GAAP as a tenant inducement requiring such payment to be classified as an operating cash flow instead of an investing cash flow. Decreasing cash flows provided by operating activities for the year ended December 31, 2018 were deferred leasing costs of $463,807, which relates to an early renewal of the Allstate lease at our Heritage Parkway property and a new lease at our Anaheim Hills Office Plaza property. Additionally increasing the cash flows from operating activities for the year ended December 31, 2018 compared to 2017 were additional operating cash flows from the July 17, 2018 acquisition of the Miami Industrial properties. The operating cash flow increases were further offset by decreases due to higher debt service costs as a result of higher interest rates on our line of credit and higher debt balances generally. Cash interest expense was approximately $513,000 greater for the year ended December 31, 2018 compared to 2017.

Cash flows used in investing activities during the years ended December 31, 2018 and 2017 were $55,156,414 and $1,501,082, respectively. During the 2018 period, we acquired Miami Industrial and Elston Plaza for $49,014,932, net of prorations. In addition, during 2018 we invested an additional $5,300,000 into our real estate securities portfolio. During the 2017 period, we invested an additional $1,000,000 into our real estate securities portfolio.

Cash flows used in financing activities was $49,517,062 for the year ended December 31, 2018. We received proceeds of $39,896,952 in our offerings and paid $3,902,888 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2018 were $3,444,434. We processed redemptions that resulted in payments by us of $10,570,480, after deductions for any applicable 2% short-term trading discounts. We also borrowed $47,900,000 from our revised Wells Fargo line of credit to acquire Miami Industrial and Elston Plaza. We originated a $6,950,000 property specific loan from Transamerica on Wallingford Plaza and used the proceeds, along with proceeds of our offerings, to repay $26,380,522 against our outstanding balance on the revised Wells Fargo line of credit. Lastly, in connection with the origination of the Transamerica property-specific loan and the revised Wells Fargo line of credit, we paid $931,566 in financing costs.

Cash flows used in financing activities was $1,630,147 for the year ended December 31, 2017. We received proceeds of $15,780,040 in our offerings and paid $3,125,710 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2017 were $5,226,996. Of the total distributions declared for the year ended December 31, 2017, $2,242,229 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions that resulted in payments by us of $9,199,710, after deductions for any applicable 2% short-term trading discounts. Lastly, we made net repayments of $2,100,000 against our outstanding balance on the revised Wells Fargo line of credit.

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
Cash flow used in financing activities was $1,630,147 for the year ended December 31, 2017. We received proceeds of $15,780,040 in our offerings and paid $3,125,710 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2017 were $2,984,767. We processed redemptions that resulted in payments by us of $9,199,710, after deductions for any applicable 2% short-term trading discounts. Lastly, we made net repayments of $2,100,000 against our outstanding balance on the Wells Fargo line of credit.
Cash flow provided by financing activities was $28,515,773 for the year ended December 31, 2016. We received proceeds of $27,604,469 in our offering. We paid $5,705,461 in offering costs inclusive of reimbursements to our advisor and our former dealer manager. We borrowed $36,600,000 from our Wells Fargo line of credit to finance the acquisition of Allied Drive and to fund redemptions. We originated two property specific loans totaling $27,500,000 ($14,500,000 from Nationwide on The Flats at Carrs Hill and for $13,000,000 from Hartford on Commerce Center) and used the proceeds along with proceeds of our offerings to repay $43,900,000 outstanding under the Wells Fargo line of credit. In connection with the origination of the two property specific loans and the expansion of our Wells Fargo line of credit to a maximum capacity of $100,000,000, we paid $462,883 in financing costs. Cash distributions to stockholders paid during the year ended December 31, 2016 were $2,587,901. We processed redemptions that resulted in payments by us of $10,282,451, after deductions for any applicable 2% short-term trading discounts.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2018 and ending on December 31, 2018 for each share of Class A, Class I and Class T common stock outstanding. The table below shows the details of the distributions for 2018:

	Three Months Ended				Year Ended December 31, 2018
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00189004	$0.00190140	$0.00192261	$0.00192836
Distributions paid or payable in cash	$780,511	$831,391	$928,395	$980,091	$3,520,388
Distributions reinvested	619,468	661,799	733,528	802,226	2,817,021
Distributions declared	$1,399,979	$1,493,190	$1,661,923	$1,782,317	$6,337,409

Source of Distributions:
Cash flow from operations	$780,511	$831,391	$928,395	$980,091	$3,520,388
Reinvested via the distribution reinvestment plan	619,468	661,799	733,528	802,226	2,817,021
Total Sources of Distributions	$1,399,979	$1,493,190	$1,661,923	$1,782,317	$6,337,409

Net Cash Provided by Operating Activities:	$1,319,630	$1,029,724	$1,961,448	$888,226	$5,199,028

Funds From Operations:	$731,871	$2,221,991	$1,540,468	$413,281	$4,907,611

For the year ended December 31, 2018, we paid $463,807 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2018. As a result, for the year ended December 31, 2018, our distributions were covered 82.0% by cash flow from operations and 18.0% by offering proceeds.

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

Redemptions

For details on our redemptions for the years ended December 31, 2018, 2017 and 2016, please see Note 9 to our consolidated financial statements contained within this Annual Report on Form 10-K. As of December 31, 2018, we had no unfulfilled redemption requests.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts.
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

Effective January 1, 2018, we have adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the previous implementation guidance, real estate was broadly interpreted to be a business, which required, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. During 2018, we completed two acquisitions which were determined to be assets under ASU 2017-01, for which we capitalized transaction costs totaling $449,817. We expect that most of our real estate acquisitions will qualify as assets and not businesses, resulting in transaction costs being capitalized to the balance sheet instead of being expensed.
In accordance with FASB Accounting Standards Codification ("ASC") 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, asset retirement obligations and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.
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
Effective January 1, 2018, we have adopted FASB ASU 2014-09. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements.
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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the year ended December 31, 2013. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders. Even as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to maintain our qualification as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct dividends paid to stockholders in any year in which we fail to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2018. Also see Notes 7 and 8 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Wells Fargo Bank	$84,619,478	$—	$84,619,478	$—	$—
Mortgage Loan Payable with Nationwide Life Insurance	14,500,000	—	—	—	14,500,000
Mortgage Loan Payable with Hartford Life Insurance Company	13,000,000	253,331	533,291	12,213,378	—
Mortgage Loan Payable with Transamerica Life Insurance Company	6,950,000	—	101,495	236,705	6,611,800
Note to Affiliate, net of unamortized discount	7,585,382	—	—	—	7,585,382
Total	$126,654,860	$253,331	$85,254,264	$12,450,083	$28,697,182
Off Balance Sheet Arrangements
As of December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2018, we had $84,619,478 outstanding under our Wells Fargo line of credit bearing interest at approximately 4.07%, representing approximately 52.1% a loan-to-cost ratio with respect to the nine real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $423,097 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2018, we owned $14,735,034 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2018 would result in a change of $1,473,503 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2019 Proxy Statement") relating to our 2019 annual meeting of stockholders (our “2019 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2019.
On February 12, 2019, our board of directors determined to hold the 2019 Annual Meeting on May 10, 2019.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2019 Proxy Statement.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2017.
3.2
Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company's initial Registration Statement on Form S-11, Commission File No. 333-180356 (the "Initial Registration Statement"), filed on November 29, 2012.

10.1
Amended and Restated Advisory Agreement, dated as of January 20, 2016, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2016.

10.2
Valuation Services Agreement, dated as of December 21, 2012, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4 to the Initial Registration Statement filed on December 21, 2012.

10.3
Amendment to Extend Altus Valuation Advisory Services Agreement, dated June 1, 2016, by and between the Company and Altus Group U.S. Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2016.

10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed on September 21, 2012.
10.5	RREEF Property Trust, Inc. Second Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 7, 2018.
10.6	RREEF Property Trust, Inc. Amended and Restated Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on March 7, 2018.
10.7	Form of Independent Director Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on March 7, 2018.
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

10.12
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 11, 2015.

10.13
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

10.14
Loan Agreement, dated as of March 1, 2016, between RPT Flats at Carrs Hill, LLC, as borrower, and Nationwide Life Insurance Company, as lender, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 22 to the Initial Registration Statement filed on April 14, 2016 (“Post-Effective Amendment No. 22”).

10.15
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.16
Purchase and Sale Agreement by and between Greater Boston Musculoskeletal Center Real Estate Company, LLC and RREEF America L.L.C., effective as of August 31, 2016, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.17
Assignment of Purchase and Sale Agreement by and between RREEF America L.L.C. and RPT Allied Drive, LLC, made as of September 19, 2016, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 14, 2016.

10.18
Fixed Rate Term Loan Agreement, entered into as of December 1, 2016, by and between RPT 1109 Commerce Boulevard, LLC, as borrower, and Hartford Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2016.

10.19
Environmental Indemnity Agreement, executed as of December 1, 2016, by RPT 1109 Commerce Boulevard, LLC to and for the benefit of Hartford Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2016.

10.20
Agreement of Purchase and Sale, dated June 1, 2018, by and between The Realty Associates Fund  VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2018.

10.21
First Amendment to Agreement of Purchase and Sale, dated June 11, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 18, 2018.

10.22
Second Amendment to Agreement of Purchase and Sale, dated June 18, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 18, 2018.

10.23
Third Amendment to Agreement of Purchase and Sale, dated June 25, 2018, by and between The Realty Associates Fund VIII, L.P. and RREEF America L.L.C., incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 18, 2018.

10.24
Assignment and Assumption of Agreement of Sale and Purchase, dated June 27, 2018, by and between RREEF America L.L.C. and RPT Palmetto Lakes, LLC, RPT Hialeah I LLOC and RPT Hialeah II, LLC, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 18, 2018.

10.25
Deed of Trust, Security Agreement and Fixture Filing, entered into as of December 6, 2018, by and between RPT Wallingford Plaza, LLC, as borrower, and Transamerica Premier Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2018.

10.26
Environmental Indemnity Agreement, executed as of December 6, 2018, by RPT Wallingford Plaza, LLC to and for the benefit of Transamerica Premier Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2018.

10.27
Secured Promissory Note, executed as of December 6, 2018, by RPT Wallingford Plaza, LLC to and for the benefit of Transamerica Premier Life Insurance Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2018.

10.28
Purchase and Sale Agreement, dated December 5, 2018, by and between IRC Elston Plaza, L.L.C. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 2, 2019.

10.29
Assignment and Assumption of Purchase and Sale Agreement, dated December 13, 2018, by and between RREEF America L.L.C. and RPT Elston Plaza, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 2, 2019.

10.30
First Amendment to Purchase and Sale Agreement, dated December 28, 2018, by and between IRC Elston Plaza, L.L.C. and RPT Elston Plaza, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 2, 2019.

21.1
Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 17 to the Company's follow-on Registration Statement on Form S-11 Commission File No. 333-208751, filed on January 16, 2019.

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

RREEF Property Trust, Inc.
By:	/s/ W. Todd Henderson
Name:	W. Todd Henderson
Title:	Chairman, Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2019

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Anne-Marie Vandenberg and Eric Russell his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his or her substitute, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ W. TODD HENDERSON	Chairman, Chief Executive Officer (Principal Executive Officer)	March 8, 2019
W. Todd Henderson

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2019
Eric M. Russell

/s/ ANNE-MARIE VANDENBERG	President, Chief Operating Officer and Director	March 8, 2019
Anne-Marie Vandenberg

/s/ MARC L. FELICIANO	Director	March 8, 2019
Marc L. Feliciano

/s/ DEBORAH H. McANENY	Independent Director	March 8, 2019
Deborah H. McAneny

/s/ MURRAY J. McCABE	Independent Director	March 8, 2019
Murray J. McCabe

/s/ M. PETER STEIL, JR.	Independent Director	March 8, 2019
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 8, 2019
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III, real estate and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the measurement of their investments in marketable securities required by U.S. generally accepted accounting principles beginning on January 1, 2018 due to the adoption of ASU 2016-01, Financial Statements Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Francisco, California
March 8, 2019

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Investment in real estate assets:
Land	$64,425,503	$37,238,612
Buildings and improvements, less accumulated depreciation of $15,900,108 and $11,476,041, respectively	108,584,830	92,160,948
Furniture, fixtures and equipment, less accumulated depreciation of $291,675 and $211,727, respectively	228,776	239,225
Acquired intangible lease assets, less accumulated amortization of $19,682,188 and $15,510,271, respectively	29,017,535	21,285,063
Total investment in real estate assets, net	202,256,644	150,923,848
Investment in marketable securities	14,735,034	10,046,177
Total investment in real estate assets and marketable securities, net	216,991,678	160,970,025
Cash and cash equivalents	2,001,529	2,441,853
Receivables, net of allowance for doubtful accounts of $6,278 and $9,586, respectively	3,324,457	2,615,939
Deferred leasing costs, net of amortization of $374,694 and $201,108, respectively	2,340,781	1,833,527
Prepaid and other assets	1,540,706	1,454,988
Total assets	$226,199,151	$169,316,332
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$84,045,620	$63,022,061
Mortgage loans payable, net	34,055,279	27,254,431
Accounts payable and accrued expenses	2,040,828	768,049
Due to affiliates	4,292,062	4,375,191
Note to affiliate, net of unamortized discount of $1,364,618 and $1,509,753, respectively	7,585,382	7,440,247
Acquired below-market lease intangibles, less accumulated amortization of $3,461,291 and $3,016,239, respectively	14,969,634	5,667,516
Distributions payable	334,497	258,542
Other liabilities	1,368,721	1,190,779
Total liabilities	148,692,023	109,976,816
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,574,584 and 3,666,927 issued and outstanding, respectively	35,746	36,670
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 6,132,292 and 4,352,050 issued and outstanding, respectively	61,323	43,521
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 628,863 and 71,316 issued and outstanding, respectively	6,289	713
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	115,025,173	86,813,276
Deficit	(37,621,403)	(28,290,303)
Accumulated other comprehensive income	—	735,639
Total stockholders' equity	77,507,128	59,339,516
Total liabilities and stockholders' equity	$226,199,151	$169,316,332
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental and other property income	$16,371,676	$15,130,969	$15,102,464
Tenant reimbursement income	2,540,334	2,347,670	1,514,772
Investment income on marketable securities	505,903	307,114	484,912
Total revenues	19,417,913	17,785,753	17,102,148
Expenses
General and administrative expenses	1,894,649	1,655,410	2,091,416
Property operating expenses	5,875,616	5,497,497	5,158,942
Advisory expenses	1,841,630	1,723,473	1,175,631
Acquisition related expenses	—	—	158,762
Depreciation	4,504,015	4,338,253	3,826,198
Amortization	4,132,926	3,721,628	6,803,850
Total operating expenses	18,248,836	16,936,261	19,214,799
Net realized (loss) gain upon sale of marketable securities	(416,310)	(69,987)	193,285
Net unrealized change in fair value of investment in marketable securities	(646,752)	—	—
Operating income (loss)	106,015	779,505	(1,919,366)
Interest expense	(3,835,345)	(3,521,184)	(2,427,110)
Net loss	$(3,729,330)	$(2,741,679)	$(4,346,476)

Basic and diluted net loss per share of Class A common stock	$(0.40)	$(0.34)	$(0.63)
Basic and diluted net loss per share of Class I common stock	$(0.42)	$(0.36)	$(0.64)
Basic and diluted net loss per share of Class T common stock	$(0.39)	$(0.41)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016
Net loss	$(3,729,330)	$(2,741,679)	$(4,346,476)
Other comprehensive income (loss) for the years ended December 31, 2017 and 2016:
Reclassification of previous unrealized change in fair value of marketable securities into net realized loss	—	69,987	(193,285)
Unrealized change in fair value of marketable securities for the years ended December 31, 2017 and 2016	—	160,201	3,296
Total other comprehensive gain (loss) for the years ended December 31, 2017 and 2016	—	230,188	(189,989)
Comprehensive loss	$(3,729,330)	$(2,511,491)	$(4,536,465)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2015	—	$—	3,077,546	$30,776	2,914,314	$29,143	—	$—	—	$—	—	$—	$62,760,361	$(11,439,005)	$695,440	$52,076,715
Issuance of common stock	—	—	1,190,235	11,902	896,677	8,967	4,043	40	—	—	—	—	27,602,560	—	—	27,623,469
Issuance of common stock through the distribution reinvestment plan	—	—	88,710	887	54,459	545	—	—	—	—	—	—	1,880,707	—	—	1,882,139
Redemption of common stock	—	—	(709,572)	(7,096)	(84,614)	(846)	—	—	—	—	—	—	(10,274,509)	—	—	(10,282,451)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,517,502)	—	(4,517,502)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,836,270)	—	—	(3,836,270)
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	1,861,880	—	—	1,861,880
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,346,476)	(189,989)	(4,536,465)
Balance, December 31, 2016	—	$—	3,646,919	$36,469	3,780,836	$37,809	4,043	$40	—	$—	—	$—	$79,994,729	$(20,302,983)	$505,451	$60,271,515
Issuance of common stock	—	—	205,285	2,053	894,612	8,946	70,900	709	—	—	—	—	15,971,332	—	—	15,983,040
Issuance of common stock through the distribution reinvestment plan	—	—	94,370	944	71,018	710	416	4	—	—	—	—	2,240,571	—	—	2,242,229
Redemption of common stock	—	—	(279,647)	(2,796)	(394,416)	(3,944)	(4,043)	(40)	—	—	—	—	(9,192,930)	—	—	(9,199,710)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,245,641)	—	(5,245,641)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,200,426)	—	—	(2,200,426)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,741,679)	230,188	(2,511,491)
Balance, December 31, 2017	—	$—	3,666,927	$36,670	4,352,050	$43,521	71,316	$713	—	$—	—	$—	$86,813,276	$(28,290,303)	$735,639	$59,339,516
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	$—	—	$—	—	$—	—	—	—	—	$—	735,639	(735,639)	—
Balance January 1, 2018, as adjusted	—	—	3,666,927	36,670	4,352,050	43,521	71,316	713	—	—	—	—	86,813,276	(27,554,664)	—	59,339,516
Issuance of common stock	—	—	391,867	3,918	1,857,612	18,576	552,490	5,525	—	—	—	—	39,746,965	—	—	39,774,984
Issuance of common stock through the distribution reinvestment plan	—	—	91,920	919	104,470	1,044	5,057	51	—	—	—	—	2,815,007	—	—	2,817,021
Redemption of common stock	—	—	(576,130)	(5,761)	(181,840)	(1,818)	—		—	—	—	—	(10,562,901)	—	—	(10,570,480)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,337,409)	—	(6,337,409)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,787,174)	—	—	(3,787,174)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,729,330)		(3,729,330)
Balance, December 31, 2018	—	$—	3,574,584	$35,746	6,132,292	$61,323	628,863	$6,289	—	$—	—	$—	$115,025,173	$(37,621,403)	$—	$77,507,128

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(3,729,330)	$(2,741,679)	$(4,346,476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,504,015	4,338,253	3,826,198
Net realized loss (gain) upon sale of marketable securities	416,310	69,987	(193,285)
Net unrealized change in fair value of marketable securities	646,752	—	—
Amortization of intangible lease assets and liabilities	3,900,451	3,567,448	5,015,281
Amortization of deferred financing costs	286,495	479,854	375,065
Allowance for doubtful accounts	(3,308)	8,453	1,133
Straight line rent	(188,339)	(502,066)	(607,900)
Imputed interest portion of repayment of note to affiliate	—	—	(91,726)
Amortization of discount on note to affiliate	145,135	142,355	209,772
Changes in assets and liabilities:
Receivables	(620,964)	(72,801)	(59,727)
Deferred leasing costs	(463,807)	(112,260)	(242,141)
Prepaid and other assets	(4,296)	54,633	150,297
Accounts payable and accrued expenses	180,808	(1,639,268)	327,044
Other liabilities	180,970	95,604	(96,022)
Due to affiliate	(51,864)	391,313	576,161
Net cash provided by operating activities	5,199,028	4,079,826	4,843,674
Cash flows from investing activities:
Investment in real estate and related assets	(49,014,932)	—	(33,761,415)
Improvements to real estate assets	(377,171)	(230,992)	(125,014)
Investment in marketable securities	(27,295,703)	(15,898,115)	(13,653,232)
Proceeds from sale of marketable securities	21,531,392	14,628,025	13,644,874
Net cash used in investing activities	(55,156,414)	(1,501,082)	(33,894,787)
Cash flows from financing activities:
Proceeds from line of credit	47,900,000	3,250,000	36,600,000
Repayment of line of credit	(26,380,522)	(5,350,000)	(43,900,000)
Proceeds from mortgage loans payable	6,950,000	—	27,500,000
Proceeds from issuance of common stock	39,896,952	15,780,040	27,604,469
Payment of financing costs	(931,566)	—	(462,883)
Payment of offering costs	(3,902,888)	(3,125,710)	(5,705,461)
Repayment of note to affiliate	—	—	(158,274)
Distributions to investors	(3,444,434)	(2,984,767)	(2,587,901)
Redemption of common stock	(10,570,480)	(9,199,710)	(10,282,451)
Net cash provided by (used in) financing activities	49,517,062	(1,630,147)	28,607,499
Net (decrease) increase in cash and cash equivalents	(440,324)	948,597	(443,614)
Cash and cash equivalents, beginning of year	2,441,853	1,493,256	1,936,870
Cash and cash equivalents, end of year	$2,001,529	$2,441,853	$1,493,256

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2018	2017	2016
Distributions declared and unpaid	$334,497	$258,542	$239,897
Common stock issued through the distribution reinvestment plan	2,817,021	2,242,229	1,882,139
Unrealized gain (loss) on marketable securities	—	230,188	(189,989)
Purchases of marketable securities not yet paid	108,012	102,526	106,915
Proceeds from sale of marketable securities not yet received	91,145	73,269	84,333
Proceeds from issuance of common stock not yet received	100,032	222,000	19,000
Discount on note to affiliate	—	—	1,861,880
Accrued offering costs not yet paid	1,861,435	986,212	1,066,334
Capital expenditures not yet paid	246,794	—	—
Deferred leasing costs not yet paid	217,849	—	—

Supplemental Cash Flow Disclosures:
Interest paid	$3,325,128	$2,811,794	$1,698,712
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$49,636,778	$—	$34,000,000
Prepaid and other assets assumed	2,065	—	(7,055)
Other liabilities assumed	(623,911)	—	(231,530)
Investment in real estate and related assets	$49,014,932	$—	$33,761,415

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and RREEF Property OP Holder, LLC (the “OP Holder”), a wholly owned subsidiary of the Company, is the limited partner of the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering, it will continue to transfer substantially all of the proceeds to the Operating Partnership.
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
On July 1, 2016, the Company and its Operating Partnership entered into a new dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (formerly known as Deutsche AM Distributors, Inc.) (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America. The Company had engaged

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

SC Distributors, Inc., an entity unaffiliated with the Company or its advisor, as its dealer manager for the Initial Public Offering. Also see Note 8.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2018 except for the adoption of certain Accounting Standards Updates ("ASU") noted below in Note 2.
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
Real Estate Investments and Lease Intangibles
Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 20 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements and lease commissions are amortized to expense over the terms of the respective tenant leases. Lease incentives are amortized as an offset to revenue over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years. Ordinary repair and maintenance costs that do not materially improve the condition or useful life of the property are expensed as incurred.
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the previous implementation guidance, real estate was

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

broadly interpreted to be a business, which required, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. The Company adopted ASU 2017-01 on its effective date of January 1, 2018, which did not have an impact on the Company's consolidated financial statements. See Note 4 for details of the impact of ASU 2017-01 on the property acquisitions completed by the Company during the year ended December 31, 2018.

In accordance with FASB ASC 805, Business Combinations, and FASB ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, asset retirement obligations and mortgage loans payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.

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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2018 and 2017, none of the Company's real estate investments were impaired.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly traded REITs and other real estate operating companies. Through December 31, 2017, the Company determined the appropriate classification for these securities at the time of purchase and reevaluated such designation as of each balance sheet date, resulting in the Company classifying its investments in marketable securities as available-for-sale as the Company intended to hold the securities for the purpose of collecting dividend income and for longer term price appreciation. These investments are carried at their estimated fair value based on published prices for each security. Through December 31, 2017, unrealized gains and losses have been reported in accumulated other comprehensive loss.
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
The Company has reclassified the $69,987 of net realized loss and $193,285 of net realized gain upon sale of marketable securities on the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, to include it in operating income or loss for comparative purposes. This reclassification has not changed the Company's net loss for the years ended December 31, 2017 and 2016.
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first.
Borrowings
The Company may obtain various forms of borrowings from market participants. Direct financing costs associated with obtaining borrowings, such as commitment fees, legal fees and other third-party costs, are capitalized and amortized over the terms of the borrowings using a method which approximates the effective interest method. Amortization of financing costs is included in interest expense in the consolidated statements of operations. The unamortized portion of financing costs is reflected as a reduction of the outstanding debt balance on the consolidated balance sheets.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

In May 2014, FASB issued ASU 2014-09, Revenue From Contracts With Customers. ASU 2014-09 requires entities to recognize revenue in their financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the entity is entitled at the time of transfer of those goods or services. As a result, the amount and timing of revenue recognition may be affected. However, certain types of contracts are excluded from the provisions of ASU 2014-09, including leases. Other types of real estate related contracts, such as for dispositions or development of real estate, will be impacted by ASU 2014-09. In addition, ASU 2014-09 requires additional disclosures regarding revenue recognition. The Company adopted ASU 2014-09, as amended, on its effective of January 1, 2018, using the cumulative effect adjustment method in the period of adoption. The adoption of ASU 2014-09 did not have an impact on the Company's consolidated financial statements.
Investment income from marketable securities is accrued at each distribution record date.
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum on the NAV of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"); provided, however, that the Class I shares owned by RREEF America do not incur a dealer manager fee on a trailing basis (which inures to the benefit all Class A and Class I stockholders). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid in the future on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2018, the Company has accrued $3,107,322 in Trailing Fees estimated to be payable in the future with respect to the Initial Public Offering and the Follow-On Public Offering.
Income Taxes

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2013. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute as dividends at least 90% of the Company’s REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to the Company’s stockholders, and meet certain tests regarding the nature of the Company’s income and assets. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to (1) certain state and local taxes on its income, property or net worth, and (2) federal income and excise taxes on its undistributed income, if any income remains undistributed. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT, possibly including creating taxable REIT subsidiaries to hold assets that generate income that would not be consistent with the rules applicable to qualification as a REIT if held directly by the REIT. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct dividends paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. The Tax Cuts and Jobs Act signed into law in December 2017 did not change the above provisions related to qualification as a REIT.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Through December 31, 2018, the Company has not had any Real Estate Loan investments.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock. From the Company’s inception through December 31, 2018, the Company has not issued any participating securities.
Concentration of Credit Risk
As of December 31, 2018 and 2017, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows, (Topic 230): Classification of Cash Receipts and Cash Payments, which identifies the principles for the classification of eight specific types of cash flow with the objective of providing specific guidance on these specified cash flows. The cash flows that may be pertinent to the Company in the future include debt prepayment or debt extinguishment costs, contingent consideration of payments made after a business combination, proceeds from the settlement of insurance claims and distributions received. In addition, ASU 2016-15 also specifies the classification of cash flows for payments made under zero-coupon debt instruments, such as the Company's note to affiliate on its consolidated balance sheet as of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

December 31, 2018. During the year ended December 31, 2016, the Company made one payment of $250,000 to its advisor under the note to affiliate. Under ASU 2016-15, the portion of such payment representing the imputed interest expense, which was $91,726, is included in cash flows from operating activities. Under previous GAAP, the entire payment of $250,000 was reported as a financing activity. The Company adopted ASU 2016-15 on its effective date of January 1, 2018. ASU 2016-15 must be applied retrospectively, implying that prior periods presented should be adjusted to conform to ASU 2016-15, unless to do so would be impracticable. Accordingly, the adoption of ASU 2016-15 impacted the Company's consolidated cash flow statement for the 2016 period in its Annual Report on Form 10-K for the year ending December 31, 2018. Aside from the reclassification related to the aforementioned payment to RREEF America under the note to affiliate, the Company's adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. This new guidance is effective for the Company on January 1, 2019. ASU 2016–02 requires lessees to recognize leases on their balance sheet, and leaves lessor accounting largely unchanged. ASU 2016–02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales–type leases, direct financing leases and operating leases and requires lessors to capitalize and amortize only incremental direct leasing costs. The guidance provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary, and provides a package of practical expedients whereby companies will not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating versus capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases ("Package of Practical Expedients").

The Company has adopted ASU 2016-02 beginning on January 1, 2019 and has elected the Package of Practical Expedients, which permits us to (a) continue ASC 840 accounting for leases that commenced prior to January 1, 2019 for the remainder of those lease terms, and (b) apply ASU 2016–02 to leases that commence or are modified after January 1, 2019. The Company does not have any arrangements in which it is the lessee and will therefore not be required to recognize a lease liability or right of use asset within its consolidated balance sheet upon adoption of ASU 2016-02. ASU 2016–02 requires lessors to expense costs incurred to negotiate or arrange a lease regardless of outcome, such as tax or legal advice to negotiate lease terms and costs to advertise or solicit potential tenants, while capitalizing initial direct costs. By electing the Package of Practical Expedients, initial direct costs that were capitalized prior to adoption of ASU 2016–02 are not reassessed. Therefore, such costs shall continue to be amortized over corresponding lease terms.

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

Regarding leases for which the Company is the lessor, the accounting for lease components will be largely unchanged from existing policy as the Company has elected to apply the practical expedient within ASU 2018-11 available to lessors which allows lessors the option to forgo separating non-lease components from lease components when the two aforementioned criteria are met. With respect to the the Company's leases to which this practical expedient could apply, the Company believes the lease component is the predominant component and the leases satisfy the two aforementioned criteria. The Company believes adoption of ASU 2018-11 will not significantly change the accounting for rental and other revenues from operating leases where the Company is the lessor, and that such leases will be accounted for in a manner similar to existing standards with the underlying leased asset being reported and recognized as a real estate asset. As a result of adopting this practical expedient, all leases for which the Company is the lessor, including both lease and non-lease components, will be accounted for together under ASC 842, and the accounting treatment will remain consistent with the Company’s existing policies.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

However, the Company does expect to report rental and other property income and tenant reimbursement income, which has historically been disclosed as two separate line items on the Company's consolidated statements of operations, as a single line item within the consolidated statements of operations beginning January 1, 2019.

In December 2018, FASB issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements for Lessors. Under ASU 2018-20, lessor costs that are paid by a lessee directly to a third party (as opposed to reimbursing the lessor) are required to be shown net within the Company’s consolidated financial statements. The Company's existing policies comply with ASU 2018-20 and as such the adoption of ASU 2018-20 will not have an impact on the Company's consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 by eliminating, modifying or adding certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. However, ASU 2018-13 allows an entity to early adopt the provisions regarding eliminating or modifying certain disclosures while not adopting the provisions regarding additional disclosures until the effective date of the ASU. The Company is evaluating the impact of ASU 2018-13 but does not expect a material change to its fair value disclosures.

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
FASB ASC 825-10-65-1 requires the Company to disclose fair value information for all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. Fair value of lines of credit and mortgage loans payable is determined using Level 2 inputs and a discounted cash flow approach with an interest rate and other assumptions that approximate current market conditions. The carrying amount of the Company's line of credit at December 31, 2018 and 2017 approximated its fair value of $84,619,478 and $63,100,000 respectively. See Note 7 - Line of Credit. The Company estimated the fair value of its mortgage loans payable at $33,560,287 and $26,610,378 as of December 31, 2018 and 2017, respectively.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

The Company has estimated the fair value of its note to affiliate at approximately $2,900,000 and $2,400,000 as of December 31, 2018 and 2017, respectively.
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

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES

The Company acquired four real estate properties during the year ended December 31, 2018 (the "2018 acquisitions"), no real estate property during the year ended December 31, 2017, and one real estate property during the year ended December 31, 2016.

On December 31, 2018, the Company acquired Elston Plaza for the a purchase price of $28,350,000 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $27,000,000 under the Company's line of credit. Elston Plaza consists of a 92,806 square-foot retail property leased to 11 tenants, inclusive of a freestanding 4,860 square-foot building which is subject to a ground lease with Chase Bank.

On July 17, 2018, the Company acquired three industrial properties located in Miami, Florida ("Miami Industrial") for a purchase price of $20,700,000 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $19,900,000 under the Company's line of credit. Miami Industrial consists of three warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.

On September 27, 2016, the Company acquired 40 Allied Drive ("Allied Drive") for a purchase price of $34,000,000 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $32,400,000 from the Company's line of credit. Allied Drive is a two-story, 64,127 square foot medical office building fully leased to three tenants.

All leases at Elston Plaza and Miami Industrial have been classified as operating leases. Under ASU 2017-01, the 2018 acquisitions were determined to be asset acquisitions, resulting in the Company's capitalization of $308,207 and $141,610 of acquisition related costs for Elston Plaza and Miami Industrial, respectively. The Company's allocation of the purchase price (including acquisition related costs) of the 2018 acquisitions to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, is as follows:

	Elston Plaza	Miami Industrial	2018 Total
Land	$17,766,548	$9,420,343	$27,186,891
Building and improvements	12,167,891	8,124,776	20,292,667
Acquired in-place leases	8,083,407	3,751,504	11,834,911
Acquired above-market leases	69,479	—	69,479
Acquired below-market leases	(9,292,157)	(455,013)	(9,747,170)
Total purchase price	$28,795,168	$20,841,610	$49,636,778
The Company allocated the purchase price of Allied Drive to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

2016 Allied Drive
Land	$5,483,925
Building and improvements	19,807,646
Acquired in-place leases	8,861,624
Acquired above-market leases	2,022
Acquired below-market leases	(155,217)
Total purchase price	$34,000,000

The Company recorded revenues and net loss related to the 2018 acquisitions during the year ended December 31, 2018, and Allied Drive acquired during the year ended December 31, 2016, as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2016
Revenues	$809,740	$768,546
Net loss	(39,245)	(153,687)

The Company’s estimated revenues and net loss, on a pro forma basis, as if the 2018 acquisitions were completed on January 1, 2017, are as follows (unaudited):

Year Ended December 31, 2018
Revenues	$23,679,891
Net loss	(4,332,903)
Basic and diluted net loss per share of Class A common stock	$(0.47)
Basic and diluted net loss per share of Class I common stock	$(0.48)
Basic and diluted net loss per share of Class T common stock	$(0.46)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2018 is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2019	$4,119,674	$107,827	$(880,408)
2020	3,765,715	105,053	(862,603)
2021	3,558,289	100,559	(850,702)
2022	3,132,067	29,607	(842,446)
2023	1,984,701	19,558	(749,599)
Thereafter	12,094,485	—	(10,783,876)
Total	$28,654,931	$362,604	$(14,969,634)

Weighted average remaining amortization period (in years)	12.4	3.6	19.3
NOTE 5 — RENTALS UNDER OPERATING LEASES

All leases at the Company's properties have been classified as operating leases. The Company's rental and other property income from its real estate investments for the years ended December 31, 2018, 2017 and 2016 is comprised of the following:

	2018	2017	2016
Rental revenue	$15,950,864	$14,474,722	$12,477,787
Straight line revenue	188,339	502,066	836,108
Above- and below-market lease amortization, net	336,111	257,819	1,816,111
Lease incentive amortization	(103,638)	(103,638)	(27,542)
Rental and other property income	$16,371,676	$15,130,969	$15,102,464
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of December 31, 2018 are as follows:

Year ended December 31,	Future Minimum Rent
2019	$16,617,062
2020	15,300,960
2021	13,198,611
2022	11,666,782
2023	8,645,074
Thereafter	36,330,936
$101,759,425
As of December 31, 2018, the Company owned four office properties (including one medical office property), three retail properties and four industrial properties with a total of thirty-one tenants and one student housing property with 316 beds. As of December 31, 2017 and 2016, the Company owned four office properties (including one medical office property), two retail properties and one industrial property with a total of nineteen tenants and one student housing property with 316 beds. Percentages of gross rental revenues by property and tenants representing more than 10% of the Company's total gross rental revenues (rental and other property income and tenant reimbursement income) for the years ended December 31, 2018, 2017 and 2016 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
The Flats at Carrs Hill, Athens, GA	16.5%	17.3%	17.3%
Loudoun Gateway, Sterling, VA	15.9	17.1	18.1
Allied Drive, Dedham, MA	15.5	16.6	4.6
Anaheim Hills Office Plaza, Anaheim, CA	12.2	12.6	12.9
Terra Nova Plaza, Chula Vista, CA	11.7	12.4	22.3
Commerce Corner, Logan Township, NJ	10.3	10.4	10.6
Total	82.1%	86.4%	85.8%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Orbital ATK Inc. - Loudoun Gateway	15.9%	17.1%	18.1%
New England Baptist Hospital - Allied Drive	13.3	14.0	3.9
The Sports Authority, Inc. - Terra Nova Plaza (1)	—	—	14.1
Total	29.2%	31.1%	36.1%

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
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2018, 2017 and 2016 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2018	December 31, 2017	December 31, 2016
Orbital ATK Inc. - Loudoun Gateway	15.9%	18.6%	20.3%
New England Baptist Hospital - Allied Drive	9.3	10.6	12.0
Gateway One Lending and Finance, L.L.C. - Anaheim Hills Office Plaza	4.0	9.4	10.3
Total	29.2%	38.6%	42.6%

NOTE 6 — MARKETABLE SECURITIES

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

The following is a summary of the Company's marketable securities held as of December 31, 2018 and 2017, which consisted entirely of publicly traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2017 were available-for-sale securities and none were considered impaired on an other-than-temporary basis. Pursuant to ASU 2016-01 adopted by the Company (see Note 2), beginning on January 1, 2018, unrealized changes in fair value of the Company's investments in marketable securities are recorded in earnings.

	December 31, 2018	December 31, 2017
Marketable securities—cost	$14,646,147	$9,310,538
Unrealized gains	676,315	832,651
Unrealized losses	(587,428)	(97,012)
Net unrealized gain	88,887	735,639
Marketable securities—fair value	$14,735,034	$10,046,177

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2018, marketable securities sold generated proceeds of $21,549,268 resulting in gross realized gains of $560,037 and gross realized losses of $976,347. During the year ended December 31, 2017, marketable securities sold generated proceeds of $14,616,961 resulting in gross realized gains of $533,478 and gross realized losses of $603,465. During the year ended December 31, 2016, marketable securities sold generated proceeds of $13,711,596 resulting in gross realized gains of $894,812 and gross realized losses of $701,527.

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

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit has a three-year term maturing February 27, 2021. The Company has two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees.

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000,000 and is expandable by the Company up to a maximum capacity of $200,000,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of December 31, 2018, the outstanding balance was $84,619,478 and the weighted average interest rate was 4.07%.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of December 31, 2018, the Company's maximum borrowing capacity was the maximum capacity of $100,000,000.

The Revised Wells Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the collateral pool at all times, and that collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2018.

Nationwide Life Insurance Loan

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Nationwide Loan"). Proceeds of $14,500,000 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Nationwide Loan carries a fixed interest rate of 3.63% and requires monthly interest-only payments of $43,862 during the entire term.

The Nationwide Loan permits voluntary prepayment of the full amount of the Nationwide Loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide Loan is prepayable at par during the last six months of the term. Additionally, the Nationwide Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Nationwide Loan.

Hartford Life Insurance Company

On December 1, 2016 , RPT 1109 Commerce Boulevard, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan with a term of seven years with no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium, which is (a) equal to a yield maintenance calculation for prepayments occurring from the beginning of the 19th month of the term up to and including the 60th month of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 61 through 72 of the term. The Hartford Loan is prepayable at par during the last twelve months of the term. Additionally, the Hartford Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Hartford's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Hartford Loan.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

Transamerica Life Insurance Company

On December 6, 2018, RPT Wallingford Plaza, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Transamerica Premier Life Insurance Company (the"Transamerica Loan"). Proceeds of $6,950,000, net of transaction costs, obtained from the Transamerica Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Wallingford Plaza from the Revised Wells Fargo Line of Credit. The Transamerica Loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Transamerica Loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

The Transamerica Loan permits voluntary prepayment of the full amount of the Transamerica Loan at any time subject to payment of the applicable prepayment premium, which is equal to a yield maintenance calculation for prepayments occurring from the beginning the term up to 90 days before the maturity date. The Transamerica Loan is prepayable at par during the last ninety days of the term. Additionally, the Transamerica Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Transamerica’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Transamerica Loan.

The following is a reconciliation of the carrying amounts of the line of credit and mortgage loans payable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Line of credit	$84,619,478	$63,100,000
Deduct: Deferred financing costs, less accumulated amortization	(573,858)	(77,939)
Line of credit, net	$84,045,620	$63,022,061

Mortgage loans payable	$34,450,000	$27,500,000
Deduct: Deferred financing costs, less accumulated amortization	(394,721)	(245,569)
Mortgage loans payable, net	$34,055,279	$27,254,431

Aggregate future principal payments due on the line of credit and mortgage loans payable as of December 31, 2018 are as follows:

Year	Amount
2019	$253,331
2020	262,106
2021	84,992,158
2022	396,238
2023	12,053,845
Thereafter	21,111,800
Total	$119,069,478

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

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

2.
The performance component is calculated for each class of common stock on the basis of the total return to stockholders of each class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.

The fees earned by RREEF America for the years ended December 31, 2018, 2017 and 2016 are shown below.

	Year Ended December 31,
	2018	2017	2016
Fixed component	$1,267,755	$1,050,573	900,726
Performance component	573,875	672,900	274,905
	$1,841,630	$1,723,473	$1,175,631

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
For the years ended December 31, 2018 and 2017, RREEF America incurred $306,498 and $267,942 in reimbursable operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2018 and 2017, the Company had a payable to RREEF America of $73,100 and $58,874, respectively, for operating expenses reimbursable under the terms and conditions of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618,318 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. For the years ended December 31, 2018 and 2017, the Company reimbursed RREEF America $928,216 and $923,159, respectively, for Deferred O&O.
The amount of Deferred O&O payable to RREEF America is as follows:

	December 31, 2018	December 31, 2017
Total Deferred O&O	$4,618,318	$4,618,318
Cumulative reimbursements made to RREEF America	(4,618,318)	(3,690,102)
Remaining Deferred O&O reimbursable to RREEF America	$—	$928,216

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
Pursuant to the Expense Support Agreement, reimbursement of the Expense Payments was triggered in January 2016, for which the Company would reimburse RREEF America $250,000 per quarter. In accordance with the quarterly reimbursement schedule, the Company's obligation to reimburse RREEF America represented a non-interest bearing note due to RREEF America ("Note to Affiliate") which is subject to the imputation of interest. In accordance therewith, as of January 1, 2016, the Company recorded a discount on the Note to Affiliate equal to the difference between the $9,200,000 face amount and the present value of the contractual reimbursements using an estimated market interest rate of 5.0%. As of January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,861,880 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. For the three months ended March 31, 2016, the Company made one payment of $250,000 to RREEF America and amortized $91,726 of the discount into interest expense.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). The

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

Company currently owes $8,950,000 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $416,667 for the first 12 months and $329,166 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the years ended December 31, 2018 and 2017, the Company amortized $145,135 and $142,355, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

Effective July 1, 2016, the Company and the Operating Partnership terminated the amended and restated dealer manager agreement, dated as of January 26, 2016, with SC Distributors, Inc. On July 1, 2016, the Company and its Operating Partnership entered into the new dealer manager Agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc. (formerly known as Deutsche AM Distributors, Inc.), an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of December 31, 2018 and 2017, the Company has accrued $85,874 and $67,279, respectively, in Trailing Fees currently payable to the Dealer Manager, and $3,107,322 and $2,238,576, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2018 and 2017, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $542,383 and $122,801, respectively. For the six months ended December 31, 2016, which were the first six months of the engagement of the Dealer Manager, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $6,145.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2018 and 2017, the Dealer Manager incurred $321,862 and $315,622, respectively. As of December 31, 2018 and 2017, the Company had payable to the Dealer Manager $329,382 and $315,622, respectively, of such cost which were included in due to affiliates on the consolidated balance sheets.
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
December 31, 2018

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

	Deferred O&O - RREEF America	Expense Payments - O&O Portion	Other organization and offering costs (1)	Total organization and offering costs
Balance, December 31, 2018 and 2017	$4,618,318	$3,775,369	$7,031,029	$15,424,716
(1) Includes $770,887 and $1,355,890 of accrued trailing fees for the Initial Public Offering as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, in the Follow-On Public Offering, the Company had raised $68,104,871 in gross proceeds and incurred total organization and offering costs of $6,953,825, including estimated accrued Trailing Fees payable in the future of $2,336,435.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2018, total operating expenses of the Company were $3,712,160, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2017, total operating expenses of the Company were $3,339,537, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2018 and 2017, the Company owed RREEF America and the Dealer Manager the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	December 31, 2018	December 31, 2017
Deferred O&O	$—	$928,216
Reimbursable under the advisory agreement	73,100	58,874
Reimbursable under Dealer Manager Agreement	329,382	315,622
Advisory fees	696,384	766,624
Accrued Trailing Fees, including currently payable portion	3,193,196	2,305,855
Due to affiliates	$4,292,062	$4,375,191

Note to Affiliate	$8,950,000	$8,950,000
Unamortized discount	(1,364,618)	(1,509,753)
Note to Affiliate, net of unamortized discount	$7,585,382	$7,440,247

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
December 31, 2018

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
December 31, 2018

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

During the years ended December 31, 2018, 2017 and 2016, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, borrowings on the Wells Fargo Line of Credit or offering proceeds. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year ended December 31, 2018	Shares	Weighted Average Share Price	Amount
Class A	576,130	$13.95	$8,036,195
Class I	181,840	13.98	2,534,285

Year ended December 31, 2017	Shares		Weighted Average Share Price	Amount
Class A	279,647		$13.48	$3,769,850
Class I	394,416		13.61	5,368,042
Class T	4,043	*	15.29	61,818
* Repurchased in private transactions.

Year ended December 31, 2016	Shares	Weighted Average Share Price	Amount
Class A	709,572	$12.93	$9,170,461
Class I	84,614	13.15	1,111,990

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

NOTE 10 - NET LOSS PER SHARE

The Company computes net earnings or loss per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net earnings or loss of each class of common stock differently. The calculated performance component for the years ended December 31, 2018, 2017 and 2016, and the impact on each class of common stock, are shown below.

Basic and diluted net loss per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Company has not

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

issued any dilutive or potentially dilutive securities, and thus the basic and diluted net loss per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net loss per share for each of the Company’s Class A, Class I and Class T common stock.

	Year Ended December 31, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,281,920)	$(1,765,786)	$(107,749)
Allocation of performance fees	(207,021)	(352,805)	(14,049)
Total Numerator	$(1,488,941)	$(2,118,591)	$(121,798)
Denominator - weighted average number of common shares outstanding	3,691,760	5,085,231	310,304
Basic and diluted net loss per share:	$(0.40)	$(0.42)	$(0.39)
	—
	Year Ended December 31, 2017
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(978,373)	$(1,086,451)	$(3,955)
Allocation of performance fees	(283,358)	(387,354)	(2,188)
Total Numerator	$(1,261,731)	$(1,473,805)	$(6,143)
Denominator - weighted average number of common shares outstanding	3,678,616	4,084,980	14,871
Basic and diluted net loss per share:	$(0.34)	$(0.36)	$(0.41)

	Year Ended December 31, 2016
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,084,671)	$(1,984,511)	$(2,389)
Allocation of performance fees	(115,515)	(158,985)	(405)
Total Numerator	$(2,200,186)	$(2,143,496)	$(2,794)
Denominator - weighted average number of common shares outstanding	3,511,189	3,342,490	4,024
Basic and diluted net loss per share:	$(0.63)	$(0.64)	$(0.69)

NOTE 11 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to distribute dividends each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions with a daily record date, payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT beginning the year ended December 31, 2013. Distributions for each month are payable on or before the first day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.

Shown below are details of the Company's distributions for 2018, 2017 and 2016.

	Three Months Ended				Total
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261	$0.00192836
Distributions paid or payable in cash	$780,511	$831,391	$928,395	$980,091	$3,520,388
Distributions reinvested	619,468	661,799	733,528	802,226	2,817,021
Distributions declared	$1,399,979	$1,493,190	$1,661,923	$1,782,317	$6,337,409
Class A shares issued upon reinvestment	22,714	22,901	23,500	22,805	91,920
Class I shares issued upon reinvestment	21,479	23,520	27,180	32,291	104,470
Class T shares issued upon reinvestment	678	976	1,548	1,855	5,057

	Three Months Ended				Total
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445	$0.00186845
Distributions paid or payable in cash	$716,755	$742,522	$772,986	$771,149	$3,003,412
Distributions reinvested	518,614	541,538	578,604	603,473	2,242,229
Distributions declared	$1,235,369	$1,284,060	$1,351,590	$1,374,622	$5,245,641
Class A shares issued upon reinvestment	23,567	23,806	23,649	23,348	94,370
Class I shares issued upon reinvestment	15,152	16,611	18,986	20,269	71,018
Class T shares issued upon reinvestment	—	—	17	399	416

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	Three Months Ended				Total
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Declared daily distribution rate, before adjustment for class-specific fees	$0.00179534	$0.00177203	$0.00181182	$0.00182234
Distributions paid or payable in cash	$633,913	$631,394	$670,484	$699,572	$2,635,363
Distributions reinvested	407,009	457,276	504,020	513,834	1,882,139
Distributions declared	$1,040,922	$1,088,670	$1,174,504	$1,213,406	$4,517,502
Class A shares issued upon reinvestment	18,860	21,726	24,151	23,973	88,710
Class I shares issued upon reinvestment	12,476	13,284	14,159	14,540	54,459
NOTE 12 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2018, 2017 and 2016:

Characterization	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Ordinary income	24.4049%	19.2608%	22.9152%
Capital gain distribution	—	—	1.5666
Nondividend distributions (return of capital)	75.5951	80.7392	75.5182
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $24,167, $42,198 and $6,221 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2018 and 2017, the Company has no assets or liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

NOTE 13 — SEGMENT INFORMATION

For the years ended December 31, 2018, 2017 and 2016, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2018, and 2017 and net loss for the years ended December 31, 2018, 2017 and 2016.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2018	$202,256,644	$14,735,034	$216,991,678

Reconciliation to total assets of December 31, 2018
Carrying value per reportable segments			$216,991,678
Corporate level assets			9,207,473
Total assets			$226,199,151

Carrying value as of December 31, 2017	$150,923,848	$10,046,177	$160,970,025

Reconciliation to total assets of December 31, 2017
Carrying value per reportable segments			$160,970,025
Corporate level assets			8,346,307
Total assets			$169,316,332

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2018
Revenues
Rental and other property income	$16,371,676	$—	$16,371,676
Tenant reimbursement income	2,540,334	—	2,540,334
Investment income on marketable securities	—	505,903	505,903
Total revenues	18,912,010	505,903	19,417,913
Segment operating expenses	5,875,616	48,952	5,924,568
Net realized gain (loss) upon sale of marketable securities	—	(416,310)	(416,310)
Net unrealized change in fair value of investment in marketable securities	—	(646,752)	(646,752)
Operating income (loss) - Segments	$13,036,394	$(606,111)	$12,430,283

Year Ended December 31, 2017
Revenues
Rental and other property income	$15,130,969	$—	$15,130,969
Tenant reimbursement income	2,347,670	—	2,347,670
Investment income on marketable securities	—	307,114	307,114
Total revenues	17,478,639	307,114	17,785,753
Segment operating expenses	5,497,497	37,887	5,535,384
Net realized gain (loss) upon sale of marketable securities	—	(69,987)	(69,987)
Net unrealized change in fair value of investment in marketable securities	—	—	—
Operating income (loss) - Segments	$11,981,142	$199,240	$12,180,382

Year Ended December 31, 2016
Revenues
Rental and other property income	$15,102,464	$—	$15,102,464
Tenant reimbursement income	1,514,772	—	1,514,772
Investment income on marketable securities	—	484,912	484,912
Total revenues	16,617,236	484,912	17,102,148
Segment operating expenses	5,158,942	31,818	5,190,760
Net realized gain (loss) upon sale of marketable securities	—	193,285	193,285
Net unrealized change in fair value of investment in marketable securities	—	—	—
Operating income (loss) - Segments	$11,458,294	$646,379	$12,104,673

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	Year Ended December 31,
Reconciliation to net loss	2018	2017	2016
Operating income - Segments	$12,430,283	$12,180,382	$12,104,673
General and administrative expenses	(1,845,697)	(1,617,523)	(2,059,598)
Advisory expenses	(1,841,630)	(1,723,473)	(1,175,631)
Acquisition related expenses	—	—	(158,762)
Depreciation	(4,504,015)	(4,338,253)	(3,826,198)
Amortization	(4,132,926)	(3,721,628)	(6,803,850)
Operating income (loss)	106,015	779,505	(1,919,366)
Interest expense	(3,835,345)	(3,521,184)	(2,427,110)
Net loss	$(3,729,330)	$(2,741,679)	$(4,346,476)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018, 2017 and 2016.

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues from real estate investments	$4,503,520	$4,382,864	$4,990,915	$5,034,711
Investment income on marketable securities	88,852	119,925	136,832	160,294
Total revenues	4,592,372	4,502,789	5,127,747	5,195,005
Operating expenses	(4,198,626)	(4,203,089)	(4,863,184)	(4,983,937)
Interest expense	(903,550)	(884,364)	(1,012,974)	(1,034,457)
Net realized gain (loss) upon sale of marketable securities	(253,480)	(155,052)	201,769	(209,547)
Net unrealized change in fair value of investments in marketable securities	(500,518)	981,763	(201,223)	(926,774)
Net (loss) gain	$(1,263,802)	$242,047	$(747,865)	$(1,959,710)
Weighted average number of common shares outstanding - basic and diluted Class A	3,686,669	3,691,785	3,777,836	3,610,639
Weighed average number of common shares outstanding - basic and diluted Class I	4,467,002	4,793,077	5,202,959	5,861,271
Weighted average number of common shares outstanding - basic and diluted Class T	79,305	150,764	426,209	578,181
Basic and diluted net loss per share - Class A	$(0.15)	$0.03	$(0.08)	$(0.20)
Basic and diluted net loss per share - Class I	$(0.15)	$0.03	$(0.08)	$(0.22)
Basic and diluted net loss per share - Class T	$(0.15)	$0.03	$(0.07)	$(0.20)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues from real estate investments	$4,334,333	$4,314,974	$4,359,945	$4,469,387
Investment income on marketable securities	43,876	76,980	84,836	101,422
Total revenues	4,378,209	4,391,954	4,444,781	4,570,809
Operating expenses	(3,991,176)	(4,054,288)	(4,497,226)	(4,393,571)
Interest expense	(825,479)	(886,455)	(910,512)	(898,738)
Net realized gain (loss) upon sale of marketable securities	54,702	(6,906)	(25,389)	(92,394)
Net loss	$(383,744)	$(555,695)	$(988,346)	$(813,894)
Weighted average number of common shares outstanding - basic and diluted Class A	3,650,176	3,699,115	3,677,266	3,687,513
Weighed average number of common shares outstanding - basic and diluted Class I	3,827,801	4,008,144	4,240,550	4,257,000
Weighted average number of common shares outstanding - basic and diluted Class T(1)	1,662	—	6,982	54,264
Basic and diluted net loss per share - Class A	$(0.05)	$(0.07)	$(0.12)	$(0.10)
Basic and diluted net loss per share - Class I	$(0.05)	$(0.08)	$(0.13)	$(0.10)
Basic and diluted net loss per share - Class T(1)	$(0.05)	$—	$(0.10)	$(0.10)
(1) There were no Class T shares outstanding at any point during the quarter ended June 30, 2017.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2018

	For the Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues from real estate investments	$3,594,295	$3,544,749	$5,110,510	$4,367,682
Investment income on marketable securities	190,516	73,813	100,314	120,269
Total revenues	3,784,811	3,618,562	5,210,824	4,487,951
Operating expenses	(4,534,041)	(4,297,957)	(6,153,150)	(4,229,651)
Interest expense	(565,707)	(550,654)	(541,561)	(769,188)
Net realized gain (loss) gain upon sale of marketable securities	(94,945)	223,991	243,689	(179,450)
Net loss	$(1,409,882)	$(1,006,058)	$(1,240,198)	$(690,338)
Weighted average number of common shares outstanding - Class A	3,306,184	3,444,743	3,634,486	3,655,393
Weighted average number of common shares outstanding - Class I	3,067,537	3,308,240	3,408,307	3,581,521
Weighted average number of common shares outstanding - Class T	2,513	4,043	4,043	4,043
Basic and diluted net loss per share - Class A	$(0.22)	$(0.15)	$(0.17)	$(0.10)
Basic and diluted net loss per share - Class I	$(0.22)	$(0.15)	$(0.18)	$(0.10)
Basic and diluted net loss per share - Class T	$(0.22)	$(0.15)	$(0.22)	$(0.11)

NOTE 17 — SUBSEQUENT EVENTS

On January 3, 2019, the Company announced that its board of directors declared a cash distribution equal to $0.00193545 per Class A, Class I and Class T share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2019 through March 31, 2019.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2018

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2018 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$7,620,364	$2,310,684	$10,989,316	$—	$13,300,000	$(5,356,773)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(I)	6,950,000	3,713,306	9,014,642	—	12,727,948	(1,750,384)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	13,000,000	3,396,680	16,353,320	—	19,750,000	(2,972,061)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	11,114,029	6,519,531	11,980,469	679,816	19,179,816	(4,727,277)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	12,658,868	10,628,293	11,221,707	—	21,850,000	(2,446,886)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500,000	3,143,752	23,856,248	290,760	27,290,760	(5,602,994)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	11,563,942	2,042,441	19,907,559	—	21,950,000	(5,805,947)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	17,613,610	5,483,925	28,516,075	—	34,000,000	(3,052,281)	2013	9/27/2016	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	6,364,565	6,054,039	7,005,768	11,988	13,071,795	(370,378)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	2,112,595	1,641,786	2,749,440	2,400	4,393,626	(238,442)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	1,639,140	1,724,518	1,666,059	—	3,390,577	(88,425)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(E)	13,932,365	17,766,548	11,028,620	—	28,795,168	(832)	1983	12/31/2018	5 - 40
Total Investments in Real Estate		$119,069,478	$64,425,503	$154,289,223	$984,964	$219,699,690	$(32,412,680)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes was approximately $222,700,000 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2018	2017	2016
	Balance at January 1	$169,438,132	$169,207,139	$135,082,125
	Acquisitions	49,636,778	—	34,000,000
	Additions	624,780	230,993	125,014
	Balance at December 31	$219,699,690	$169,438,132	$169,207,139

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2018	2017	2016
	Balance at January 1	$24,181,800	$16,430,049	$7,635,728
	Depreciation and amortization expense	8,230,880	7,751,751	8,794,321
	Balance at December 31	$32,412,680	$24,181,800	$16,430,049

(E)    Encumbrance of $84,619,478 is from the line of credit that is secured by the properties listed above.
(F)    Includes gross intangible lease assets of $48,699,723 and gross intangible lease liabilities of $18,430,925.
(G)    Commerce Corner has an encumbrance of $13,000,000 from Hartford Life Insurance Company.
(H)    Flats at Carrs Hill has an encumbrance of $14,500,000 from Nationwide Life Insurance Company.
(I)    Wallingford Plaza has an encumbrance of $6,950,000 from Transamerica Life Insurance Company.