Form 10-Q
period 2019-03-31
RREEF Property Trust, Inc.
filed 2019-05-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 9, 2019, the registrant had 3,719,914 shares of Class A common stock, $.01 par value, outstanding, 7,087,168 shares of Class I common stock, $.01 par value, outstanding, 729,291 shares of Class T common stock, $.01 par value, outstanding, and no shares of Class D common stock, $.01 par value, or Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate assets:
Land	$64,426	$64,426
Buildings and improvements, less accumulated depreciation of $17,192 and $15,901, respectively	108,015	108,585
Furniture, fixtures and equipment, less accumulated depreciation of $311 and $292, respectively	234	229
Acquired intangible lease assets, less accumulated amortization of $20,820 and $19,682, respectively	27,878	29,017
Total investment in real estate assets, net	200,553	202,257
Investment in marketable securities	17,200	14,735
Total investment in real estate assets and marketable securities, net	217,753	216,992
Cash and cash equivalents	5,790	2,002
Receivables, net of allowance for doubtful accounts of $6 as of December 31, 2018	3,813	3,324
Deferred leasing costs, net of amortization of $458 and $373, respectively	2,260	2,340
Prepaid and other assets	1,838	1,541
Total assets	$231,454	$226,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$78,911	$84,046
Mortgage loans payable, net	34,006	34,055
Accounts payable and accrued expenses	2,847	2,041
Due to affiliates	4,158	4,292
Note to affiliate, net of unamortized discount of $1,328 and $1,365, respectively	7,622	7,585
Acquired below market lease intangibles, less accumulated amortization of $3,685 and $3,461, respectively	14,746	14,970
Distributions payable	351	334
Other liabilities	1,348	1,369
Total liabilities	143,989	148,692
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,660,411 and 3,574,584 issued and outstanding, respectively	36	36
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 6,769,360 and 6,132,292 issued and outstanding, respectively	68	61
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 677,429 and 628,863 issued and outstanding, respectively	7	6
Class D common stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	125,212	115,025
Deficit	(37,858)	(37,621)
Total stockholders' equity	87,465	77,507
Total liabilities and stockholders' equity	$231,454	$226,199
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Property related income	$5,765	$4,503
Investment income on marketable securities	151	89
Total revenues	5,916	4,592
Expenses
General and administrative expenses	572	511
Property operating expenses	1,882	1,412
Advisory fees	371	279
Depreciation	1,310	1,089
Amortization	1,169	907
Total operating expenses	5,304	4,198
Net realized gain (loss) upon sale of marketable securities	119	(253)
Net unrealized change in fair value of investment in marketable securities	2,166	(501)
Operating income (loss)	2,897	(360)
Interest expense	(1,293)	(904)
Net income (loss)	$1,604	$(1,264)

Basic and diluted net income (loss) per share of Class A common stock	$0.15	$(0.15)
Basic and diluted net income (loss) per share of Class I common stock	$0.15	$(0.15)
Basic and diluted net income (loss) per share of Class T common stock	$0.15	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	3,574,584	$36	6,132,292	$61	628,863	$6	—	$—	—	$—	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	131,830	1	641,503	7	55,679	1	—	—	—	—	11,913	—	11,922
Issuance of common stock through the distribution reinvestment plan	—	—	22,405	—	34,329	—	2,250	—	—	—	—	—	841	—	841
Redemption of common stock	—	—	(68,408)	(1)	(43,806)	—	(9,363)	—	—	—	—	—	(1,723)	—	(1,724)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,841)	(1,841)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(916)	—	(916)
Equity based compensation	—	—	—	—	5,042	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,604	1,604
Balance, March 31, 2019	—	$—	3,660,411	$36	6,769,360	$68	677,429	$7	—	$—	—	$—	$125,212	$(37,858)	$87,465

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$37	4,352,050	$44	71,316	$1	—	$—	—	$—	$86,813	$(28,290)	$736	$59,340
Cumulative effect adjustment for change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	736	(736)	—
Balance January 1, 2018, as adjusted			3,666,927	37	4,352,050	44	71,316	1	—	—	—	—	86,813	(27,554)	—	59,340
Issuance of common stock	—	—	55,887	1	273,546	2	19,256	—	—	—	—	—	4,840	—	—	4,843
Issuance of common stock through the distribution reinvestment plan	—	—	22,714	—	21,479	—	678	—	—	—	—	—	619	—	—	619
Redemption of common stock	—	—	(64,468)	(1)	(53,455)	—	—	—	—	—	—	—	(1,622)	—	—	(1,623)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400)	—	(1,400)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(622)	—	—	(622)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,264)	—	(1,264)
Balance, March 31, 2018	—	$—	3,681,060	$37	4,593,620	$46	91,250	$1	—	$—	—	$—	$90,028	$(30,218)	$—	$59,893

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,604	$(1,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,310	1,089
Net realized (gain) loss upon sale of marketable securities	(119)	253
Net unrealized change in fair value of marketable securities	(2,166)	501
Share based compensation	72	—
Amortization of intangible lease assets and liabilities	999	861
Amortization of deferred financing costs	79	102
Allowance for doubtful accounts	—	(3)
Straight line rent	(208)	556
Amortization of discount on note to affiliate	37	36
Changes in assets and liabilities:
Receivables	(240)	(58)
Deferred leasing costs	(111)	—
Prepaid and other assets	(289)	(286)
Accounts payable and accrued expenses	378	271
Other liabilities	(46)	(136)
Due to affiliates	(511)	(602)
Net cash provided by operating activities	789	1,320
Cash flows from investing activities:
Improvements to real estate assets	(415)	(9)
Investment in marketable securities	(5,778)	(5,565)
Proceeds from sale of marketable securities	5,640	3,987
Net cash used in investing activities	(553)	(1,587)
Cash flows from financing activities:
Proceeds from line of credit	900	—
Repayment of line of credit	(6,100)	(700)
Repayment of mortgage loans payable	(63)	—
Proceeds from issuance of common stock	11,909	4,905
Payment of financing costs	—	(493)
Payment of offering costs	(522)	(661)
Distributions to investors	(983)	(770)
Redemption of common stock	(1,589)	(1,623)
Net cash provided by financing activities	3,552	658
Net increase in cash and cash equivalents	3,788	391
Cash and cash equivalents, beginning of period	2,002	2,442
Cash and cash equivalents, end of period	$5,790	$2,833

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2019	2018
Distributions declared and unpaid	$351	$270
Common stock issued through the distribution reinvestment plan	841	619
Purchases of marketable securities not yet paid	178	67
Proceeds from sale of marketable securities not yet received	119	87
Proceeds from issuance of common stock not yet received	113	153
Accrued offering costs not yet paid	661	462
Capital expenditures not yet paid	362	—
Redemptions of common stock not yet paid	135	—
Supplemental Cash Flow Disclosures:
Interest paid	$1,053	$743

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
(in thousands except share and per share data)

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

On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Registration Statement"). On May 30, 2013, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased $10,000 of the Company's Class I common stock, $0.01 par value per share ("Class I Shares"), and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D Shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D Shares (the "Private Offering," and together with the Follow-On Public Offering (defined below), the "Offerings").

On July 12, 2016, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company is offering for sale up to $2,100,000 of shares of its Class A common stock, $0.01 par value per share ("Class A Shares"), Class I Shares, and Class T common stock, $0.01 par value per share ("Class T Shares"), in its primary offering and up to $200,000 of Class A Shares, Class I Shares, Class N common stock, $0.01 par value per share ("Class N Shares") and Class T Shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on public offering (the "Follow-On Public Offering"). The Company's initial public offering terminated upon the commencement of the Follow-On Public Offering.

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
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

under the symbols ZRPTAX, ZRPTIX and ZRPTTX for its Class A Shares, Class I Shares and Class T Shares, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2019 except for the adoption of Accounting Standards Updates ("ASU") noted below in Note 2. The interim financial data as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Investments and Lease Intangibles

Entities are required to evaluate whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. When substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheets. Otherwise, such costs will be expensed upon completion of the transaction.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2019 and December 31, 2018, the Company has accrued $3,415 and $3,107, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASU's that amended or clarified certain provisions of ASC 842. Under ASC 842, as amended, the Company elected (a) a package of three practical expedients whereby the Company will not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating versus capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), and (b) a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, the Company elected to adopt ASU 2016-02 on its effective date, and the Company did not have a cumulative effect adjustment to its opening deficit balance as of January 1, 2019. In accordance with the Company's adoption of the provisions of ASC 842, leases in place as of December 31, 2018 will continue to be accounted for under the previous lease guidance of ASC 840, while any new or amended leases entered into by the Company after December 31, 2018 will be accounted for under ASC 842.

The Company has evaluated the lease and non-lease components within its leases under the practical expedient and will now report rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations. Rental and other property income and tenant reimbursement income for prior periods have similarly been combined to conform to the current year presentation.

Lessor accounting for lease and non-lease components, while presented differently under ASC 842, is largely unchanged from prior GAAP. Contractual base rental revenue from real estate leases is recognized on a straight-line basis over the terms of the related leases. The differences between contractual base rental revenue earned from real estate leases on a straight-line basis and amounts due under the respective lease agreements are amortized or accreted, as applicable, to deferred rent receivable. Property related income will also include amortization of above- and below-market leases as well as amortization of lease incentives. Revenues relating to lease termination fees for the termination of an entire lease will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectibility is reasonably assured.

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

information about the tenant of which the entity may be aware. As of March 31, 2019, the Company has assessed all of its future lease payments to be at least probable.

To the extent the Company's revenues do not qualify for treatment under ASC 842 or under other specific guidance, the Company is required to recognize revenue in its financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the Company is entitled at the time of transfer of those goods or services. Such treatment may apply to other types of real estate related contracts, such as for dispositions or development of real estate.

Investment income from marketable securities is accrued at each distribution record date.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, in March 2019, the Company granted shares of its Class I common stock to its independent directors (see Note 9), which qualify as participating securities.

Concentration of Credit Risk

As of March 31, 2019 and December 31, 2018, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 by eliminating, modifying or adding certain disclosure requirements for fair value measurements. The Company elected to early adopt the provisions regarding eliminating or modifying certain disclosures and defer adopting the provisions regarding additional disclosures until the effective date of ASU 2018-13, which is for fiscal years beginning after December 15, 2019, including interim periods therein. The early adoption of the provisions regarding eliminating or modifying certain disclosures of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), which provides guidance for determining the fair value and its application to lease classification and measurement for lessors that are not manufacturers or dealers, referred to as qualifying lessors. For qualifying lessors, the fair value of the underlying asset at lease commencement would be its cost, including any acquisition costs, however if a significant amount of time has elapsed between the asset acquisition date and the lease commencement, the fair value would be based on the guidance in ASC 820. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company is evaluating the impact of ASU 2019-01 but does not expect adoption to have a material impact.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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
The fair value of the Company's lines of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $79,419 and $84,619 at March 31, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $33,659 and $33,560 as of March 31, 2019 and December 31, 2018, respectively. If the valuation of the Company's properties as of March 31, 2019 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $3,000 and $2,900 as of March 31, 2019 and December 31, 2018, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate properties during the three months ended March 31, 2019 and 2018.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2019, the Company owned four office properties (including one medical office property), three retail properties and four industrial properties with a total of thirty-one tenants, and one student housing property with 316 beds. As of March 31, 2018, the Company owned four office properties (including one medical office

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

property), two retail properties and one industrial property with a total of nineteen tenants, and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Lease revenue [1]	$5,388	$5,014
Straight-line revenue	208	(556)
Above- and below-market lease amortization, net	195	71
Lease incentive amortization	(26)	(26)
Property related income	$5,765	$4,503
[1]Lease revenue includes $957 and $679 of variable income from tenant reimbursements for the three months ended March 31, 2019 and 2018, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of March 31, 2019 are as follows:

Three Months Ended March 31,	Future Minimum Rent
2019	$12,643
2020	15,909
2021	13,197
2022	11,665
2023	8,644
Thereafter	36,371
$98,429
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Elston Plaza, Chicago, IL	14.2%	—%
Loudoun Gateway, Sterling, VA	14.1	17.2
Flats at Carrs Hill, Athens, GA	13.8	16.8
Allied Drive, Dedham, MA	12.8	17.4
Terra Nova Plaza, Chula Vista, CA	10.1	12.2
Commerce Corner, Logan Township, NJ	8.8	10.4
Anaheim Hills Office Plaza, Anaheim, CA	6.1	12.7
Total	79.9%	86.7%

	Percent of property related income
Tenant	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Orbital ATK Inc. - Loudoun Gateway	14.1%	17.2%
New England Baptist Hospital - Allied Drive	11.3	14.7
Total	25.4%	31.9%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2019	March 31, 2018
Orbital ATK Inc. - Loudoun Gateway	16.8%	20.3%
New England Baptist Hospital - Allied Drive	9.5	11.3
Total	26.3%	31.6%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2018 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	March 31, 2019	December 31, 2018
Marketable securities—cost	$14,945	$14,646
Unrealized gains	2,273	676
Unrealized losses	(18)	(587)
Net unrealized gain	2,255	89
Marketable securities—fair value	$17,200	$14,735

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2019 and 2018, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

generated proceeds of $5,668 and $4,000, respectively, resulting in gross realized gains of $266 and $79, respectively, and gross realized losses of $147 and $332, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit has an initial three-year term maturing February 27, 2021. The Company has two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees.

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of March 31, 2019, the outstanding balance under the Revised Wells Fargo Line of Credit was $79,419 and the weighted average interest rate was 4.09%. As of December 31, 2018, the outstanding balance was $84,619 and the weighted average interest rate was 4.07%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2019, the Company's maximum borrowing capacity was $100,000.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2019.

Nationwide Life Insurance Loan

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Nationwide Loan"). Proceeds of $14,500 obtained from the Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing The Flats at Carrs Hill from the Wells Fargo Line of Credit. The Nationwide Loan is a secured, fully non-recourse loan maturing after ten years on March 1, 2026 with no extension options. The Nationwide Loan carries a fixed interest rate of 3.63% and requires monthly interest-only payments of $44 during the entire term.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

Hartford Life Insurance Loan

On December 1, 2016, RPT 1109 Commerce Boulevard, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan maturing after seven years on December 1, 2023 with no extension options. The Hartford Loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term based upon a 30-year amortization schedule.

Transamerica Life Insurance Company

On December 6, 2018, RPT Wallingford Plaza, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Transamerica Premier Life Insurance Company (the "Transamerica Loan"). Proceeds of $6,950, net of transaction costs, obtained from the Transamerica Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Wallingford Plaza from the Revised Wells Fargo Line of Credit. The Transamerica Loan is a secured, fully non-recourse loan maturing after ten years on January 1, 2029 with no extension options. The Transamerica Loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

The following is a reconciliation of the carrying amount of the Revised Wells Fargo Line of Credit and mortgage loans payable:

	March 31, 2019	December 31, 2018
Line of credit	$79,419	$84,619
Deduct: Deferred financing costs, less accumulated amortization	(508)	(573)
Line of credit, net	$78,911	$84,046

Mortgage loans payable	$34,387	$34,450
Deduct: Deferred financing costs, less accumulated amortization	(381)	(395)
Mortgage loans payable, net	$34,006	$34,055

Aggregate future principal payments due on the Revised Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2019 are as follows:

Year	Amount
Remainder of 2019	$191
2020	262
2021	79,792
2022	396
2023	12,054
Thereafter	21,111
Total	$113,806

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of March 31, 2019 not to be sufficiently probable to warrant recognition of a performance component as of March 31, 2019 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended March 31,
	2019	2018
Fixed component	$371	$279
Performance component	—	—
	$371	$279

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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

For the three months ended March 31, 2019 and 2018, RREEF America incurred $73 and $82 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2019 and December 31, 2018, the Company had a payable to RREEF America of $137 and $73, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company reimbursed RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. The Company reimbursed RREEF America $228 for Deferred O&O for the three months ended March 31, 2018.

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America reached $9,200. As of December 31, 2015, the Company had incurred a total of $9,200 in Expense Payments in addition to the $4,618 of Deferred O&O noted above. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
In accordance with the Expense Support Agreement, the Company was to reimburse RREEF America $250 per quarter (the "Quarterly Reimbursement"), representing a non-interest bearing note due to RREEF America ("Note to Affiliate") which was subject to the imputation of interest. In accordance therewith, on January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,862 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

Company has reached $500,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended March 31, 2019 and 2018, the Company amortized $37 and $36, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on March 7, 2019. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of March 31, 2019 and December 31, 2018, the Company has accrued $92 and $86, respectively, in Trailing Fees currently payable to the Dealer Manager, and $3,415 and $3,107, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2019 and 2018, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $90 and $33, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2019 and 2018, the Dealer Manager incurred $53 and $103, respectively, in such costs on behalf of the Company. As of March 31, 2019 and December 31, 2018, the Company had payable to the Dealer Manager $382 and $329, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering. For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2019, estimated accrued Trailing Fees payable in the future of $635.

As of March 31, 2019, in the Follow-On Public Offering, the Company raised $80,940 in gross proceeds and incurred total organization and offering costs of $7,865, including estimated accrued Trailing Fees payable in the future of $2,781.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2019, total operating expenses of the Company were $3,866 which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	March 31, 2019	December 31, 2018
Reimbursable under the Advisory Agreement	$137	$73
Reimbursable under the Dealer Manager Agreement	382	329
Advisory fees	132	697
Accrued Trailing Fees	3,507	3,193
Due to affiliates	$4,158	$4,292

Note to Affiliate	$8,950	$8,950
Unamortized discount	(1,328)	(1,365)
Note to Affiliate, net of unamortized discount	$7,622	$7,585

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
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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

In the event that any stockholder fails to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, the Company may redeem all of the shares held by that stockholder at the redemption price per share in effect on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

During the three months ended March 31, 2019 and 2018, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the line of credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2019	Shares	Weighted Average Share Price	Amount
Class A	68,408	$14.19	$971
Class I	43,806	14.16	620
Class T	9,363	14.25	133

Three Months Ended March 31, 2018	Shares	Weighted Average Share Price	Amount
Class A	64,468	$13.72	$885
Class I	53,455	13.82	738
Class T	—	—	—

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
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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

Equity-Based Compensation

The Company has in place an incentive compensation plan and an independent directors compensation plan (the “Compensation Plans”). The Compensation Plans were created to attract, retain and compensate highly-qualified individuals, who are not employees of RREEF Property Trust, Inc. or any of its subsidiaries or affiliates, for service as members of the board by providing them with competitive compensation. The Compensation Plans provide for 5,000 shares of restricted stock to be reserved for issuance to each of the Company's independent directors once the Company has issued 12,500,000 shares of its common stock in the aggregate from its Offerings.

On March 29, 2019, pursuant to the Company having met the issued share requirement, the Company granted 5,000 shares of restricted Class I common stock to each of the Company's independent directors for a total of 20,000 shares (the "Initial Stock Awards"). The Initial Stock Awards shall vest and become non-forfeitable in three equal annual installments on each of the first three anniversaries of the grant date with the exception of one independent director whose Initial Stock Award vested immediately upon grant. The fair value of the Initial Stock Awards is determined using the Company’s Class I Share price on the date of grant, which was $14.34. The Company has elected to account for any forfeitures of restricted stock awards as they occur. As of March 31, 2019, 15,000 Class I Shares from the Initial Stock Awards were unvested.

In connection with the Initial Stock Awards, the Company recorded compensation expense of $72 for the three months ended March 31, 2019, which is included in general and administrative expenses on the accompanying consolidated statements of operations. As of March 31, 2019, total unrecognized compensation expense related to the unvested Initial Stock Awards was $215, which will be recognized ratably over the remaining vesting period.

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share of Class A, Class I and Class T common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards are anti-dilutive, and therefore are ignored in the diluted net income per share calculation for the three months ended March 31, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each of the Company’s Class A, Class I and Class T common stock.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2019
	Class A	Class I	Class T
Basic and diluted net income per share:
Allocation of net income before performance fee	$545	$960	$99
Allocation of performance fees	—	—	—
Total numerator	$545	$960	$99
Denominator - weighted average number of common shares outstanding	3,592,146	6,330,885	649,621
Basic and diluted net income per share:	$0.15	$0.15	$0.15

	Three Months Ended March 31, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(566)	$(686)	$(12)
Allocation of performance fees	—	—	—
Total numerator	$(566)	$(686)	$(12)
Denominator - weighted average number of common shares outstanding	3,686,669	4,467,002	79,305
Basic and diluted net loss per share:	$(0.15)	$(0.15)	$(0.15)
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
Shown below are details of the Company's distributions.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00189004
Distributions paid or payable in cash	$1,000	$781
Distributions reinvested	841	619
Distributions declared	$1,841	$1,400
Class A Shares issued upon reinvestment	22,405	22,714
Class I Shares issued upon reinvestment	34,329	21,479
Class T Shares issued upon reinvestment	2,250	678
Shown below are details by share class of the Company's distributions.

	Three Months Ended
	March 31, 2019	March 31, 2018
Class A	$588	$593
Class I	1,147	794
Class T	106	13
Distributions declared	$1,841	$1,400

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $5 and $7 for the three months ended March 31, 2019 and 2018, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

NOTE 13 — SEGMENT INFORMATION

For the three months ended March 31, 2019 and 2018, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2019 and December 31, 2018 and net income (loss) for the three months ended March 31, 2019 and 2018.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2019	$200,553	$17,200	$217,753

Reconciliation to total assets of March 31, 2019
Carrying value per reportable segments			$217,753
Corporate level assets			13,701
Total assets			$231,454

Carrying value as of December 31, 2018	$202,257	$14,735	$216,992

Reconciliation to total assets of December 31, 2018
Carrying value per reportable segments			$216,992
Corporate level assets			9,207
Total assets			$226,199

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2019	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$5,765	$—	$5,765
Investment income on marketable securities	—	151	151
Total revenues	5,765	151	5,916
Segment operating expenses	1,882	8	1,890
Net realized gain (loss) upon sale of marketable securities	—	119	119
Net unrealized change in fair value of investment in marketable securities	—	2,166	2,166
Operating income - segments	$3,883	$2,428	$6,311

Three Months Ended March 31, 2018
Property related income	$4,503	$—	$4,503
Investment income on marketable securities	—	89	89
Total revenues	4,503	89	4,592
Segment operating expenses	1,412	11	1,423
Net realized gain (loss) upon sale of marketable securities	—	(253)	(253)
Net unrealized change in fair value of investment in marketable securities	—	(501)	(501)
Operating income (loss) - segments	$3,091	$(676)	$2,415

		Three Months Ended March 31,
Reconciliation to net income (loss)		2019	2018
Operating income - segments		$6,311	$2,415
General and administrative expenses		(564)	(500)
Advisory expenses		(371)	(279)
Depreciation		(1,310)	(1,089)
Amortization		(1,169)	(907)
Operating income (loss)		2,897	(360)
Interest expense		(1,293)	(904)
Net income (loss)		$1,604	$(1,264)

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
March 31, 2019
(Unaudited)
(in thousands, except share and per share data)

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

NOTE 16 — SUBSEQUENT EVENTS

On April 2, 2019, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00195924 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from April 1, 2019 through June 30, 2019. As of April 1, 2019, there were no Class D Shares or Class N Shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2018. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX and ZRPTTX for our Class A shares, Class I shares and Class T shares, respectively.

All dollar amounts included in this Quarterly Report on Form 10-Q are presented in thousands, except for per share data.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our initial public offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356) under which we offered up to $2,500,000 of shares of our common stock in any combination of Class A and Class I shares, which we refer to as the initial offering. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Our initial offering terminated on July 1, 2016. We raised a total of $102,831 in proceeds from our initial offering.

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share, or our Class D shares. On January 20, 2016, we commenced a private offering of up to a maximum of $350,000 in Class D shares.

On July 12, 2016, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-208751) for our follow-on public offering for up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering includes up to $2,100,000 in shares in our primary offering and up to $200,000 in shares in our distribution reinvestment plan. Class T shares contain a conversion feature whereby upon the occurrence of a specified event (generally related to a Class T stockholder's account having incurred a maximum of 8.5% of underwriting compensation), Class T shares owned in a stockholder's account will automatically convert to Class N shares.

We have engaged DWS Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our follow-on offering pursuant to our dealer manager agreement. Our initial offering and our follow-on offering are each referred to as an offering.

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2019, we owned twelve properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of March 31, 2019, our weighted average remaining lease term for active leases was 5.0 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2019:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza(2)	Anaheim, CA	73,892	4	60.5
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	9	90.8
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Retail Total		219,681	18	98.1
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Industrial Total		549,829	5	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,239,641	32/138	95.9%

(1) Leased percentage is based on executed leases as of March 31, 2019, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.
(2) Includes one lease for 8,000 square feet that was executed in October 2018 and which is anticipated to commence in second quarter 2019 upon completion of specified improvements.
(3) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease to Chase Bank.

Real Estate Equity Securities Portfolio

As of March 31, 2019, our real estate equity securities portfolio consisted of publicly-traded common stock of 39 REITs with a value of $17,200. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2019:

As of March 31, 2019, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Simon Property Group, Inc.	6.4%
Equity Residential	5.6
Equinix, Inc.	5.5
Prologis, Inc.	5.3
Welltower, Inc.	4.3
Alexandria Real Estate Equities, Inc.	4.3
Extra Space Storage, Inc.	4.3
Essex Property Trust, Inc.	4.2
Equity Lifestyle Properties	3.9
Mid-America Apartment Communities, Inc.	3.5
Total	47.3%

Market Outlook

U.S. real estate continues to perform well. Core unlevered total returns, as measured by the National Council of Real Estate Investment Fiduciaries (NCREIF) Property Index (NPI), ticked up to 6.8% on a trailing four-quarter basis in the first quarter of 2019. The performance was somewhat uneven: industrial boomed while malls and a handful of apartment and office markets struggled. But overall, we believe the combination of low vacancy rates, balanced supply and demand, strong rent growth, and stable (to modestly lower) cap rates continued to support investment returns.

In our view, the outlook for U.S. real estate remains upbeat. Although economic growth at the roughly 3% annualized pace set in the first quarter, as reported by the Bureau of Economic Analysis, may not be sustained, we believe that the Federal Reserve’s shelving of interest-rate hikes have dampened near-term risks. Meanwhile, new supply appears to have peaked amid acute skilled-labor shortages reported by the Bureau of Labor Statistics as of March 2019, allowing vacancies to remain anchored near today’s historically low levels, according to NCREIF in March 2019. Financial markets are volatile, but in our view, lower interest rates and a rebound in equity and debt markets (including listed REITs and commercial mortgage backed securities), if sustained, could bolster capital flows into real estate, keeping capitalization rates steady.

There are looming medium-term risks. We believe that among the greatest of such risks is that leading indicators such as the yield curve point to a rising probability of recession in two or three years, a scenario that could undermine occupational and investor demand for property. But, in our view, while real estate is not impervious to the economy, it should prove resilient thanks to a moderate supply pipeline (per CBRE Economic Analysis), reasonable valuations relative to interest rates (per NCREIF), and manageable debt burdens (per the Federal Reserve). Timing the cycle precisely is difficult, but in our view, given these initial conditions, real estate should hold up well relative to stocks and bonds over a five-year horizon, particularly on a risk-adjusted basis.

Results of Operations

Through March 31, 2019, we have acquired twelve properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

We review our stabilized operating results, measured by contractual rental revenue, including tenant reimbursement income, less property operating expenses, which we refer to as net operating income, for properties that we owned for the entirety of both the current and prior year reporting periods, which we refer to as “same-store” properties. We believe that net operating income, a non-GAAP financial measure, in combination with net loss and cash flows from operating activities, as defined by GAAP, is a useful supplemental performance measure that helps us evaluate our operating performance. We believe this metric is useful to our stockholders and other users of our reports because it provides additional information regarding our property acquisitions and their impact on our portfolio. Net operating income should not be considered as an alternative to net income or loss or to cash flows from operating activities (both as defined by GAAP) as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Three Months Ended March 31, 2019 and 2018

The following table illustrates the changes in lease revenues, property operating expenses, and net operating income for the three months ended March 31, 2019 and 2018. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2018, which for the three months ended March 31, 2019 and 2018 are Miami Industrial and Elston Plaza. For purposes of comparative analysis, the table below reconciles the net operating income to net income or loss determined in accordance with GAAP for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	Change
Lease revenue
Lease revenue - same-store portfolio	$4,245	$5,014	$(769)
Lease revenue - non-same-store portfolio	1,143	—	1,143
Total lease revenue	5,388	5,014	374

Property operating expenses
Same-store portfolio	1,457	1,412	45
Non-same-store portfolio	425	—	425
Total property operating expenses	1,882	1,412	470

Net operating income
Same-store portfolio	2,788	3,602	(814)
Non-same-store portfolio	718	—	718
Total net operating income	3,506	3,602	(96)

Adjustments to lease revenue
Straight-line revenue	208	(556)	764
Above- and below-market lease amortization, net	195	71	124
Lease incentive amortization	(26)	(26)	—
Depreciation	(1,310)	(1,089)	(221)
Amortization	(1,169)	(907)	(262)
General and administrative expenses	(572)	(511)	(61)
Advisory fees	(371)	(279)	(92)
Interest expense	(1,293)	(904)	(389)

Marketable securities
Investment income on marketable securities	151	89	62
Net realized gain (loss) on marketable securities	119	(253)	372
Net unrealized change in fair value of marketable securities	2,166	(501)	2,667
Net income (loss)	$1,604	$(1,264)	$2,868

Property Operations

Our total lease revenue and total property operating expenses for the three months ended March 31, 2019 increased compared to those for the three months ended March 31, 2018 primarily due to the acquisition of

Miami Industrial and Elston Plaza during the year ended December 31, 2018. Our total same-store net operating income for the three months ended March 31, 2019 and 2018 reflects eight of the twelve properties in the portfolio. Lease revenue for the three months ended March 31, 2019 decreased from the same period in 2018 primarily due to one-time income of $742 related to the modification of the lease with Gateway One Lending and Finance at our Anaheim Hills Office Plaza property. The $742 was collected in February 2018 but was recognized under GAAP on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. The lease with Gateway One Lending and Finance naturally expired on January 31, 2019, additionally contributing to lower lease revenue in the 2019 period compared to the 2018 period. The decreases related to Gateway One Lending and Finance were partially offset by higher lease revenues from certain leases renewed at higher rental rates as well as leases with contractually stepped up rents.

Same-store property operating expenses for the three months ended March 31, 2019 increased slightly from the same period in 2018 primarily due to increased real estate taxes at Commerce Corner, increased snow removal expenses at Commerce Corner, Loudoun Gateway, and Wallingford Plaza, and higher fire and life safety costs at Commerce Corner.

Straight-Line Revenue

The change in the straight-line revenue for the three months ended March 31, 2019 compared to the 2018 period was due to the aforementioned $742 of lease modification income received from Gateway One Lending and Finance in February 2018 which was recognized on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019.

Lease Intangible Amortization

During the three months ended March 31, 2019, the net amount of above- and below-market lease amortization is higher than the same period in 2018 primarily due to the acquisitions of Miami Industrial and Elston Plaza. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2019 period as a result of the acquisitions of Miami Industrial and Elston Plaza.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees, professional fees and independent director compensation. The amount for the three months ended March 31, 2019 increased from the same period in 2018 primarily due to the grant of Class I shares to our independent directors, a portion of which vested immediately upon grant, resulting in share-based compensation expense of $72 for the three months ended March 31, 2019.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended March 31, 2019 and 2018, the advisory fee was comprised solely of the fixed component. The fixed component of the advisory fee was higher in the 2019 period compared to the 2018 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. No performance component of the advisory fee was recognized in accordance with GAAP for the three months ended March 31, 2019 and 2018.

Interest Expense

The increase in interest expense for the three months ended March 31, 2019 over the same period in 2018 was primarily due to a greater weighted average outstanding aggregate loan balance and higher LIBOR rates. The weighted average outstanding aggregate balances on our line of credit were approximately $82,900 and $62,600 for the three months ended March 31, 2019 and 2018, respectively. In addition, on December 6, 2018, we originated a $6,950 loan on Wallingford Plaza with a fixed interest rate of 4.56%, thereby increasing the amount of, and the average interest rate of, our property-specific fixed rate loans. The 1-month LIBOR rate increased approximately 60 basis points in the past 12 months which increased the interest expense on the Wells Fargo line of credit. The all-in interest rate on the Wells Fargo line of credit averaged approximately 4.1% and 3.4% for the three months ended March 31, 2019 and 2018, respectively. The overall increase in interest expense was partially offset by decreased amortization of loan financing costs and line of credit fees. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The increase in investment income for the three months ended March 31, 2019 compared to the 2018 period is primarily due to the larger investment basis as we made additional investments into our securities portfolio at various times during 2018. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our marketable securities portfolio exhibited strong performance during the first quarter of 2019, riding the upward trend in the equities markets generally, leading to net realized and unrealized gains for the three months ended March 31, 2019.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2019:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Investments in real estate (1)	$251,900	$22.56	$22.70	$22.61
Investments in real estate equity securities (2)	17,200	1.54	1.55	1.54
Other assets, net	9,494	0.84	0.86	0.86
Line of credit	(79,419)	(7.11)	(7.16)	(7.13)
Mortgage loans payable	(34,387)	(3.08)	(3.10)	(3.09)
Other liabilities, net	(5,695)	(0.51)	(0.51)	(0.52)
Net asset value	$159,093	$14.24	$14.34	$14.27
Note: No Class D or Class N shares were outstanding as of March 31, 2019.

(1)	The value of our investments in real estate was approximately 12.9% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 15.1% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2019.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share
Total stockholders' equity	$87,465	$7.83	$7.88	$7.84
Plus:
Unrealized gain on real estate investments	28,735	2.57	2.59	2.58
Accumulated depreciation	17,503	1.57	1.58	1.57
Accumulated amortization	17,593	1.58	1.59	1.58
Deferred costs and expenses, net	10,141	0.90	0.91	0.91
Less:
Deferred rent receivable	(2,344)	(0.21)	(0.21)	(0.21)
Net asset value	$159,093	$14.24	$14.34	$14.27
Note: No Class D or Class N shares were outstanding as of March 31, 2019.

With respect to the unrealized gain on real estate investments reflected above, as of March 31, 2019, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of March 31, 2019. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.37%	6.60%
Retail properties	6.50%	6.09%
Industrial properties	6.18%	5.61%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.9% and 2.0%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of March 31, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.2%, 2.4% and 3.0%, respectively.

The deferred costs and expenses of $10,141 includes amounts that are initially excluded from the NAV calculation. This includes $7,427 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of March 31, 2019 were recorded as assets and as such have no impact on our NAV as of March 31, 2019, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $3,415 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of certain offering costs.

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

The following unaudited table presents a reconciliation of net loss to FFO, FFO as adjusted, and MFFO.

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,604	$(1,264)

Real estate related depreciation	1,310	1,089
Real estate related amortization	1,169	907
NAREIT defined FFO	4,083	732
Net unrealized change in fair value of investments in marketable securities	(2,166)	501
FFO as adjusted	1,917	1,233

Additional adjustments:
Straight line rents, net	(208)	556
Amortization of above- and below-market lease intangibles, net	(195)	(71)
Amortization of lease incentive	26	26
IPA defined MFFO	$1,540	$1,744

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

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option becomes exercisable in November 2020. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2019, our maximum borrowing capacity was $100,000, our outstanding balance was $79,419 and our weighted average interest rate was 4.09%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2019, we were in compliance with all covenants.

On March 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500 secured, fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide. The Nationwide loan is secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia. The interest rate for the Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Nationwide loan is March 1, 2026 with no extension options. The Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500 were applied to our initial Wells Fargo line of credit that was originated in March 2015. Prior to closing of the Nationwide loan, The Flats at Carrs Hill served as additional collateral under the initial Wells Fargo line of credit.

On December 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000 obtained from Hartford were used to repay outstanding balances under the initial Wells Fargo line of credit, thereby releasing Commerce Corner from the initial Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years and no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.  The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium, which is (a) equal to a yield maintenance calculation for prepayments occurring from the beginning of the 19th month of the term up to and including the 60th month of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 61 through 72 of the term. The Hartford Loan is prepayable at par during the last twelve months of the term. Additionally, the Hartford Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Hartford's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Hartford Loan.

On December 6, 2018, we, through an an indirect wholly owned subsidiary as borrower, entered into a credit agreement with Transamerica Premier Life Insurance Company, or Transamerica. Proceeds of $6,950 net of transaction costs, obtained from the Transamerica loan were used to repay outstanding balances under the revised Wells Fargo line of credit, thereby releasing Wallingford Plaza from the revised Wells Fargo line of credit. The Transamerica loan is a secured, fully non-recourse loan with a term of ten years with no extension options. The Transamerica loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The Transamerica loan permits voluntary prepayment of the full amount of the Transamerica loan at any time subject to payment of the applicable prepayment premium, which is equal to a yield maintenance calculation for prepayments occurring from the beginning the term up to 90 days before the maturity date. The Transamerica loan is prepayable at par during the last ninety days of the term. Additionally, the Transamerica loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Transamerica’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Transamerica loan.

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, RREEF America agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf and which we refer to as the Deferred O&O. These costs amounted to $4,618. The total of the Deferred O&O was reimbursed to RREEF America on a pro rata basis over a 60-month period that began January 3, 2014 and with the final payment being made in December 2018.

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2019, we owed $137 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. As of December 31, 2015, our advisor had incurred $9,200 in expense payments, which was the maximum amount of expense payments allowed under the expense support agreement.

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2019, we raised $183,699 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $8,950 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2019, our total operating expenses (as defined in our charter) were $3,866, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,975 in organization and offering costs and $5,229 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of March 31, 2019 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2019 and 2018 was $789 and $1,320, respectively. The decrease in cash flow from operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily due to a one-time payment for partial termination of a lease in the 2018 period offset by the net of increased operating cash flows from our 2018 acquisitions and higher interest expense in the 2019 period. In the 2018 period, we received a payment from Gateway One Lending and Finance for the buyout of a portion of their lease at Anaheim Hills Office Plaza, which increased cash flow provided by operating activities in the 2018 period by $695. Further, the remaining portion of the Gateway One Lending and Finance lease naturally expired on January 31, 2019, additionally contributing to less operating cash flows in the 2019 period. The operating cash flows in the 2019 period were enhanced by our 2018 acquisitions of Miami Industrial and Elston Plaza, offset by higher debt service costs as a result of higher average outstanding debt balances. Cash interest expense was $310 greater for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cash flow used in investing activities during the three months ended March 31, 2019 and 2018 was $553 and $1,587, respectively. During the 2019 period, we paid approximately $415 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvements of only $9 in the 2018 period. During the 2018 period, we invested an additional $1,500 into our real estate securities portfolio; we made no new investments into our securities portfolio in the 2019 period.

Cash flow provided by financing activities was $3,552 for the three months ended March 31, 2019. We received proceeds of $11,909 in our offerings and paid $522 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2019 were $983. Of the total distributions declared for the three months ended March 31, 2019, $841was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2019 that resulted in payments by us of $1,589, after deductions for any applicable 2% short-term trading discounts. We also borrowed $900 from our Wells Fargo line of credit and made repayments of $6,100 against our outstanding balance on the Wells Fargo line of credit with excess capital raised. Additionally, we made principal payments on the Hartford Loan of $63 which required monthly principal payments beginning in January 2019.

Cash flow provided by financing activities was $658 for the three months ended March 31, 2018. We received proceeds of $4,905 in our offerings and paid $661 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2018 were $1,389. Of the total distributions declared for the three months ended March 31, 2018, $619 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2018 that resulted in payments by us of $1,623, after deductions for any applicable 2% short-term trading discounts. We also made net repayments of $700 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and, in relation thereto, paid $493 in financing costs.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I and Class T common stock outstanding. Shown below are details of the distributions:

	Three Months Ended March 31,
	2019	2018
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00189004
Distributions paid or payable in cash	$1,000	$781
Distributions reinvested	841	619
Distributions declared	$1,841	$1,400

Net Cash Provided by Operating Activities:	$789	$1,320

Funds From Operations:	$4,083	732

For the three months ended March 31, 2019, our distributions were covered 42.9% by cash flow from operations, 48.9% by borrowings and 8.2% by offering proceeds. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under "Funds from Operations and Modified Funds from Operations," we adopted ASU 2016-01 effective January 1, 2018 which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized change in fair value of our investments in marketable securities. For each of the three month periods ended March 31, 2019 and 2018, the net unrealized change in fair value of our investments in marketable securities was $2,166 and $(501), respectively. Without this net unrealized change in fair value, our FFO for each of the three month periods ended March 31, 2019 and 2018 would have been $1,917 and $1,233, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three months ended March 31, 2019 and 2018.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the most recent quarterly report on Form 10-Q. For the three months ended March 31, 2019, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, Summary of Significant Accounting Policies, to this quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of March 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2019, we had $79,419 outstanding under our Wells Fargo line of credit bearing interest at approximately 4.1%, representing approximately a 48.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $397 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2019, we owned marketable securities with a value of $17,200. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2019 would result in a change of $1,720 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2019, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On March 29, 2019, each of our then-current independent directors received a grant of 5,000 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

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

The following tables set forth information regarding our redemption of shares of our common stock by share class. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2019	Shares	Weighted Average Share Price
Class A	68,408	$14.19
Class I	43,806	14.16
Class T	9,363	14.25

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of March 31, 2019, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2019	58,039	$14.15	58,039	(1)
February 1 - February 28, 2019	41,706	$14.21	41,706	(1)
March 1 - March 31, 2019	21,832	$14.23	21,832	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
RREEF Property Trust, Inc. Second Amended and Restated Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 18 to the Registration Statement on Form S-11 filed March 15, 2019.

10.2
Form of Independent Directors Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 18 to the Registration Statement on Form S-11 filed March 15, 2019.

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

Date: May 14, 2019