Form 10-Q
period 2019-06-30
RREEF Property Trust, Inc.
filed 2019-08-09
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 7, 2019, the registrant had 3,755,900 shares of Class A common stock, $.01 par value, outstanding, 7,813,808 shares of Class I common stock, $.01 par value, outstanding, 832,912 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, and no shares of Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate assets:
Land	$64,426	$64,426
Buildings and improvements, less accumulated depreciation of $18,508 and $15,901, respectively	106,947	108,585
Furniture, fixtures and equipment, less accumulated depreciation of $331 and $292, respectively	213	229
Acquired intangible lease assets, less accumulated amortization of $21,917 and $19,682, respectively	26,783	29,017
Total investment in real estate assets, net	198,369	202,257
Investment in marketable securities	17,627	14,735
Total investment in real estate assets and marketable securities, net	215,996	216,992
Cash and cash equivalents	2,065	2,002
Restricted cash	376	—
Receivables, net of allowance for doubtful accounts of $6 and $6, respectively	3,861	3,324
Deferred leasing costs, net of amortization of $545 and $373, respectively	2,209	2,340
Prepaid and other assets	1,941	1,541
Total assets	$226,448	$226,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$46,558	$84,046
Mortgage loans payable, net	51,373	34,055
Accounts payable and accrued expenses	2,239	2,041
Due to affiliates	4,593	4,292
Note to affiliate, net of unamortized discount of $1,291 and $1,365, respectively	7,659	7,585
Acquired below market lease intangibles, less accumulated amortization of $3,907 and $3,461, respectively	14,524	14,970
Distributions payable	375	334
Other liabilities	1,252	1,369
Total liabilities	128,573	148,692
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,731,104 and 3,574,584 issued and outstanding, respectively	37	36
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 7,385,408 and 6,132,292 issued and outstanding, respectively	74	61
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 777,658 and 628,863 issued and outstanding, respectively	8	6
Class D common stock, $0.01 par value; 50,000,000 shares authorized; 176,101 and none issued and outstanding, respectively	2	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	138,040	115,025
Deficit	(40,286)	(37,621)
Total stockholders' equity	97,875	77,507
Total liabilities and stockholders' equity	$226,448	$226,199
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Property related income	$5,561	$4,383	$11,326	$8,886
Investment income on marketable securities	150	120	301	209
Total revenues	5,711	4,503	11,627	9,095
Expenses
General and administrative expenses	468	496	1,040	1,007
Property operating expenses	1,723	1,337	3,605	2,749
Advisory fees	561	390	932	669
Depreciation	1,336	1,074	2,646	2,163
Amortization	1,131	906	2,300	1,813
Total operating expenses	5,219	4,203	10,523	8,401
Net realized gain (loss) upon sale of marketable securities	146	(155)	265	(408)
Net unrealized change in fair value of investment in marketable securities	189	981	2,355	480
Operating income	827	1,126	3,724	766
Interest expense	(1,196)	(884)	(2,489)	(1,788)
Net (loss) income	$(369)	$242	$1,235	$(1,022)

Basic and diluted net income (loss) per share of Class A common stock	$(0.03)	$0.03	$0.11	$(0.12)
Basic and diluted net income (loss) per share of Class I common stock	$(0.03)	$0.03	$0.11	$(0.12)
Basic and diluted net income (loss) per share of Class T common stock	$(0.03)	$0.03	$0.11	$(0.12)
Basic and diluted net income (loss) per share of Class D common stock	$(0.02)	$—	$0.13	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	3,574,584	$36	6,132,292	$61	628,863	$6	—	$—	—	$—	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	131,830	1	641,503	7	55,679	1	—	—	—	—	11,913	—	11,922
Issuance of common stock through the distribution reinvestment plan	—	—	22,405	—	34,329	—	2,250	—	—	—	—	—	841	—	841
Redemption of common stock	—	—	(68,408)	(1)	(43,806)	—	(9,363)	—	—	—	—	—	(1,723)	—	(1,724)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—		(1,841)	(1,841)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(916)	—	(916)
Equity based compensation	—	—	—	—	5,042	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,604	1,604
Balance, March 31, 2019	—	$—	3,660,411	$36	6,769,360	$68	677,429	$7	—	$—	—	$—	$125,212	$(37,858)	$87,465
Issuance of common stock	—	—	114,470	1	592,305	6	100,827	1	176,101	2	—	—	14,185	—	14,195
Issuance of common stock through the distribution reinvestment plan	—	—	23,894	—	39,949	1	2,736	—	—	—	—	—	953	—	954
Redemption of common stock	—	—	(67,671)	—	(17,720)	(1)	(3,334)	—	—	—	—	—	(1,262)	—	(1,263)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,059)	(2,059)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,070)	—	(1,070)
Equity based compensation	—	—	—	—	1,514	—	—	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2019	—	$—	3,731,104	$37	7,385,408	$74	777,658	$8	176,101	$2	—	$—	$138,040	$(40,286)	$97,875

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$37	4,352,050	$44	71,316	$1	—	$—	—	$—	$86,813	$(28,290)	$736	$59,341
Cumulative effect adjustment for change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	736	(736)	—
Balance January 1, 2018, as adjusted			3,666,927	37	4,352,050	44	71,316	1	—	—	—	—	86,813	(27,554)	—	59,341
Issuance of common stock	—	—	55,887	1	273,546	2	19,256	—	—	—	—	—	4,840	—	—	4,843
Issuance of common stock through the distribution reinvestment plan	—	—	22,714	—	21,479	—	678	—	—	—	—	—	619	—	—	619
Redemption of common stock	—	—	(64,468)	(1)	(53,455)	—	—	—	—	—	—	—	(1,622)	—	—	(1,623)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400)	—	(1,400)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(622)	—	—	(622)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,264)	—	(1,264)
Balance, March 31, 2018	—	$—	3,681,060	$37	4,593,620	$46	91,250	$1	—	$—	—	$—	$90,028	$(30,218)	$—	$59,894
Issuance of common stock	—	—	102,652	1	405,944	5	140,238	1	—	—	—	—	9,175	—	—	9,182
Issuance of common stock through the distribution reinvestment plan	—	—	22,901	—	23,520	—	976	—	—	—	—	—	662	—	—	662
Redemption of common stock	—	—	(74,710)	(1)	(64,144)	(1)	—	—	—	—	—	—	(1,926)	—	—	(1,928)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,493)	—	(1,493)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	—	—	(1,227)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	242	—	242
Balance, June 30, 2018	—	$—	3,731,903	$37	4,958,940	$50	232,464	$2	—	$—	—	$—	$96,712	$(31,469)	$—	$65,332

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,235	$(1,022)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,646	2,163
Net realized (gain) loss upon sale of marketable securities	(265)	408
Net unrealized change in fair value of marketable securities	(2,355)	(480)
Share based compensation	94	—
Amortization of intangible lease assets and liabilities	1,961	1,723
Amortization of deferred financing costs	160	151
Allowance for doubtful accounts	—	9
Straight line rent	(421)	311
Amortization of discount on note to affiliate	74	72
Changes in assets and liabilities:
Receivables	(162)	108
Deferred leasing costs	(111)	(343)
Prepaid and other assets	(154)	(144)
Accounts payable and accrued expenses	407	108
Other liabilities	(197)	(175)
Due to affiliates	(419)	(540)
Net cash provided by operating activities	2,493	2,349
Cash flows from investing activities:
Improvements to real estate assets	(1,181)	(39)
Deposit for acquisition of investment in real estate	—	(500)
Investment in marketable securities	(10,325)	(14,762)
Proceeds from sale of marketable securities	10,037	10,783
Net cash used in investing activities	(1,469)	(4,518)
Cash flows from financing activities:
Proceeds from line of credit	2,200	—
Repayment of line of credit	(39,819)	(4,600)
Proceeds from mortgage loans payable	17,600	—
Repayment of mortgage loans payable	(126)	—
Proceeds from issuance of common stock	26,192	13,918
Payment of financing costs	(185)	(493)
Payment of offering costs	(1,434)	(1,778)
Distributions to investors	(2,064)	(1,593)
Redemption of common stock	(2,949)	(3,550)
Net cash (used in) provided by financing activities	(585)	1,904
Net increase in cash and cash equivalents	439	(265)
Cash and cash equivalents and restricted cash, beginning of period	2,002	2,442
Cash and cash equivalents and restricted cash, end of period	$2,441	$2,177

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2019	2018
Distributions declared and unpaid	$375	$277
Common stock issued through the distribution reinvestment plan	1,794	1,281
Purchases of marketable securities not yet paid	118	407
Proceeds from sale of marketable securities not yet received	117	346
Proceeds from issuance of common stock not yet received	24	328
Accrued offering costs not yet paid	1,199	1,206
Capital expenditures not yet paid	62	—
Deferred leasing cost not yet paid	36	—
Redemptions of common stock not yet paid	38	—
Supplemental Cash Flow Disclosures:
Interest paid	$2,226	$1,525

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

On June 28, 2019, the Company filed a registration statement on Form S-11 (File No. 333-232425) for the Company's second follow-on offering. This registration statement is not yet effective.

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2019 except for the adoption of Accounting Standards Updates ("ASU") noted below in Note 2. The interim financial data as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of a particular offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2019 and December 31, 2018, the Company has accrued $3,696 and $3,107, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. As of June 30, 2019, the Company has assessed all of its future lease payments to be at least probable.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, in March and May 2019, the Company granted shares of its Class I common stock to its independent directors (see Note 9), which qualify as participating securities.

Concentration of Credit Risk

As of June 30, 2019 and December 31, 2018, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Cash and Cash Equivalents

For purposes of the presentation of the accompanying consolidated financial statements, all unrestricted short-term investments purchased with an initial maturity of three months or less are considered to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. The combined cash balances at each institution periodically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes the risk is not significant.

Restricted Cash

All cash amounts that are considered restricted in nature are classified as such on the consolidated balance sheets. Restricted cash is comprised of lender escrows and deposits on future financings.

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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
The fair value of the Company's lines of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $47,000 and $84,619 at June 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $51,872 and $33,560 as of June 30, 2019 and December 31, 2018, respectively. If the valuation of the Company's properties as of June 30, 2019 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $3,800 and $2,900 as of June 30, 2019 and December 31, 2018, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate properties during the six months ended June 30, 2019 and 2018.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2019, the Company owned four office properties (including one medical office property), three retail properties and four industrial properties with a total of thirty-one tenants, and one student housing property with 316 beds. As of June 30, 2018, the Company owned four office properties (including one medical office property), two retail properties and one industrial property with a total of nineteen tenants, and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lease revenue [1]	$5,178	$4,093	$10,566	$9,106
Straight-line revenue	214	245	421	(311)
Above- and below-market lease amortization, net	195	71	390	142
Lease incentive amortization	(26)	(26)	(51)	(51)
Property related income	$5,561	$4,383	$11,326	$8,886
[1]Lease revenue includes $836 and $541 of variable income from tenant reimbursements for the three months ended June 30, 2019 and 2018, respectively and $1,793 and $1,219 of variable income from tenant reimbursements for the six months ended June 30, 2019 and 2018, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of June 30, 2019 are as follows:

Six Months Ended June 30, 2019	Future Minimum Rent
2019	$8,849
2020	16,848
2021	13,629
2022	12,004
2023	8,675
Thereafter	36,488
$96,493
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Elston Plaza, Chicago, IL	14.5%	14.4%
Flats at Carrs Hill, Athens, GA	14.5	14.1
Loudoun Gateway, Sterling, VA	12.8	13.5
Allied Drive, Dedham, MA	12.8	12.8
Terra Nova Plaza, Chula Vista, CA	10.0	10.0
Total	64.6%	64.8%

	Percent of property related income
Tenant	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Orbital ATK Inc. - Loudoun Gateway	12.8%	13.5%
New England Baptist Hospital - Allied Drive	11.4	11.4
Total	24.2%	24.9%

	Percent of property related income
Property	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Flats at Carrs Hill, Athens, GA	17.2%	17.0%
Loudoun Gateway, Sterling, VA	16.8	17.0
Allied Drive, Dedham, MA	15.7	16.6
Anaheim Hills Office Plaza, Anaheim, CA	13.2	12.9
Terra Nova Plaza, Chula Vista, CA	12.6	12.4
Commerce Corner, Logan Township, NJ	10.3	10.4
Total	85.8%	86.3%

	Percent of property related income
Tenant	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Orbital ATK Inc. - Loudoun Gateway	16.8%	17.0%
New England Baptist Hospital - Allied Drive	13.3	14.0
Total	30.1%	31.0%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2019	June 30, 2018
Orbital ATK Inc. - Loudoun Gateway	16.8%	19.9%
New England Baptist Hospital - Allied Drive	9.5	11.1
Total	26.3%	31.0%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date. All marketable securities held as of December 31, 2018 were available-for-sale securities and none were considered impaired on an other-than-temporary basis.

	June 30, 2019	December 31, 2018
Marketable securities—cost	$15,183	$14,646
Unrealized gains	2,465	676
Unrealized losses	(21)	(587)
Net unrealized gain	2,444	89
Marketable securities—fair value	$17,627	$14,735

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2019 and 2018, marketable securities sold generated proceeds of $4,395 and $7,055, respectively, resulting in gross realized gains of $203 and $132, respectively, and gross realized losses of $57 and $287, respectively. During the six months ended June 30, 2019 and 2018, marketable securities sold generated proceeds of $10,063 and $11,055, respectively, resulting in gross realized gains of $469 and $211, respectively, and gross realized losses of $204 and $619, respectively.

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

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of June 30, 2019, the outstanding balance under the Revised Wells Fargo Line of Credit was $47,000

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

and the weighted average interest rate was 4.02%. As of December 31, 2018, the outstanding balance was $84,619 and the weighted average interest rate was 4.07%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2019, the Company's maximum borrowing capacity was $81,883.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2019.

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

Transamerica Life Insurance Loan

On December 6, 2018, RPT Wallingford Plaza, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Transamerica Premier Life Insurance Company (the "Transamerica Loan"). Proceeds of $6,950, net of transaction costs, obtained from the Transamerica Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Wallingford Plaza from the Revised Wells Fargo Line of Credit. The Transamerica Loan is a secured, fully non-recourse loan maturing after ten years on January 1, 2029 with no extension options. The Transamerica Loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

State Farm Life Insurance Loan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

On June 11, 2019, RPT Elston Plaza, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with State Farm Life Insurance Company (the "State Farm Loan"). Proceeds of $17,600 obtained from the State Farm Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Elston Plaza from the Revised Wells Fargo Line of Credit. The State Farm Loan is a secured, fully non-recourse loan maturing after seven years on July 1, 2026 with no extension options. The State Farm Loan carries a fixed interest rate of 3.89% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule.

The following is a reconciliation of the carrying amount of the Revised Wells Fargo Line of Credit and mortgage loans payable:

	June 30, 2019	December 31, 2018
Line of credit	$47,000	$84,619
Deduct: Deferred financing costs, less accumulated amortization	(442)	(573)
Line of credit, net	$46,558	$84,046

Mortgage loans payable	$51,924	$34,450
Deduct: Deferred financing costs, less accumulated amortization	(551)	(395)
Mortgage loans payable, net	$51,373	$34,055

Aggregate future principal payments due on the Revised Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2019 are as follows:

Year	Amount
Remainder of 2019	$128
2020	262
2021	47,503
2022	717
2023	12,388
Thereafter	37,926
Total	$98,924

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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

The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of June 30, 2019 to be sufficiently probable to warrant recognition of a performance component as of June 30, 2019 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed component	$411	$300	$782	$579
Performance component	150	90	150	90
	$561	$390	$932	$669

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended June 30, 2019 and 2018, RREEF America incurred $65 and $80 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2019 and 2018, RREEF America incurred $140 and $156 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2019 and December 31, 2018, the Company had a payable to RREEF America of $61 and $73, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company reimbursed RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. The Company reimbursed RREEF America $228 for Deferred O&O for the three months ended June 30, 2018. The Company reimbursed RREEF America $456 for Deferred O&O for the six months ended June 30, 2018.

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended June 30, 2019 and 2018, the Company amortized $37 and $36, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2019 and 2018, the Company amortized $74 and $72, respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on March 7, 2019. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of June 30, 2019 and December 31, 2018, the Company has accrued $96 and $86, respectively, in Trailing Fees currently payable to the Dealer Manager, and $3,696 and $3,107, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2019 and 2018, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $124 and $131, respectively. For the six months ended June 30, 2019 and 2018, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $214 and $164, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended June 30, 2019 and 2018, the Dealer Manager incurred $67 and $111, respectively, in such costs on behalf of the Company. For the six months ended June 30, 2019 and 2018, the Dealer Manager incurred $120 and $221, respectively, in such costs on behalf of the Company. As of June 30, 2019 and December 31, 2018, the Company had payable to the Dealer Manager $450 and $329, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

10% of the gross proceeds from the primary portion of such public offering. For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2019, estimated accrued Trailing Fees payable in the future of $499.

As of June 30, 2019, in the Follow-On Public Offering, the Company raised $93,496 in gross proceeds and incurred total organization and offering costs of $8,942, including estimated accrued Trailing Fees payable in the future of $3,198.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2019, total operating expenses of the Company were $4,007, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	June 30, 2019	December 31, 2018
Reimbursable under the Advisory Agreement	$61	$73
Reimbursable under the Dealer Manager Agreement	450	329
Advisory fees	289	697
Accrued Trailing Fees	3,793	3,193
Due to affiliates	$4,593	$4,292

Note to Affiliate	$8,950	$8,950
Unamortized discount	(1,291)	(1,365)
Note to Affiliate, net of unamortized discount	$7,659	$7,585

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Common Stock	No. of Authorized Shares
Class A Shares	200,000,000
Class I Shares	200,000,000
Class T Shares	250,000,000
Class D Shares	50,000,000
Class N Shares	300,000,000
1,000,000,000

Class A Shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I Shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class T Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

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
June 30, 2019
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

During the three and six months ended June 30, 2019 and 2018, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its public offerings or borrowings on the line of credit. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	67,671	$14.24	$963
Class I	17,720	14.32	253
Class T	3,334	14.27	47
Class D	—	—	—

Six Months Ended June 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	136,079	$14.21	$1,934
Class I	61,526	14.21	873
Class T	12,697	14.26	180
Class D	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	74,710	$13.86	$1,036
Class I	64,144	13.90	892
Class T	—	—	—
Class D	—	—	—

Six Months Ended June 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	139,178	$13.80	$1,920
Class I	117,599	13.86	1,630
Class T	—	—	—
Class D	—	—	—

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

On May 15 2019, pursuant to the new independent director compensation plan, the Company granted $10 of shares of restricted Class I common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s Class I Share price on the date of grant, which was $14.32, which resulted in a total of 2,094 shares granted. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual shareholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

awards were granted prior to 2019.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	15,000	$14.34	—	—
Changes during the period:
Granted	2,094	14.32	22,094	$14.34
Vested	—	—	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	17,094	14.34	17,094	14.34

Amount included in general and administrative expenses	$22		$94

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share for each class of common stock with shares outstanding using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are immaterially dilutive, and therefore are ignored in the diluted net income per share calculation for the three and six months ended June 30, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(70)	$(135)	$(14)	$—
Allocation of performance fees	(46)	(96)	(8)	—
Total numerator	$(116)	$(231)	$(22)	$—
Denominator - weighted average number of common shares outstanding	3,703,672	7,105,086	737,796	11,611
Basic and diluted net loss per share:	$(0.03)	$(0.03)	$(0.03)	$(0.02)

	Six Months Ended June 30, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net income before performance fee	$456	$841	$87	$1
Allocation of performance fees	(46)	(96)	(8)	—
Total numerator	$410	$745	$79	$1
Denominator - weighted average number of common shares outstanding	3,648,217	6,720,456	693,952	5,838
Basic and diluted net income per share:	$0.11	$0.11	$0.11	$0.13
* Class D Shares were initially issued in June 2019. For the three months ended June 30, 2019, the net loss allocated to Class D Shares was $220 (not in thousands).

	Three Months Ended June 30, 2018
	Class A	Class I	Class T
Basic and diluted net income per share:
Allocation of net income before performance fee	$142	$184	$6
Allocation of performance fees	(36)	(53)	(1)
Total numerator	$106	$131	$5
Denominator - weighted average number of common shares outstanding	3,691,785	4,793,077	150,764
Basic and diluted net income per share:	$0.03	$0.03	$0.03

	Six Months Ended June 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(408)	$(511)	$(13)
Allocation of performance fees	(36)	(53)	(1)
Total numerator	$(444)	$(564)	$(14)
Denominator - weighted average number of common shares outstanding	3,689,242	4,630,940	115,232
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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
Shown below are details of the Company's distributions.

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924
Distributions paid or payable in cash	$1,000	$1,105	$2,105
Distributions reinvested	841	954	1,795
Distributions declared	$1,841	$2,059	$3,900
Class A Shares issued upon reinvestment	22,405	23,894	46,299
Class I Shares issued upon reinvestment	34,329	39,949	74,278
Class T Shares issued upon reinvestment	2,250	2,736	4,986
Class D Shares issued upon reinvestment*	—	—	—
* Class D Shares were initially issued in June 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140
Distributions paid or payable in cash	$781	$831	$1,612
Distributions reinvested	619	662	1,281
Distributions declared	$1,400	$1,493	$2,893
Class A Shares issued upon reinvestment	22,714	22,901	45,615
Class I Shares issued upon reinvestment	21,479	23,520	44,999
Class T Shares issued upon reinvestment	678	976	1,654
Shown below are details by share class of the Company's distributions.

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Class A	$588	$620	$1,208
Class I	1,147	1,314	2,461
Class T	106	123	229
Class D*	—	2	2
Distributions declared	$1,841	$2,059	$3,900
* Class D Shares were initially issued in June 2019.

	Three Months Ended		Six Months Ended June 30, 2018
	March 31, 2018	June 30, 2018
Class A	$593	$603	$1,196
Class I	794	866	1,660
Class T	13	24	37
Distributions declared	$1,400	$1,493	$2,893

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
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

characterization of the distributions is generally determined during the month of January following the close of the tax year.

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $19 and $16 for the three months ended June 30, 2019 and 2018, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $24 and $23 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 13 — SEGMENT INFORMATION

For the six months ended June 30, 2019 and 2018, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2019 and December 31, 2018 and net income (loss) for the three and six months ended June 30, 2019 and 2018.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2019	$198,369	$17,627	$215,996

Reconciliation to total assets of June 30, 2019
Carrying value per reportable segments			$215,996
Corporate level assets			10,452
Total assets			$226,448

Carrying value as of December 31, 2018	$202,257	$14,735	$216,992

Reconciliation to total assets of December 31, 2018
Carrying value per reportable segments			$216,992
Corporate level assets			9,207
Total assets			$226,199

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2019	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$5,561	$—	$5,561
Investment income on marketable securities	—	150	150
Total revenues	5,561	150	5,711
Segment operating expenses	1,723	11	1,734
Net realized gain upon sale of marketable securities	—	146	146
Net unrealized change in fair value of investment in marketable securities	—	189	189
Operating income - segments	$3,838	$474	$4,312

Three Months Ended June 30, 2018
Property related income	$4,383	$—	$4,383
Investment income on marketable securities	—	120	120
Total revenues	4,383	120	4,503
Segment operating expenses	1,337	12	1,349
Net realized loss upon sale of marketable securities	—	(155)	(155)
Net unrealized change in fair value of investment in marketable securities	—	981	981
Operating income - segments	$3,046	$934	$3,980

		Three Months Ended June 30,
Reconciliation to net (loss) income		2019	2018
Operating income - segments		$4,312	$3,980
General and administrative expenses		(457)	(484)
Advisory expenses		(561)	(390)
Depreciation		(1,336)	(1,074)
Amortization		(1,131)	(906)
Operating income		827	1,126
Interest expense		(1,196)	(884)
Net (loss) income		$(369)	$242

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2019	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$11,326	$—	$11,326
Investment income on marketable securities	—	301	301
Total revenues	11,326	301	11,627
Segment operating expenses	3,605	19	3,624
Net realized gain upon sale of marketable securities	—	265	265
Net unrealized change in fair value of investment in marketable securities	—	2,355	2,355
Operating income - segments	$7,721	$2,902	$10,623

Six Months Ended June 30, 2018
Property related income	$8,886	$—	$8,886
Investment income on marketable securities	—	209	209
Total revenues	8,886	209	9,095
Segment operating expenses	2,749	23	2,772
Net realized loss upon sale of marketable securities	—	(408)	(408)
Net unrealized change in fair value of investment in marketable securities	—	480	480
Operating income - segments	$6,137	$258	$6,395

		Six Months Ended June 30,
Reconciliation to net income (loss)		2019	2018
Operating income - segments		$10,623	$6,395
General and administrative expenses		(1,021)	(984)
Advisory expenses		(932)	(669)
Depreciation		(2,646)	(2,163)
Amortization		(2,300)	(1,813)
Operating income		3,724	766
Interest expense		(2,489)	(1,788)
Net income (loss)		$1,235	$(1,022)

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
June 30, 2019
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

NOTE 16 — SUBSEQUENT EVENTS

On July 2, 2019, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00197058 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from July 1, 2019 through September 30, 2019. As of July 1, 2019, there were no Class N Shares outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise capital and effectively deploy the proceeds;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

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

On June 28, 2019, we filed a registration statement on Form S-11 (File No. 333-232425) for our second follow-on offering. This registration statement is not yet effective.

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2019, we owned twelve properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of June 30, 2019, our weighted average remaining lease term for active leases was 4.9 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2019:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza(2)	Anaheim, CA	73,892	4	60.5
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	9	90.9
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Retail Total		219,681	18	98.1
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Industrial Total		549,829	5	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,239,641	32/138	95.9%

(1) Leased percentage is based on executed leases as of June 30, 2019, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.
(2) Includes one lease for 8,000 square feet that was executed in October 2018 and which is anticipated to commence in third quarter 2019 upon completion of specified improvements.
(3) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease to Chase Bank.

Real Estate Equity Securities Portfolio

As of June 30, 2019, our real estate equity securities portfolio consisted of publicly-traded common stock of 36

REITs with a value of $17,627. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2019:

As of June 30, 2019, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Equinix, Inc.	7.4%
Prologis, Inc.	6.8
Welltower, Inc.	6.1
Equity Residential	5.0
Extra Space Storage, Inc.	4.9
Mid-America Apartment Communities, Inc.	4.0
Equity Lifestyle Properties	3.9
Cubesmart	3.9
HCP, Inc.	3.9
Alexandria Real Estate Equities, Inc.	3.9
Total	49.8%

Market Outlook

U.S. real estate performed well in the first half of 2019, but outcomes varied significantly by sector and location, according to data from the National Council of Real Estate Investment Fiduciaries (NCREIF) in June 2019. Also according to NCREIF, the boom in the industrial sector continued unabated; however, malls and a handful of apartment and office markets (e.g., Chicago and New York) struggled. Overall, unlevered core total returns, as measured by the NCREIF Property Index (NPI), measured 6.5% on a trailing four-quarter basis in the second quarter of 2019, within the 6.5%-7.0% band that has prevailed since late 2017.

In our view, the outlook for U.S. real estate remains upbeat. According to the Bureau of Economic Analysis in June 2019, economic growth has decelerated amid trade tensions and the runoff of last year’s tax cuts, but the Federal Reserve’s decision to cut interest rates has helped to dampen near-term risks. Meanwhile, CBRE Econometric Advisors (CBRE-EA) in June 2019 indicates that real-estate construction appears to have peaked amid acute skilled-labor shortages as reported by the Bureau of Labor Statistics in June 2019, allowing vacancies to remain anchored near today’s historically low levels as tracked by CBRE-EA. We believe financial markets are volatile, but lower interest rates could bolster capital flows into real estate, keeping cap rates steady.

We believe there are looming medium-term risks. Among the greatest, we believe, is that leading indicators, such as the yield curve, may point to a rising probability of recession after next year, a scenario that would undermine occupational and investor demand for property. But while real estate is not impervious to the economy, we believe it should prove resilient thanks to a moderate supply pipeline as reported by CBRE-EA in June 2019, reasonable valuations (relative to interest rates) according to NCREIF in June 2019, and manageable debt burdens as reported by the Federal Reserve in June 2019. Timing the cycle precisely is difficult to impossible, but in our view, given these initial conditions, real estate should hold up well relative to stocks and bonds over a five-year horizon, particularly on a risk-adjusted basis.

We believe a combination of positive near-term momentum and rising medium-term risks has important implications for investment strategy. Given the inherent uncertainty around timing and our expectation that the severity of the next downturn will be limited, it is not advisable, in our view, to batten down the hatches - but it may be prudent to trim risk. From our perspective, extending lease duration, improving tenant quality, and reducing value-add exposure should help to fortify cash-flow durability, while controlling leverage can help to mitigate valuation risks.

We think there are also important implications for sector allocation. In our view, rising medium-term risks would argue for tilting away from office, which we view as a pro-cyclical sector, toward retail, which we view as a defensive one (we view the apartment and industrial sectors as historically market-neutral). At the same time, it is important to consider how structural forces may alter historical patterns: in particular, we believe that e-commerce will continue to benefit and challenge the industrial and retail sectors, respectively. Accordingly, our strategy assigns a strong overweight to industrial, an underweight to office, and market weights to apartment and retail.

Results of Operations

Through June 30, 2019, we have acquired twelve properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

We review our stabilized operating results, measured by contractual rental revenue, including tenant reimbursement income, less property operating expenses, which we refer to as net operating income, for properties that we owned for the entirety of both the current and prior year reporting periods, which we refer to as “same-store” properties. We believe that net operating income, a non-GAAP financial measure, in combination with net income (loss) and cash flows from operating activities, as defined by GAAP, is a useful supplemental performance measure that helps us evaluate our operating performance. We believe this metric is useful to our stockholders and other users of our reports because it provides additional information regarding our property acquisitions and their impact on our portfolio. Net operating income should not be considered as an alternative to net income (loss) or to cash flows from operating activities (both as defined by GAAP) as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

Three and Six Months Ended June 30, 2019 and 2018

The following table illustrates the changes in lease revenues, property operating expenses, and net operating income for the three and six months ended June 30, 2019 and 2018. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2018, which for the three and six months ended June 30, 2019 and 2018 are Miami Industrial and Elston Plaza. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Lease revenue
Lease revenue - same-store portfolio	$4,012	$4,093	$(81)	8,258	9,106	(848)
Lease revenue - non-same-store portfolio	1,166	—	1,166	2,308	—	2,308
Total lease revenue	5,178	4,093	1,085	10,566	9,106	1,460

Property operating expenses
Same-store portfolio	1,289	1,337	(48)	2,746	2,749	(3)
Non-same-store portfolio	434	—	434	859	—	859
Total property operating expenses	1,723	1,337	386	3,605	2,749	856

Net operating income
Same-store portfolio	2,723	2,756	(33)	5,512	6,357	(845)
Non-same-store portfolio	732	—	732	1,449	—	1,449
Total net operating income	3,455	2,756	699	6,961	6,357	604

Adjustments to lease revenue
Straight-line revenue	214	245	(31)	421	(311)	732
Above- and below-market lease amortization, net	195	71	124	390	142	248
Lease incentive amortization	(26)	(26)	—	(51)	(51)	—
Depreciation	(1,336)	(1,074)	(262)	(2,646)	(2,163)	(483)
Amortization	(1,131)	(906)	(225)	(2,300)	(1,813)	(487)
General and administrative expenses	(468)	(496)	28	(1,040)	(1,007)	(33)
Advisory fees	(561)	(390)	(171)	(932)	(669)	(263)
Interest expense	(1,196)	(884)	(312)	(2,489)	(1,788)	(701)

Marketable securities
Investment income on marketable securities	150	120	30	301	209	92
Net realized gain (loss) on marketable securities	146	(155)	301	265	(408)	673
Net unrealized change in fair value of marketable securities	189	981	(792)	2,355	480	1,875
Net (loss) income	$(369)	$242	$(611)	$1,235	$(1,022)	$2,257

Property Operations

Our total lease revenue and total property operating expenses for the three and six months ended June 30, 2019 and 2018 increased compared to those for the three and six months ended June 30, 2019 and 2018 primarily due to the acquisition of Miami Industrial and Elston Plaza during the year ended December 31, 2018. Our total same-store net operating income for the three and six months ended June 30, 2019 and 2018 reflects eight of the twelve properties in the portfolio. Lease revenue for the six months ended June 30, 2019 decreased from the same period in 2018 primarily due to one-time income of $742 related to the modification of the lease with Gateway One Lending and Finance at our Anaheim Hills Office Plaza property. The $742 was collected in February 2018 but was recognized under GAAP on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. The lease with Gateway One Lending and Finance naturally expired on January 31, 2019, additionally contributing to lower lease revenue in the 2019 period compared to the 2018 period. Lease revenue for the three months ended June 30, 2019 decreased from the same period in 2018 due to vacancy at Anaheim Hills Office Plaza. We have entered into two new leases at this property, one of which was in its free rent period during second quarter of 2019 and the other is expected to commence during third quarter 2019. The decreases in same-store lease revenues during the 2019 periods referred to above were partially offset by higher lease revenues from certain leases renewed at higher rental rates as well as leases with contractually stepped up rents.

Same-store property operating expenses for the three and six months ended June 30, 2019 decreased slightly from the same period in 2018 primarily due to decreased snow removal expenses at Loudoun Gateway and Allied Drive, and decreased utilities and third party management fees at Anaheim Hills Office Plaza.

Straight-Line Revenue

The change in straight-line revenue for the six months ended June 30, 2019 compared to the 2018 period was due to the aforementioned $742 of lease modification income received from Gateway One Lending and Finance in February 2018 which was recognized on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. The decrease in straight-line revenue for the three months ended June 30, 2019 compared to the 2018 period was primarily due to 2018 amortization of the aforementioned $742 from Gateway One Lending and Finance that ended in January 2019. That decrease was partially offset by additional straight-line revenue from the acquisitions of Miami Industrial and Elston Plaza during the year ended December 31, 2018.

Lease Intangible Amortization

During the three and six months ended June 30, 2019, the net amount of above- and below-market lease amortization is higher than the same period in 2018 primarily due to the acquisitions of Miami Industrial and Elston Plaza. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2019 period as a result of the acquisitions of Miami Industrial and Elston Plaza.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the six months ended June 30, 2019 increased from the same period in 2018 primarily due to the grant of Class I shares to our independent directors, a portion of which vested immediately upon grant, resulting in share-based compensation expense of $94 for the six months ended June 30, 2019. This increase was partially offset by decreases in audit and professional fees. For the three months ended June 30, 2019, the decrease from the same period in 2018 is due to lower legal and audit fees offset by slightly higher independent director compensation and appraisal costs.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and six months ended June 30, 2019 and 2018, the advisory fee was comprised of fixed and performance components. The fixed component of the advisory fee was higher in the 2019 period compared to the 2018 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2019 and 2018, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $150 and $90, respectively.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2019 over the same periods in 2018 was primarily due to a greater weighted average outstanding aggregate loan balance and higher LIBOR rates. The weighted average outstanding aggregate balances on our line of credit were approximately $75,800 and $61,700 for the six months ended June 30, 2019 and 2018, respectively. In addition, in December 2018 we originated a $6,950 loan on Wallingford Plaza with a fixed interest rate of 4.56%, and in June 2019 we originated a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89%. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was approximately $112,100 at 3.97% and approximately $89,200 at 3.43% for the six months ended June 30, 2019 and 2018, respectively.

The increase in the weighted average outstanding aggregate loan balance was due to our acquisitions of Miami Industrial and Elston Plaza in July and December 2018, respectively. The increase in the weighted average interest rate was primarily due to the increase in the 1-month LIBOR, which resulted in our all-in interest rate on the Wells Fargo line of credit averaging approximately 4.1% and 3.4% for the six months ended June 30, 2019 and 2018, respectively. The overall increase in interest expense was partially offset by decreased amortization of loan financing costs and line of credit fees. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the line of credit.

Marketable Securities

The increase in investment income for the three and six months ended June 30, 2019 compared to the 2018 periods is primarily due to the larger investment basis as we made additional investments into our securities portfolio at various times during 2018. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our marketable securities portfolio exhibited strong performance during the first two quarters of 2019, riding the upward trend in the equities markets, accompanied by what appears to be a more relaxed stance toward future interest rate increases exhibited by the

Federal Reserve. As a result, our marketable securities portfolio has experienced net realized and unrealized gains for the three and six months ended June 30, 2019.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2019:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$254,500	$20.97	$21.15	$21.01	$21.10
Investments in real estate equity securities (2)	17,627	1.45	1.46	1.46	1.46
Other assets, net	5,995	0.50	0.48	0.50	0.42
Line of credit	(47,000)	(3.87)	(3.91)	(3.88)	(3.90)
Mortgage loans payable	(51,924)	(4.28)	(4.31)	(4.29)	(4.30)
Other liabilities, net	(5,336)	(0.44)	(0.45)	(0.44)	(0.34)
Net asset value	$173,862	$14.33	$14.42	$14.36	$14.44
Note: Class D shares were first issued on June 25, 2019. No Class N shares were outstanding as of June 30, 2019.

(1)	The value of our investments in real estate was approximately 13.9% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 16.1% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2019.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$97,875	$8.07	$8.10	$8.08	$8.09
Plus:
Unrealized gain on real estate investments	31,052	2.56	2.58	2.56	2.57
Accumulated depreciation	18,840	1.55	1.57	1.56	1.56
Accumulated amortization	18,554	1.53	1.54	1.53	1.54
Deferred costs and expenses, net	10,099	0.83	0.84	0.84	0.89
Less:
Deferred rent receivable	(2,558)	(0.21)	(0.21)	(0.21)	(0.21)
Net asset value	$173,862	$14.33	$14.42	$14.36	$14.44
Note: Class D shares were first issued on June 25, 2019. No Class N shares were outstanding as of June 30, 2019.

With respect to the unrealized gain on real estate investments reflected above, as of June 30, 2019, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of June 30, 2019. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.57%	6.91%
Retail properties	6.50%	6.09%
Industrial properties	6.20%	5.62%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.9% and 2.0%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of June 30, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.1%, 2.4% and 3.0%, respectively.

The deferred costs and expenses of $10,099 includes amounts that are initially excluded from the NAV calculation. This includes $7,464 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of June 30, 2019, because (1) certain amounts payable to our advisor as of June 30, 2019 were recorded as assets and as such have no impact on our NAV as of June 30, 2019, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $3,696 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of certain offering costs.

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

The following unaudited table presents a reconciliation of net loss to FFO, FFO as adjusted, and MFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(369)	$242	$1,235	$(1,022)

Real estate related depreciation	1,336	1,074	2,646	2,163
Real estate related amortization	1,131	906	2,300	1,813
NAREIT defined FFO	2,098	2,222	6,181	2,954
Net unrealized change in fair value of investments in marketable securities	(189)	(981)	(2,355)	(480)
FFO as adjusted	1,909	1,241	3,826	2,474

Additional adjustments:
Straight line rents, net	(214)	(245)	(421)	311
Amortization of above- and below-market lease intangibles, net	(195)	(71)	(390)	(142)
Amortization of lease incentive	26	26	51	52
IPA defined MFFO	$1,526	$951	$3,066	$2,695

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2019, our maximum borrowing capacity was $81,883, our outstanding balance was $47,000 and our weighted average interest rate was 4.02%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2019, we were in compliance with all covenants.

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

On December 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000 obtained from Hartford were used to repay outstanding balances under the initial Wells Fargo line of credit, thereby releasing Commerce Corner from the initial Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years and no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. As of June 30, 2019, the outstanding balance on the Hartford loan was $12,874. The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium, which is (a) equal to a yield maintenance calculation for prepayments occurring from the beginning of the 19th month of the term up to and including the 60th month of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 61 through 72 of the term. The Hartford Loan is prepayable at par during the last twelve months of the term. Additionally, the Hartford Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Hartford's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Hartford Loan.

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

On June 11, 2019, we, through an indirect wholly owned subsidiary as borrower, entered into a credit agreement with State Farm Life Insurance Company, or State Farm. Proceeds of $17,600 obtained from the State Farm loan were used to repay outstanding balances under the Wells Fargo line of credit, thereby releasing Elston Plaza from the Wells Fargo line of credit. The State Farm loan is a secured, fully non-recourse loan with a term of seven years with no extension options. The State Farm loan carries a fixed interest rate of 3.89% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The State Farm loan permits voluntary prepayment of the full amount of the State Farm loan at any time after the first 24 monthly payments have been made subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring from months 25 through 48 of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 49 through 60 of the term. The State Farm loan is prepayable at par during the last 24 months of the term. Additionally, the State Farm loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in State Farm's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the State Farm loan.

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

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2019, we owed $61 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2019, we raised $198,847 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $8,950 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2019, our total operating expenses (as defined in our charter) were $4,007, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,975 in organization and offering costs and $5,229 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of June 30, 2019 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering. As of June 30, 2019, our total organization and offering costs incurred with respect to the follow-on offering did not exceed the 15% limitation for the follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2019 and 2018 was $2,493 and $2,349, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to additional operating cash flows from our 2018 acquisitions, offset by decreased operating cash flow at Anaheim Hills Office Plaza due to vacancies. These net increases were partially offset by higher debt service costs as a result of our higher average outstanding debt balances, as well as the 2018 one-time receipt for partial termination of the Gateway One Lending and Finance lease at Anaheim Hills Office Plaza, which increased the cash flow provided by operating activities in the 2018 period by approximately $400.

Cash flow used in investing activities during the six months ended June 30, 2019 and 2018 was $1,469 and $4,518, respectively. During the 2019 period, we paid approximately $1,181 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvements of only $39 in the 2018 period. During the 2019 period we did not invest additional capital into our real estate securities portfolio, however, during 2018, we invested an additional $3,800. In 2018 we made a $500 deposit for our acquisition of Miami Industrial, which closed in July 2018.

Cash flow used in financing activities was $585 for the six months ended June 30, 2019. We received proceeds of $26,192 in our offerings and paid $1,434 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2019 were $2,064. Of the total distributions declared for the six months ended June 30, 2019, $1,794 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2019 that resulted in payments by us of $2,949, after deductions for any applicable 2% short-term trading discounts. We originated a $17,600 property specific loan from State Farm on Elston Plaza and used the proceeds along with proceeds from our offerings to repay $39,819 against our outstanding balance on the Wells Fargo line of credit. We also borrowed $2,200 from our Wells Fargo line of credit during 2019. Additionally, we made principal payments on the Hartford Loan of $126 which required monthly principal payments beginning in January 2019.

Cash flow provided by financing activities was $1,904 for the six months ended June 30, 2018. We received proceeds of $13,918 in our offerings and paid $1,778 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2018 were $2,874. Of the total distributions declared for the six months ended June 30, 2018, $1,281 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2018 that resulted in payments by us of $3,550, after deductions for any applicable 2% short-term trading discounts. We also made net repayments of $4,600 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and in relation thereto paid $493 in financing costs.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924
Distributions paid or payable in cash	$1,000	$1,105	$2,105
Distributions reinvested	841	954	1,795
Distributions declared	$1,841	$2,059	$3,900

Net Cash Provided by Operating Activities:	$789	$1,704	$2,493

Funds From Operations:	$4,083	2,098	$6,181

For the six months ended June 30, 2019, our distributions were covered 63.9% by cash flow from operations and 36.1% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under "Funds from Operations and Modified Funds from Operations," we adopted ASU 2016-01 effective January 1, 2018 which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized change in fair value of our investments in marketable securities. For the three and six months ended June 30, 2019, the net unrealized change in fair value of our investments in marketable securities was $189 and $2,355, respectively. Without this net unrealized change in fair value, our FFO for the three and six months ended June 30, 2019 would have been $1,909 and $3,826, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and six months ended June 30, 2019 and 2018.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the most recent quarterly report on Form 10-Q. For the six months ended June 30, 2019, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, Summary of Significant Accounting Policies, to this quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of June 30, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2019, we had $47,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 4.0%, representing approximately a 34.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $235 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2019, we owned marketable securities with a value of $17,627. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2019 would result in a change of $1,763 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2019, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 15, 2019, each of our then-current independent directors received a grant of 698 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

On June 25, 2019, we received $2,520 from the sale of 176,101 Class D shares of our common stock in our private offering, which represents a per share purchase price equal to our NAV per share of $14.31. The shares of common stock issued in the private offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The dealer manager also serves as the placement agent for the private offering. No commissions were paid with respect to this placement of shares in connection with the private offering.

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

Three Months Ended June 30, 2019	Shares	Weighted Average Share Price
Class A	67,671	$14.24
Class I	17,720	14.32
Class T	3,334	14.27
Class D	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of June 30, 2019, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2019	17,099	$14.28	17,099	(1)
May 1 - May 31, 2019	55,990	$14.25	55,990	(1)
June 1 - June 30, 2019	15,636	$14.27	15,636	(1)
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

Date: August 9, 2019