Form 10-Q
period 2019-09-30
RREEF Property Trust, Inc.
filed 2019-11-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 8, 2019, the registrant had 3,786,956 shares of Class A common stock, $.01 par value, outstanding, 9,221,337 shares of Class I common stock, $.01 par value, outstanding, 832,511 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, and no shares of Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investment in real estate assets:
Land	$74,167	$64,426
Buildings and improvements, less accumulated depreciation of $19,831 and $15,901, respectively	143,670	108,585
Furniture, fixtures and equipment, less accumulated depreciation of $350 and $292, respectively	199	229
Acquired intangible lease assets, less accumulated amortization of $23,006 and $19,682, respectively	33,429	29,017
Total investment in real estate assets, net	251,465	202,257
Investment in marketable securities	19,247	14,735
Total investment in real estate assets and marketable securities, net	270,712	216,992
Cash and cash equivalents	2,141	2,002
Restricted cash	167	—
Receivables, net of allowance for doubtful accounts of $40 and $6, respectively	4,358	3,324
Deferred leasing costs, net of amortization of $636 and $373, respectively	2,166	2,340
Prepaid and other assets	2,180	1,541
Total assets	$281,724	$226,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$51,924	$84,046
Mortgage loans payable, net	80,745	34,055
Accounts payable and accrued expenses	2,877	2,041
Due to affiliates	6,495	4,292
Note to affiliate, net of unamortized discount of $1,254 and $1,365, respectively	7,696	7,585
Acquired below market lease intangibles, less accumulated amortization of $4,127 and $3,461, respectively	14,438	14,970
Distributions payable	412	334
Other liabilities	1,699	1,369
Total liabilities	166,286	148,692
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,778,100 and 3,574,584 issued and outstanding, respectively	38	36
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 8,779,937 and 6,132,292 issued and outstanding, respectively	88	61
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 824,656 and 628,863 issued and outstanding, respectively	8	6
Class D common stock, $0.01 par value; 50,000,000 shares authorized; 176,101 and none issued and outstanding, respectively	2	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	157,354	115,025
Deficit	(42,052)	(37,621)
Total stockholders' equity	115,438	77,507
Total liabilities and stockholders' equity	$281,724	$226,199
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Property related income	$5,787	$4,991	$17,113	$13,877
Investment income on marketable securities	158	137	459	346
Total revenues	5,945	5,128	17,572	14,223
Expenses
General and administrative expenses	470	435	1,510	1,442
Property operating expenses	1,830	1,598	5,435	4,347
Advisory fees	1,014	542	1,946	1,211
Depreciation	1,342	1,163	3,988	3,326
Amortization	1,128	1,125	3,428	2,938
Total operating expenses	5,784	4,863	16,307	13,264
Net realized gain (loss) upon sale of marketable securities	274	202	539	(206)
Net unrealized change in fair value of investment in marketable securities	1,254	(201)	3,609	279
Operating income	1,689	266	5,413	1,032
Interest expense	(1,138)	(1,014)	(3,627)	(2,802)
Net income (loss)	$551	$(748)	$1,786	$(1,770)

Basic and diluted net income (loss) per share of Class A common stock	$0.04	$(0.08)	$0.16	$(0.20)
Basic and diluted net income (loss) per share of Class I common stock	$0.04	$(0.08)	$0.15	$(0.20)
Basic and diluted net income (loss) per share of Class T common stock	$0.05	$(0.07)	$0.16	$(0.19)
Basic and diluted net income (loss) per share of Class D common stock	$0.06	$—	$0.14	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	3,574,584	$36	6,132,292	$61	628,863	$6	—	$—	—	$—	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	131,830	1	641,503	7	55,679	1	—	—	—	—	11,913	—	11,922
Issuance of common stock through the distribution reinvestment plan	—	—	22,405	—	34,329	—	2,250	—	—	—	—	—	841	—	841
Redemption of common stock	—	—	(68,408)	(1)	(43,806)	—	(9,363)	—	—	—	—	—	(1,723)	—	(1,724)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,841)	(1,841)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(916)	—	(916)
Equity based compensation	—	—	—	—	5,042	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,604	1,604
Balance, March 31, 2019	—	$—	3,660,411	$36	6,769,360	$68	677,429	$7	—	$—	—	$—	$125,212	$(37,858)	$87,465
Issuance of common stock	—	—	114,470	1	592,305	6	100,827	1	176,101	2	—	—	14,185	—	14,195
Issuance of common stock through the distribution reinvestment plan	—	—	23,894	—	39,949	1	2,736	—	—	—	—	—	953	—	954
Redemption of common stock	—	—	(67,671)	—	(17,720)	(1)	(3,334)	—	—	—	—	—	(1,262)	—	(1,263)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,059)	(2,059)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,070)	—	(1,070)
Equity based compensation	—	—	—	—	1,514	—	—	—	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(369)	(369)
Balance, June 30, 2019	—	$—	3,731,104	$37	7,385,408	$74	777,658	$8	176,101	$2	—	$—	$138,040	$(40,286)	$97,875
Issuance of common stock	—	—	64,556	1	1,386,478	14	54,575	—	—	—	—	—	21,773	—	21,788
Issuance of common stock through the distribution reinvestment plan	—	—	24,576	—	47,367	—	2,891	—	—	—	—	—	1,079	—	1,079
Redemption of common stock	—	—	(42,136)	—	(41,101)	—	(10,468)	—	—	—	—	—	(1,349)	—	(1,349)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,317)	(2,317)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,214)	—	(2,214)
Equity based compensation	—	—	—	—	1,785	—	—	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	551	551
Balance, September 30, 2019	—	$—	3,778,100	$38	8,779,937	$88	824,656	$8	176,101	$2	—	$—	$157,354	$(42,052)	$115,438

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	3,666,927	$37	4,352,050	$44	71,316	$1	—	$—	—	$—	$86,813	$(28,290)	$736	$59,341
Cumulative effect adjustment for change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	736	(736)	—
Balance January 1, 2018, as adjusted			3,666,927	37	4,352,050	44	71,316	1	—	—	—	—	86,813	(27,554)	—	59,341
Issuance of common stock	—	—	55,887	1	273,546	2	19,256	—	—	—	—	—	4,840	—	—	4,843
Issuance of common stock through the distribution reinvestment plan	—	—	22,714	—	21,479	—	678	—	—	—	—	—	619	—	—	619
Redemption of common stock	—	—	(64,468)	(1)	(53,455)	—	—	—	—	—	—	—	(1,622)	—	—	(1,623)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,400)	—	(1,400)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(622)	—	—	(622)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,264)	—	(1,264)
Balance, March 31, 2018	—	$—	3,681,060	$37	4,593,620	$46	91,250	$1	—	$—	—	$—	$90,028	$(30,218)	$—	$59,894
Issuance of common stock	—	—	102,652	1	405,944	5	140,238	1	—	—	—	—	9,175	—	—	9,182
Issuance of common stock through the distribution reinvestment plan	—	—	22,901	—	23,520	—	976	—	—	—	—	—	662	—	—	662
Redemption of common stock	—	—	(74,710)	(1)	(64,144)	(1)	—	—	—	—	—	—	(1,926)	—	—	(1,928)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,493)	—	(1,493)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,227)	—	—	(1,227)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	242	—	242
Balance, June 30, 2018	—	$—	3,731,903	$37	4,958,940	$50	232,464	$2	—	$—	—	$—	$96,712	$(31,469)	$—	$65,332
Issuance of common stock	—	—	151,589	2	679,042	6	306,424	3	—	—	—	—	16,236	—	—	16,247
Issuance of common stock through the distribution reinvestment plan	—	—	23,500	—	27,180	—	1,548	—	—	—	—	—	732	—	—	732
Redemption of common stock	—	—	(95,496)	(1)	(44,865)	—	—	—	—	—	—	—	(1,965)	—	—	(1,966)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,662)	—	(1,662)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(1,070)	—	—	(1,070)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(748)	—	(748)
Balance, September 30, 2018	—	$—	3,811,496	$38	5,620,297	$56	540,436	$5	—	$—	—	$—	$110,645	$(33,879)	$—	$76,865
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,786	$(1,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,988	3,326
Net realized (gain) loss upon sale of marketable securities	(539)	206
Net unrealized change in fair value of marketable securities	(3,609)	(279)
Share based compensation	119	—
Amortization of intangible lease assets and liabilities	2,922	2,783
Amortization of deferred financing costs	248	217
Allowance for doubtful accounts	33	11
Straight line rent	(628)	53
Amortization of discount on note to affiliate	111	109
Changes in assets and liabilities:
Receivables	(171)	(56)
Deferred leasing costs	(180)	(346)
Prepaid and other assets	(67)	(5)
Accounts payable and accrued expenses	638	556
Other liabilities	1	(162)
Due to affiliates	145	(332)
Net cash provided by operating activities	4,797	4,311
Cash flows from investing activities:
Investment in real estate and related assets	(54,947)	(20,619)
Improvements to real estate assets	(1,263)	(103)
Investment in marketable securities	(16,994)	(22,178)
Proceeds from sale of marketable securities	16,555	16,556
Net cash used in investing activities	(56,649)	(26,344)
Cash flows from financing activities:
Proceeds from line of credit	20,500	19,900
Repayment of line of credit	(52,819)	(15,500)
Proceeds from mortgage loans payable	47,300	—
Repayment of mortgage loans payable	(189)	—
Proceeds from issuance of common stock	47,777	30,376
Payment of financing costs	(471)	(682)
Payment of offering costs	(2,490)	(2,976)
Distributions to investors	(3,265)	(2,488)
Redemption of common stock	(4,185)	(5,517)
Net cash provided by financing activities	52,158	23,113
Net increase in cash and cash equivalents and restricted cash	306	1,080
Cash and cash equivalents and restricted cash, beginning of period	2,002	2,442
Cash and cash equivalents and restricted cash, end of period	$2,308	$3,522
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2019	2018
Distributions declared and unpaid	$412	$311
Common stock issued through the distribution reinvestment plan	2,874	2,013
Purchases of marketable securities not yet paid	172	26
Proceeds from sale of marketable securities not yet received	231	42
Proceeds from issuance of common stock not yet received	227	119
Accrued offering costs not yet paid	2,978	1,537
Capital expenditures not yet paid	313	145
Redemptions of common stock not yet paid	151	—

Supplemental Cash Flow Disclosures:
Interest paid	$3,195	$2,413

In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$55,061	$20,842
Prepaid and other assets assumed	183	—
Other liabilities assumed	(297)	(223)
Investment in real estate and related assets	$54,947	$20,619

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2019 except for the adoption of Accounting Standards Updates (“ASU”) noted below in Note 2. The interim financial data as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of a particular offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2019 and December 31, 2018, the Company has accrued $5,326 and $3,107, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASU's that amended or clarified certain provisions of ASC 842. Under ASC 842, as amended, the Company elected (a) a package of three practical expedients whereby the Company will not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating versus capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), and (b) a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, the Company elected to adopt ASU 2016-02 on its effective date, and the Company did not have a cumulative effect adjustment to its opening deficit balance as of January 1, 2019. In accordance with the Company's adoption of the provisions of ASC 842, the accounting for leases in place as of December 31, 2018 that remain unmodified after the adoption of ASC 842 will remain unchanged while any new or modified leases entered into by the Company after December 31, 2018 will be accounted for under the provisions of ASC 842.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. As of September 30, 2019, the Company has assessed all of its future lease payments to be at least probable.

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

Concentration of Credit Risk

As of September 30, 2019 and December 31, 2018, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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

Restricted Cash

All cash amounts that are considered restricted in nature are classified as such on the consolidated balance sheets. Restricted cash is comprised of seller-funded escrows.

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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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
The fair value of the Company's lines of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $52,300 and $84,619 at September 30, 2019 and December 31, 2018, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $80,911 and $33,560 as of September 30, 2019 and December 31, 2018, respectively. If the valuation of the Company's properties as of September 30, 2019 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $4,000 and $2,900 as of September 30, 2019 and December 31, 2018, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired one real estate property during the three and nine months ended September 30, 2019 and three real estate properties during three and nine months ended September 30, 2018.

On September 16, 2019, the Company acquired Providence Square for a purchase price of $54,842 (excluding closing costs). The acquisition was funded with proceeds from the Offerings, a borrowing of $18,300 under the Company's line of credit and a secured, fully non-recourse loan for $29,700 from Nationwide Life Insurance Company. Providence Square is a home improvement anchored community retail shopping center in Marietta, Georgia with a grocery component totaling 222,805 square feet fully leased to 26 tenants, including one freestanding building of 5,779 square feet subject to a ground lease.

All leases at Providence Square have been classified as operating leases. Under ASU 2017-01, the transaction was determined to be an asset acquisition, resulting in the Company's capitalization of $219 of acquisition-related costs. The Company's allocation of the purchase price (including acquisition related costs) of Providence Square is as follows:

Providence Square
Land	$9,741
Building and improvements	37,718
Acquired in-place leases	7,625
Acquired above-market leases	111
Acquired below-market leases	(134)
Total purchase price	$55,061

On July 17, 2018, the Company acquired three industrial properties located in Miami, Florida ("Miami Industrial") for a purchase price of $20,700 (excluding closing costs). The acquisition was funded with proceeds from the Offerings and by borrowing $19,900 under the Company's line of credit. Miami Industrial consists of three warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.

All leases at Miami Industrial have been classified as operating leases. Under ASU 2017-01, the transaction was determined to be an asset acquisition, resulting in the Company's capitalization of $142 of acquisition related costs. The Company's allocation of the purchase price (including acquisition related costs) of Miami Industrial is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Miami Industrial
Land	$9,420
Building and improvements	8,125
Acquired in-place leases	3,752
Acquired below-market leases	(455)
Total purchase price	$20,842

The Company recorded revenues and net loss related to Providence Square, acquired during the three and nine months ended September 30, 2019 as follows:

Three and Nine Months Ended September 30, 2019
Revenues	$166
Net loss	(34)

The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisition of Providence Square was completed on January 1, 2018), for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenues	$6,843	$20,599
Net income	299	961
Basic and diluted net loss per share of Class A common stock	$0.02	$0.09
Basic and diluted net loss per share of Class I common stock	$0.02	$0.08
Basic and diluted net loss per share of Class T common stock	$0.03	$0.09
Basic and diluted net loss per share of Class D common stock	$0.04	$0.07

The Company recorded revenues and net loss related to Miami Industrial, acquired during the three and nine months ended September 30, 2018, as follows:

Three and Nine Months Ended September 30, 2018
Revenues	$417
Net loss	(117)

The Company’s estimated revenues and net loss, on a pro forma basis (as if the acquisition of Miami Industrial was completed on January 1, 2017), for the three and nine months ended September 30, 2018, are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues	$5,208	$15,211
Net loss	(777)	(2,132)
Basic and diluted net loss per share of Class A common stock	$(0.08)	$(0.24)
Basic and diluted net loss per share of Class I common stock	$(0.08)	$(0.25)
Basic and diluted net loss per share of Class T common stock	$(0.07)	$(0.23)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2019, the Company owned four office properties (including one medical office property), four retail properties and four industrial properties with a total of 59 tenants, and one student housing property with 316 beds. As of September 30, 2018, the Company owned four office properties (including one medical office property), two retail properties and four industrial properties with a total of 21 tenants, and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Lease revenue [1]	$5,413	$4,668	$15,979	$13,774
Straight-line revenue	207	258	628	(53)
Above- and below-market lease amortization, net	193	91	583	233
Lease incentive amortization	(26)	(26)	(77)	(77)
Property related income	$5,787	$4,991	$17,113	$13,877
[1]Lease revenue includes $818 and $688 of variable income from tenant reimbursements for the three months ended September 30, 2019 and 2018, respectively and $2,611 and $1,907 of variable income from tenant reimbursements for the nine months ended September 30, 2019 and 2018, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of September 30, 2019 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2019	Future Minimum Rent
2019	$5,369
2020	20,272
2021	16,938
2022	15,336
2023	11,446
Thereafter	48,268
$117,629
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

	Percent of property related income
Property	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Flats at Carrs Hill, Athens, GA	14.8%	14.4%
Allied Drive, Dedham, MA	12.9	12.8
Loudoun Gateway, Sterling, VA	12.6	13.2
Elston Plaza, Chicago, IL	12.1	13.6
Total	52.4%	54.0%

	Percent of property related income
Tenant	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Orbital ATK Inc. - Loudoun Gateway	12.6%	13.2%
New England Baptist Hospital - Allied Drive	11.4	11.4
Total	24.0%	24.6%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Flats at Carrs Hill, Athens, GA	16.2%	16.7%
Loudoun Gateway, Sterling, VA	14.8	16.2
Allied Drive, Dedham, MA	14.6	15.9
Anaheim Hills Office Plaza, Anaheim, CA	11.7	12.5
Terra Nova Plaza, Chula Vista, CA	11.1	11.9
Commerce Corner, Logan Township, NJ	10.5	10.4
Total	78.9%	83.6%

	Percent of property related income
Tenant	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Orbital ATK Inc. - Loudoun Gateway	14.8%	16.2%
New England Baptist Hospital - Allied Drive	12.6	13.5
Total	27.4%	29.7%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2019	September 30, 2018
Orbital ATK Inc. - Loudoun Gateway	13.6%	17.5%
Total	13.6%	17.5%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	September 30, 2019	December 31, 2018
Marketable securities—cost	$15,549	$14,646
Unrealized gains	3,716	676
Unrealized losses	(18)	(587)
Net unrealized gain	3,698	89
Marketable securities—fair value	$19,247	$14,735

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2019 and 2018, marketable securities sold generated proceeds of $6,631 and $5,469, respectively, resulting in gross realized gains of $335 and $297, respectively, and gross realized losses of $61 and $95, respectively. During the nine months ended September 30, 2019 and 2018, marketable securities sold generated proceeds of $16,695 and $16,524, respectively, resulting in gross realized gains of $804 and $508, respectively, and gross realized losses of $265 and $714, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of September 30, 2019, the outstanding balance under the Revised Wells Fargo Line of Credit was $52,300 and the weighted average interest rate was 3.64%. As of December 31, 2018, the outstanding balance was $84,619 and the weighted average interest rate was 4.07%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2019, the Company's maximum borrowing capacity was $82,954.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of September 30, 2019.

Nationwide Life Insurance Loan-Flats

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Flats Nationwide Loan"). Proceeds of $14,500 obtained from the Flats Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing The Flats at Carrs Hill from the Revised Wells Fargo Line of Credit. The Flats Nationwide Loan is a secured, fully non-recourse loan maturing after ten years on March 1, 2026 with no extension options. The Flats Nationwide Loan carries a fixed interest rate of 3.63% and requires monthly interest-only payments of $44 during the entire term.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Hartford Life Insurance Loan

On December 1, 2016, RPT 1109 Commerce Boulevard, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Revised Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan maturing after seven years on December 1, 2023 with no extension options. The Hartford Loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, then principal and interest payments for the remainder of the term based upon a 30-year amortization schedule.

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

Nationwide Life Insurance Loan-Providence

On September 16, 2019, RPT Providence Square, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Providence Nationwide Loan"). Proceeds of $29,700 obtained from the Providence Nationwide Loan were used to fund the acquisition of Providence Square. The Providence Nationwide Loan is a secured, fully non-recourse loan maturing after ten years on October 5, 2029 with no extension options. The Providence Nationwide Loan carries a fixed interest rate of 3.67% with interest-only payments for the entire ten year term.

The following is a reconciliation of the carrying amount of the Revised Wells Fargo Line of Credit and mortgage loans payable:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Line of credit	$52,300	$84,619
Deduct: Deferred financing costs, less accumulated amortization	(376)	(573)
Line of credit, net	$51,924	$84,046

Mortgage loans payable	$81,561	$34,450
Deduct: Deferred financing costs, less accumulated amortization	(816)	(395)
Mortgage loans payable, net	$80,745	$34,055

Aggregate future principal payments due on the Revised Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2019 are as follows:

Year	Amount
Remainder of 2019	$64
2020	262
2021	52,803
2022	717
2023	12,388
Thereafter	67,627
Total	$133,861

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of January 20, 2021. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of September 30, 2019 to be sufficiently probable to warrant recognition of a performance component as of September 30, 2019 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed component	$464	$332	$1,246	$911
Performance component	550	210	700	300
	$1,014	$542	$1,946	$1,211

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

For the three months ended September 30, 2019 and 2018, RREEF America incurred $69 and $70 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2019 and 2018, RREEF America incurred $209 and $234 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2019 and December 31, 2018, the Company had a payable to RREEF America of $56 and $73, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Organization and Offering Costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company reimbursed RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. The Company reimbursed RREEF America $233 for Deferred O&O for the three months ended September 30, 2018. The Company reimbursed RREEF America $690 for Deferred O&O for the nine months ended September 30, 2018.

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the offerings (the "ESA Commencement Date"). The Company currently owes $8,950 to RREEF America under the Expense Support Agreement in the form of the Note to Affiliate. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represented a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the three months ended September 30, 2019 and 2018, the Company amortized $37 and $36, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2019 and 2018, the Company amortized $111 and $109, respectively, of the discount on the Note to Affiliate into interest expense.
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

Dealer Manager Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on March 7, 2019. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s Class A Shares, Class I Shares, Class N Shares and Class T Shares in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering. As of September 30, 2019 and December 31, 2018, the Company has accrued $107 and $86, respectively, in Trailing Fees currently payable to the Dealer Manager, and $5,326 and $3,107, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2019 and 2018, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $70 and $277, respectively. For the nine months ended September 30, 2019 and 2018, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $284 and $441, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended September 30, 2019 and 2018, the Dealer Manager incurred $26 and $67, respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2019 and 2018, the Dealer Manager incurred $146 and $288, respectively, in such costs on behalf of the Company. As of September 30, 2019 and December 31, 2018, the Company had payable to the Dealer Manager $146 and $329, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering. For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2019, estimated accrued Trailing Fees payable in the future of $362.

As of September 30, 2019, in the Follow-On Public Offering, the Company raised $116,362 in gross proceeds and incurred total organization and offering costs of $11,146, including estimated accrued Trailing Fees payable in the future of $4,964.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2019, total operating expenses of the Company were $4,514, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	September 30, 2019	December 31, 2018
Reimbursable under the Advisory Agreement	$56	$73
Reimbursable under the Dealer Manager Agreement	146	329
Advisory fees	859	697
Accrued Trailing Fees	5,434	3,193
Due to affiliates	$6,495	$4,292

Note to Affiliate	$8,950	$8,950
Unamortized discount	(1,254)	(1,365)
Note to Affiliate, net of unamortized discount	$7,696	$7,585

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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

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

During the three and nine months ended September 30, 2019 and 2018, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	42,136	$14.35	$605
Class I	41,101	14.44	593
Class T	10,468	14.47	151
Class D	—	—	—

Nine Months Ended September 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	178,215	$14.25	$2,539
Class I	102,627	14.30	1,466
Class T	23,165	14.35	331
Class D	—	—	—

Three Months Ended September 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	95,496	$13.98	$1,334
Class I	44,865	14.08	632
Class T	—	—	—
Class D	—	—	—

Nine Months Ended September 30, 2018	Shares	Weighted Average Share Price	Amount
Class A	234,674	$13.87	$3,255
Class I	162,464	13.96	2,262
Class T	—	—	—
Class D	—	—	—

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
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

Equity-Based Compensation

The Company has in place an incentive compensation plan and an independent directors compensation plan (the “Compensation Plans”). The Compensation Plans were created to attract, retain and compensate highly-qualified individuals, who are not employees of RREEF Property Trust, Inc. or any of its subsidiaries or affiliates, for service as members of the board by providing them with competitive compensation. The Compensation Plans provided for 5,000 shares of restricted stock to be issued to each of the Company's independent directors once the Company had issued 12,500,000 shares of its common stock in the aggregate from its Offerings.

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

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	17,094	$14.34	—	—
Changes during the period:
Granted	—	—	22,094	$14.34
Vested	—	—	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	17,094	14.34	17,094	14.34

Amount included in general and administrative expenses	$25		$119

NOTE 10 - NET INCOME (LOSS) PER SHARE

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

The Company computes net income (loss) per share for each class of common stock with shares outstanding using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income per share calculation for the three and nine months ended September 30, 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended September 30, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net income before performance fee	$323	$693	$70	$15
Allocation of performance fees	(161)	(353)	(31)	(5)
Total numerator	$162	$340	$39	$10
Denominator - weighted average number of common shares outstanding	3,756,326	8,058,111	806,338	176,101
Basic and diluted net income per share:	$0.04	$0.04	$0.05	$0.06

	Nine Months Ended September 30, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net income before performance fee	$787	$1,529	$156	$14
Allocation of performance fees	(207)	(449)	(39)	(5)
Total numerator	$580	$1,080	$117	$9
Denominator - weighted average number of common shares outstanding	3,684,649	7,171,178	731,825	63,216
Basic and diluted net income per share:	$0.16	$0.15	$0.16	$0.14
* Class D Shares were initially issued in June 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(216)	$(298)	$(24)
Allocation of performance fees	(82)	(124)	(4)
Total numerator	$(298)	$(422)	$(28)
Denominator - weighted average number of common shares outstanding	3,777,836	5,202,959	426,209
Basic and diluted net loss per share:	$(0.08)	$(0.08)	$(0.07)

	Nine Months Ended September 30, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(624)	$(809)	$(37)
Allocation of performance fees	(117)	(177)	(6)
Total numerator	$(741)	$(986)	$(43)
Denominator - weighted average number of common shares outstanding	3,719,098	4,823,708	220,030
Basic and diluted net loss per share:	$(0.20)	$(0.20)	$(0.19)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924	$0.00197058
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$3,343
Distributions reinvested	841	954	1,079	2,874
Distributions declared	$1,841	$2,059	$2,317	$6,217
Class A Shares issued upon reinvestment	22,405	23,894	24,576	70,875
Class I Shares issued upon reinvestment	34,329	39,949	47,367	121,645
Class T Shares issued upon reinvestment	2,250	2,736	2,891	7,877
Class D Shares issued upon reinvestment*	—	—	—	—
* Class D Shares were initially issued in June 2019.

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261
Distributions paid or payable in cash	$781	$831	$930	$2,542
Distributions reinvested	619	662	732	2,013
Distributions declared	$1,400	$1,493	$1,662	$4,555
Class A Shares issued upon reinvestment	22,714	22,901	23,500	69,115
Class I Shares issued upon reinvestment	21,479	23,520	27,180	72,179
Class T Shares issued upon reinvestment	678	976	1,548	3,202
Shown below are details by share class of the Company's distributions.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Class A	$588	$620	$636	$1,844
Class I	1,147	1,314	1,508	3,969
Class T	106	123	137	366
Class D*	—	2	36	38
Distributions declared	$1,841	$2,059	$2,317	$6,217
* Class D Shares were initially issued in June 2019.

	Three Months Ended			Nine Months Ended September 30, 2018
	March 31, 2018	June 30, 2018	September 30, 2018
Class A	$593	$603	$631	$1,827
Class I	794	866	960	2,620
Class T	13	24	71	108
Distributions declared	$1,400	$1,493	$1,662	$4,555

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for the three months ended September 30, 2019 and 2018, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $24 and $23 for the nine months ended September 30, 2019 and 2018, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

NOTE 13 — SEGMENT INFORMATION

For the nine months ended September 30, 2019 and 2018, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2019 and December 31, 2018 and net income (loss) for the three and nine months ended September 30, 2019 and 2018.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2019	$251,465	$19,247	$270,712

Reconciliation to total assets of September 30, 2019
Carrying value per reportable segments			$270,712
Corporate level assets			11,012
Total assets			$281,724

Carrying value as of December 31, 2018	$202,257	$14,735	$216,992

Reconciliation to total assets of December 31, 2018
Carrying value per reportable segments			$216,992
Corporate level assets			9,207
Total assets			$226,199

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2019	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$5,787	$—	$5,787
Investment income on marketable securities	—	158	158
Total revenues	5,787	158	5,945
Segment operating expenses	1,830	11	1,841
Net realized gain upon sale of marketable securities	—	274	274
Net unrealized change in fair value of investment in marketable securities	—	1,254	1,254
Operating income - segments	$3,957	$1,675	$5,632

Three Months Ended September 30, 2018
Property related income	$4,991	$—	$4,991
Investment income on marketable securities	—	137	137
Total revenues	4,991	137	5,128
Segment operating expenses	1,598	14	1,612
Net realized gain upon sale of marketable securities	—	202	202
Net unrealized change in fair value of investment in marketable securities	—	(201)	(201)
Operating income - segments	$3,393	$124	$3,517

		Three Months Ended September 30,
Reconciliation to net income (loss)		2019	2018
Operating income - segments		$5,632	$3,517
General and administrative expenses		(459)	(421)
Advisory expenses		(1,014)	(542)
Depreciation		(1,342)	(1,163)
Amortization		(1,128)	(1,125)
Operating income		1,689	266
Interest expense		(1,138)	(1,014)
Net income (loss)		$551	$(748)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2019
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2019	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$17,113	$—	$17,113
Investment income on marketable securities	—	459	459
Total revenues	17,113	459	17,572
Segment operating expenses	5,435	30	5,465
Net realized gain upon sale of marketable securities	—	539	539
Net unrealized change in fair value of investment in marketable securities	—	3,609	3,609
Operating income - segments	$11,678	$4,577	$16,255

Nine Months Ended September 30, 2018
Property related income	$13,877	$—	$13,877
Investment income on marketable securities	—	346	346
Total revenues	13,877	346	14,223
Segment operating expenses	4,347	37	4,384
Net realized loss upon sale of marketable securities	—	(206)	(206)
Net unrealized change in fair value of investment in marketable securities	—	279	279
Operating income - segments	$9,530	$382	$9,912

		Nine Months Ended September 30,
Reconciliation to net income (loss)		2019	2018
Operating income - segments		$16,255	$9,912
General and administrative expenses		(1,480)	(1,405)
Advisory expenses		(1,946)	(1,211)
Depreciation		(3,988)	(3,326)
Amortization		(3,428)	(2,938)
Operating income		5,413	1,032
Interest expense		(3,627)	(2,802)
Net income (loss)		$1,786	$(1,770)

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
September 30, 2019
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

NOTE 16 — SUBSEQUENT EVENTS

On October 2, 2019, the Company disclosed that its board of directors declared a daily cash distribution equal to $0.00198517 per share of common stock (before adjustment for applicable class-specific fees) for all such shares of record on each day from October 1, 2019 through December 31, 2019. As of October 1, 2019, there were no Class N Shares outstanding.

On November 12, 2019, the board of directors of the Company, including a majority of the independent directors, approved the renewal of the Advisory Agreement by and among the Company, the Operating Partnership and RREEF America effective as of January 20, 2020 for an additional one-year term expiring January 20, 2021. The terms of the Advisory Agreement otherwise remain unchanged.

On November 13, 2019, we entered into a first amendment to our Wells Fargo line of credit agreement (the "Amendment"). The Amendment makes the following two changes to our Wells Fargo line of credit, both of which took effect on November 13, 2019: (1) for purposes of determining our maximum borrowing capacity, reduced the minimum debt yield from 10% to 9%; and (2) sets the maximum borrowing capacity of our Wells Fargo line of credit to $86,000 until the earlier of (a) (i) December 2, 2019, provided that our tenant at our Loudoun Gateway property has not exercised its option to terminate its lease, or (ii) the date that we provide Wells Fargo evidence that our tenant at our Loudoun Gateway property has elected not to exercise its option to terminate its lease; and (b) in the event that our tenant at our Loudoun Gateway property has validly exercised its option to terminate its lease, the date that we have paid the applicable minimum repayment amount to Wells Fargo as defined in the Wells Fargo line of credit agreement. Further, after the earlier of (a) and (b) under clause (2) above, our maximum borrowing capacity shall be determined in accordance with the terms of the Wells Fargo line of credit agreement.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires January 20, 2021.

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2019, we owned 13 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of September 30, 2019, our weighted average remaining lease term for active leases was 5.0 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2019:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	5	69.2
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	10	90.9
Retail Property
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.5
Providence Square(4)	Marietta, GA	222,805	26	100.0
Retail Total		442,486	44	98.9
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Industrial Total		549,829	5	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,462,446	59/138	97.3%

(1) Leased percentage is based on executed leases as of September 30, 2019, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2019, our real estate equity securities portfolio consisted of publicly-traded common stock of 37 REITs with a value of $19,247. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2019:

As of September 30, 2019, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Equinix, Inc.	8.0%
Prologis, Inc.	6.9
Welltower, Inc.	5.5
Equity Residential	5.2
Extra Space Storage, Inc.	4.8
Alexandria Real Estate Equities, Inc.	4.2
Simon Property Group, Inc.	4.0
Mid-America Apartment Communities, Inc.	3.9
Invitation Homes, Inc.	3.8
HCP, Inc.	3.7
Total	50.0%

Market Outlook

We believe this has been a pivotal year for U.S. real estate. On the surface, not much changed: according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in September 2019, total returns of 6.2% for the trailing four quarters ended September 30, 2019 were within the 6%-7% range that has prevailed since mid-2017. Fundamentals were stalwart, with NCREIF reporting in September 2019 that vacancies were holding near a 30-year low with net operating income (“NOI”) increasing 5% year-over-year based on a four-quarter moving average as of September 30, 2019. Yet, we believe favorable topline numbers masked sharp disparities: the gap between the best- and worst-performing sectors (industrial and retail, respectively) reached its widest level in 25 years, according to NCREIF in September 2019. NCREIF reporting in September 2019 further indicates that divergence was also notable across subsectors (e.g., garden and high-rise apartments) and geographies (e.g., San Francisco and New York).

We believe that real estate performance will remain buoyant and may even pick up somewhat over the next 12 months. Although trade disputes appear to have weighed on exports and business investment (25% of Gross Domestic Product, as reported by the Bureau of Economic Analysis in September 2019), we believe low unemployment and interest rates should underpin housing and consumer spending (70% of Gross Domestic Product, as reported by the Bureau of Economic Analysis in September 2019), sustaining occupational demand for real estate. Meanwhile, in our view construction should continue to gradually unwind from its moderate 2017 peak, according to CBRE Economic Analysis in September 2019. We therefore expect that vacancy rates will remain historically low, promoting sturdy NOI growth. Low interest rates may also attract additional capital into real estate from various sources, including levered private investors and yield-seeking institutions, fueling increased transaction activity and price appreciation.

In our view, the drop in interest rates that has helped to buffer our near-term outlook is also symptomatic of medium-term risks. While the yield curve recently steepened, as reported by the Federal Reserve, which is typical in the later stages of a cycle when the Federal Reserve loosens policy, if history is a guide, we believe the yield curve’s inversion through the summer raises the specter of a recession in one to two years. We believe a recession would lower property demand. Yet relative to past cycles, and indeed many investment alternatives, we feel that U.S. real estate appears well positioned to withstand adverse economic pressures thanks to a moderate supply pipeline (CBRE Economic Analysis, September 2019), reasonable valuations relative to interest rates (NCREIF, September 2019), and manageable debt burdens (Federal Reserve, September 2019).

In the near term, capital infusions stemming from low interest rates might temporarily suppress divergent performance trends. However, when the liquidity ebbs, disparities will ultimately reassert themselves, we believe, favoring property with robust underlying structural, rather than cyclical, drivers. This includes the industrial sector (supported by e-commerce) as well as technology- and growth-oriented markets.

Results of Operations

Through September 30, 2019, we have acquired 13 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Nine Months Ended September 30, 2019 and 2018

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and nine months ended September 30, 2019 and 2018. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2018, which for the three and nine months ended September 30, 2019 and 2018 are Miami Industrial, Elston Plaza and Providence Square. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Lease revenue
Lease revenue - same-store portfolio	$4,224	$4,293	$(69)	12,482	13,399	(917)
Lease revenue - non-same-store portfolio	1,189	375	814	3,497	375	3,122
Total lease revenue	5,413	4,668	745	15,979	13,774	2,205

Property operating expenses
Same-store portfolio	1,482	1,486	(4)	4,228	4,236	(8)
Non-same-store portfolio	348	112	236	1,207	111	1,096
Total property operating expenses	1,830	1,598	232	5,435	4,347	1,088

Net operating income
Same-store portfolio	2,742	2,807	(65)	8,254	9,163	(909)
Non-same-store portfolio	841	263	578	2,290	264	2,026
Total net operating income	3,583	3,070	513	10,544	9,427	1,117

Adjustments to lease revenue
Straight-line revenue	207	258	(51)	628	(53)	681
Above- and below-market lease amortization, net	193	91	102	583	233	350
Lease incentive amortization	(26)	(26)	—	(77)	(77)	—
Depreciation	(1,342)	(1,163)	(179)	(3,988)	(3,326)	(662)
Amortization	(1,128)	(1,125)	(3)	(3,428)	(2,938)	(490)
General and administrative expenses	(470)	(435)	(35)	(1,510)	(1,442)	(68)
Advisory fees	(1,014)	(542)	(472)	(1,946)	(1,211)	(735)
Interest expense	(1,138)	(1,014)	(124)	(3,627)	(2,802)	(825)

Marketable securities
Investment income on marketable securities	158	137	21	459	346	113
Net realized gain (loss) on marketable securities	274	202	72	539	(206)	745
Net unrealized change in fair value of marketable securities	1,254	(201)	1,455	3,609	279	3,330
Net income (loss)	$551	$(748)	$1,299	$1,786	$(1,770)	$3,556

Property Operations

Our total lease revenue and total property operating expenses for the three and nine months ended September 30, 2019 increased compared to those from the same periods in 2018 primarily due to the acquisition of Miami

Industrial and Elston Plaza during the year ended December 31, 2018, and the acquisition of Providence Square in September 2019. Our total same-store net operating income for the three and nine months ended September 30, 2019 and 2018 reflects eight of the 13 properties in the portfolio. Lease revenue for the nine months ended September 30, 2019 decreased from the same period in 2018 primarily due to one-time income of $742 related to the modification of the lease with Gateway One Lending and Finance at Anaheim Hills Office Plaza. The $742 was collected in February 2018 but was recognized under GAAP on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. The lease with Gateway One Lending and Finance naturally expired on January 31, 2019, additionally contributing to lower lease revenue in the 2019 period compared to the 2018 period. Lease revenue for the three months ended September 30, 2019 decreased from the same period in 2018 due to vacancy at Anaheim Hills Office Plaza. Two new leases have commenced at this property, both of which were in a free rent period during third quarter of 2019. The decreases in same-store lease revenues during the 2019 periods referred to above were partially offset by higher lease revenues from certain leases renewed at higher rental rates as well as leases with contractually stepped up rents.

Same-store property operating expenses for the three and nine months ended September 30, 2019 decreased slightly from the same periods in 2018 primarily due to decreased utilities at Allied Drive and Loudoun Gateway, and decreased third party management fees at Anaheim Hills Office Plaza.

Straight-Line Revenue

The change in straight-line revenue for the three and nine months ended September 30, 2019 compared to the 2018 period was due to the aforementioned $742 of lease modification income received from Gateway One Lending and Finance in February 2018 which was recognized on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. For the three months ended September 30, 2019, the decrease was partially offset by additional straight-line revenue from the acquisitions of Miami Industrial and Elston Plaza during the year ended December 31, 2018 and Providence Square in September 2019.

Lease Intangible Amortization

During the three and nine months ended September 30, 2019, the net amount of above- and below-market lease amortization is higher than the same period in 2018 primarily due to the acquisitions of Miami Industrial, Elston Plaza and Providence Square. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2019 period as a result of the acquisitions of Miami Industrial, Elston Plaza and Providence Square.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the nine months ended September 30, 2019 increased from the same period in 2018 primarily due to the grant of Class I shares to our independent directors, a portion of which vested immediately upon grant, resulting in share-based compensation expense of $120 for the nine months ended September 30, 2019. This increase was partially offset by decreases in audit fees, professional fees and travel costs. For the three months ended September 30, 2019, the increase from the same period in 2018 is due to higher legal fees, higher appraisal fees, and independent director share-based compensation.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three and nine months ended September 30, 2019 and 2018, the advisory fee was comprised of fixed and performance components. The fixed component of the advisory fee was higher in the 2019 period compared to the 2018 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and nine months ended September 30, 2019 and 2018, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rata basis as applicable. We accrued a performance component of $550 and $700 for the three and nine months ended September 30, 2019, respectively, and $210 and $300 for the three and nine months ended September 30, 2018, respectively.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2019 over the same periods in 2018 was primarily due to a greater weighted average outstanding aggregate balance on our fixed rate loans. We originated a $6,950 loan on Wallingford Plaza with a fixed interest rate of 4.56% in December 2018, a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, and a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was $108,639 at 3.92% and $91,938 at 3.50% for the nine months ended September 30, 2019 and 2018, respectively. An increase in the 1-month LIBOR resulted in our all-in interest rate on our Wells Fargo line of credit averaging 4.0% and 3.5% for the nine months ended September 30, 2019 and 2018, respectively, contributing to the increase in our overall weighted average interest rate for the two periods.

For the three months ended September 30, 2019 and 2018, the increase in our fixed rate loans as noted above was partially offset by a decrease in our weighted average outstanding balance on our line of credit. As a result of the aforementioned activities, our outstanding loan balance as of September 30, 2019 consisted of 61% fixed rate loans and 39% floating rate loans.

The overall increase in interest expense was partially offset by decreased amortization of loan financing costs. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The increase in investment income for the three and nine months ended September 30, 2019 compared to the 2018 periods is primarily due to the larger investment basis as we made additional investments into our securities portfolio at various times during 2018. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our marketable securities portfolio exhibited strong performance during the first three quarters of 2019, riding the upward trend in the equities markets, supported by recent interest rate reductions by the Federal Reserve. As a result, our marketable securities portfolio has experienced net realized and unrealized gains for the three and nine months ended September 30, 2019.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2019:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$311,361	$22.84	$23.02	$22.88	$22.99
Investments in real estate equity securities (2)	19,247	1.41	1.42	1.41	1.42
Other assets, net	6,401	0.48	0.45	0.49	0.47
Line of credit	(52,300)	(3.84)	(3.87)	(3.84)	(3.86)
Mortgage loans payable	(81,561)	(5.98)	(6.03)	(5.99)	(6.02)
Other liabilities, net	(6,441)	(0.48)	(0.47)	(0.48)	(0.48)
Net asset value	$196,707	$14.43	$14.52	$14.47	$14.52
Note: Class D shares were first issued on June 25, 2019. No Class N shares were outstanding as of September 30, 2019.

(1)	The value of our investments in real estate was approximately 11.6% more than their historical cost.

(2)	The value of our investments in real estate securities was approximately 23.8% more than their historical cost.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2019.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$115,438	$8.48	$8.51	$8.50	$8.49
Plus:
Unrealized gain on real estate investments	32,472	2.38	2.40	2.39	2.40
Accumulated depreciation	20,181	1.48	1.49	1.48	1.49
Accumulated amortization	19,515	1.43	1.44	1.43	1.44
Deferred costs and expenses, net	11,865	0.86	0.88	0.87	0.90
Less:
Deferred rent receivable	(2,764)	(0.20)	(0.20)	(0.20)	(0.20)
Net asset value	$196,707	$14.43	$14.52	$14.47	$14.52
Note: Class D shares were first issued on June 25, 2019. No Class N shares were outstanding as of September 30, 2019.

With respect to the unrealized gain on real estate investments reflected above, as of September 30, 2019, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of September 30, 2019. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.57%	6.92%
Retail properties	6.50%	6.09%
Industrial properties	6.20%	5.62%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.9% and 2.1%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of September 30, 2019 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.0%, 2.4% and 2.9%, respectively.

The deferred costs and expenses of $11,865 includes amounts that are initially excluded from the NAV calculation. This includes $7,500 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of September 30, 2019, because (1) certain amounts payable to our advisor as of September 30, 2019 were recorded as assets and as such have no impact on our NAV as of September 30, 2019, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated April 25, 2016 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $5,326 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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

Funds from Operations and Modified Funds from Operations

We believe that funds from operations, or FFO, FFO as adjusted and modified funds from operations, or MFFO, in combination with net income or loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$551	$(748)	$1,786	$(1,770)

Real estate related depreciation	1,342	1,163	3,988	3,326
Real estate related amortization	1,128	1,125	3,428	2,938
NAREIT defined FFO	3,021	1,540	9,202	4,494
Net unrealized change in fair value of investments in marketable securities	(1,254)	201	(3,609)	(279)
FFO as adjusted	1,767	1,741	5,593	4,215

Additional adjustments:
Straight line rents, net	(207)	(258)	(628)	53
Amortization of above- and below-market lease intangibles, net	(193)	(91)	(583)	(233)
Amortization of lease incentive	26	26	77	77
IPA defined MFFO	$1,393	$1,418	$4,459	$4,112

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2019, our maximum borrowing capacity was $82,954, our outstanding balance was $52,300 and our weighted average interest rate was 3.64%.

On November 13, 2019, we entered into a first amendment to our Wells Fargo line of credit agreement (the "Amendment"). The Amendment makes the following two changes to our Wells Fargo line of credit, both of which took effect on November 13, 2019: (1) for purposes of determining our maximum borrowing capacity, reduced the minimum debt yield from 10% to 9%; and (2) sets the maximum borrowing capacity of our Wells Fargo line of credit to $86,000 until the earlier of (a) (i) December 2, 2019, provided that our tenant at our Loudoun Gateway property has not exercised its option to terminate its lease, or (ii) the date that we provide Wells Fargo evidence that our tenant at our Loudoun Gateway property has elected not to exercise its option to terminate its lease; and (b) in the event that our tenant at our Loudoun Gateway property has validly exercised its option to terminate its lease, the date that we have paid the applicable minimum repayment amount to Wells Fargo as defined in the Wells Fargo line of credit agreement. Our tenant at our Loudoun Gateway property has an option, at its sole discretion, to terminate its lease with respect a single floor of the property, Further, after the earlier of (a) and (b) under clause (2) above, our maximum borrowing capacity shall be determined in accordance with the terms of the Wells Fargo line of credit agreement.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2019, we were in compliance with all covenants.

On March 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement providing for a $14,500 fully non-recourse loan with Nationwide Life Insurance Company, or Nationwide, secured by The Flats at Carrs Hill, our 138 unit student housing apartment property in Athens, Georgia, which we refer to as the Flats Nationwide loan. The interest rate for the Flats Nationwide loan is fixed at 3.63% with interest-only payments for the full term of the loan. The maturity date of the Flats Nationwide loan is March 1, 2026 with no extension options. The Flats Nationwide loan permits voluntary prepayment of the full amount of the loan at any time subject to payment of the applicable prepayment premium, which is (a) the greater of a yield maintenance calculation or 1.0% of the principal amount outstanding for prepayments occurring up to and including the 96th month of the term, (b) 2.0% of the principal amount outstanding for prepayments occurring during months 97 through 102 of the term, or (c) 1.0% of the principal amount outstanding for prepayments occurring during months 103 through 114 of the term. The Flats Nationwide loan is prepayable at par during the last six months of the term. Additionally, the Flats Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the loan. Proceeds of $14,500 were applied to our initial Wells Fargo line of credit that was originated in March 2015. Prior to closing of the Flats Nationwide loan, The Flats at Carrs Hill served as additional collateral under the initial Wells Fargo line of credit.

On December 1, 2016, we, through an indirect wholly-owned subsidiary as borrower, entered into a credit agreement with Hartford Life Insurance Company, or Hartford. Proceeds of $13,000 obtained from Hartford were used to repay outstanding balances under the initial Wells Fargo line of credit, thereby releasing Commerce Corner from the initial Wells Fargo line of credit. The Hartford loan is a secured, fully non-recourse loan with a term of seven years and no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. As of September 30, 2019, the outstanding balance on the Hartford loan was $12,811. The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium, which is (a) equal to a yield maintenance calculation for prepayments occurring from the beginning of the 19th month of the term up to and including the 60th month of the term, or (b) 1.0% of the principal amount outstanding for prepayments occurring during months 61 through 72 of the term. The Hartford Loan is prepayable at par during the last twelve months of the term. Additionally, the Hartford Loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Hartford's sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding balance of the Hartford Loan.

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

On September 16, 2019, in connection with the acquisition of Providence Square, we, through an indirect wholly owned subsidiary as borrower, entered into a credit agreement with Nationwide for a $29,700 secured, fully non-recourse loan, which we refer to as the Providence Nationwide loan. The Providence Nationwide loan has a term of ten years with no extension options. The Providence Nationwide loan carries a fixed interest rate of 3.67% with interest-only payments for the entire term. The Providence Nationwide loan permits voluntary prepayment of the full amount of the outstanding balance subject to payment of the applicable prepayment premium, which is equal to (a) the greater of a yield maintenance calculation or 1% of the principal balance for prepayments occurring during the first seven years of the term, (b) 2% of the principal balance for prepayments occurring during the eighth year of the term, or (c) 1% of the principal balance for prepayments occurring during the ninth year of the term. The Providence Nationwide loan can be prepaid at par during the tenth year of the term. Additionally, the Providence Nationwide loan contains a one-time option to be assumed by a new borrower subject to satisfaction, in Nationwide’s sole discretion, of specified conditions and payment of a fee equal to 1% of the outstanding balance of the Providence Nationwide loan.

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

Also pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2019, we owed $56 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2019, we raised $221,713 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $8,950 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2019, our total operating expenses (as defined in our charter) were $4,514, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our former dealer manager incurred certain bona fide offering expenses in connection with the distribution of our shares for which our former dealer manager was fully repaid in July 2016. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,975 in organization and offering costs and $5,229 in operating expenses. The total organization and offering costs paid by our advisor and the former dealer manager did not cause us to exceed the 15% limitation as of September 30, 2019 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to the follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from our follow-on offering. As of September 30, 2019, our total organization and offering costs incurred with respect to the follow-on offering did not exceed the 15% limitation for the follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2019 and 2018 was $4,797 and $4,311, respectively. The increase in cash flow from operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to additional operating cash flows from our 2018 and 2019 acquisitions, offset by decreased operating cash flow at Anaheim Hills Office Plaza due to vacancies. These net increases were partially offset by higher debt service costs in 2019 as a result of our higher average outstanding debt balances.

Cash flow used in investing activities during the nine months ended September 30, 2019 and 2018 was $56,649 and $26,344, respectively. During the 2019 period, we acquired Providence Square for $55,061 less prorations of $114 (see “Portfolio Information - Real Estate Property Portfolio” above). During the 2018 period, we acquired Miami Industrial for $20,842 less prorations of $223. In 2019 we paid approximately $1,263 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvements of only $103 in the 2018 period. During the 2019 period we did not invest additional capital into our real estate securities portfolio, however, during 2018, we invested an additional $5,300.

Cash flow provided by financing activities was $52,158 for the nine months ended September 30, 2019. We received proceeds of $47,777 in our offerings and paid $2,490 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2019 were $3,265. Of the total distributions declared for the nine months ended September 30, 2019, $2,874 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2019 that resulted in payments by us of $4,185, after deductions for any applicable 2% short-term trading discounts. We originated $47,300 in property specific loans from State Farm on Elston Plaza and Nationwide on Providence Square, and used the proceeds along with proceeds from our offerings to repay $52,819 against our outstanding balance on the Wells Fargo line of credit. In connection with these new loans we paid $471 in financing costs. We borrowed $20,500 from our Wells Fargo line of credit during 2019, of which $18,300 was utilized to acquire Providence Square. Additionally, we made principal payments on the Hartford Loan of $189 which requires monthly principal payments beginning in January 2019.

Cash flow provided by financing activities was $23,113 for the nine months ended September 30, 2018. We received proceeds of $30,376 in our offerings and paid $2,976 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2018 were $2,488. Of the total distributions declared for the nine months ended September 30, 2018, $2,013 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2018 that resulted in payments by us of $5,517, after deductions for any applicable 2% short-term trading discounts. We also borrowed $19,900 from our Wells Fargo line of credit to acquire Miami Industrial, and we made net repayments of $15,500 against our outstanding balance on the Wells Fargo line of credit. Lastly, we amended and restated the Wells Fargo line of credit and added Miami Industrial to the Wells Fargo line of credit, and in relation thereto paid $682 in financing costs.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924	$0.00197058
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$3,343
Distributions reinvested	841	954	1,079	2,874
Distributions declared	$1,841	$2,059	$2,317	$6,217

Net Cash Provided by Operating Activities:	$789	$1,704	$2,304	$4,797

Funds From Operations:	$4,083	2,098	$3,021	$9,202

For the nine months ended September 30, 2019, our distributions were covered 77.2% by cash flow from operations and 22.8% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” we adopted ASU 2016-01 effective January 1, 2018, which impacted our FFO by including within FFO, as defined by NAREIT, the net unrealized change in fair value of our investments in marketable securities. For the three and nine months ended September 30, 2019, the net unrealized change in fair value of our investments in marketable securities was $1,254 and $3,609, respectively. Without this net unrealized change in fair value, our FFO for the three and nine months ended September 30, 2019 would have been $1,767 and $5,593, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and nine months ended September 30, 2019 and 2018.

The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the most recent quarterly report on Form 10-Q. For the nine months ended September 30, 2019, certain of our critical accounting policies were updated pursuant to adoption of certain Accounting Standards Updates, as further described in Note 2, (“Summary of Significant Accounting Policies”) to our consolidated financial statements included in this quarterly report on Form 10-Q.

Certain Accounting Pronouncements Effective in the Future

We refer you to Note 2 (“Summary of Significant Accounting Policies”) to our consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of the potential impact on us from certain accounting pronouncements that become effective in the future.

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

Off Balance Sheet Arrangements

As of September 30, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2019, we had $52,300 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.6%, representing approximately a 38.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $262 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case,i may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2019, we owned marketable securities with a value of $19,247. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2019 would result in a change of $1,925 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2019, there were no material pending legal proceedings.
ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

No unregistered sales of our common stock occurred during the three months ended September 30, 2019.

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

Three Months Ended September 30, 2019	Shares	Weighted Average Share Price
Class A	42,136	$14.35
Class I	41,101	14.44
Class T	10,468	14.47
Class D	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of September 30, 2019, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2019	14,132	$14.38	14,132	(1)
August 1 - August 31, 2019	11,036	$14.36	11,036	(1)
September 1 - September 30, 2019	68,537	$14.42	68,537	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed in a Current Report on Form 8-K:

Amendment to Wells Fargo Line of Credit

On November 13, 2019, we entered into a first amendment to our Wells Fargo line of credit agreement (the “Amendment”). The Amendment makes the following two changes to our Wells Fargo line of credit, both of which took effect on November 13, 2019: (1) for purposes of determining our maximum borrowing capacity, reduced the minimum debt yield from 10% to 9%; and (2) sets the maximum borrowing capacity of our Wells Fargo line of credit to $86,000 until the earlier of (a) (i) December 2, 2019, provided that our tenant at our Loudoun Gateway property has not exercised its option to terminate its lease, or (ii) the date that we provide Wells Fargo evidence that our tenant at our Loudoun Gateway property has elected not to exercise its option to terminate its lease; and (b) in the event that our tenant at our Loudoun Gateway property has validly exercised its option to terminate its lease, the date that we have paid the applicable minimum repayment amount to Wells Fargo as defined in the Wells Fargo line of credit agreement.  Further, after the earlier of (a) and (b) under clause (2) above, our maximum borrowing capacity shall be determined in accordance with the terms of the Wells Fargo line of credit agreement.

The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment, a copy of which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Renewal of Advisory Agreement

We previously entered into that certain Amended and Restated Advisory Agreement dated as of January 20, 2016 (the “Advisory Agreement”) with RREEF Property Operating Partnership, LP, our operating partnership, and RREEF America L.L.C., our affiliated external advisor. On November 12, 2019, our board of directors approved the renewal of the Advisory Agreement effective as of January 20, 2020 for an additional one-year term expiring January 20, 2021. The terms of the Advisory Agreement otherwise remain unchanged.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*+	Purchase and Sale Agreement, dated August 8, 2019, by and between 4101 Roswell Road (Marietta), LLC and RREEF America L.L.C.
10.2*	Assignment and Assumption of Purchase and Sale Agreement, dated September 16, 2019, by and between RREEF America L.L.C. and RPT Providence Square, LLC.
10.3*	Loan Agreement, dated September 16, 2019, by and between Nationwide Life Insurance Company and RPT Providence Square, LLC.
10.4*	Indemnity Agreement, dated September 16, 2019, by and between Nationwide Life Insurance Company and RPT Providence Square, LLC.
10.5*
First Amendment to Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated November 13, 2019, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudon Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Certain identified confidential information has been redacted from this exhibit because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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

Date: November 14, 2019