Form 10-K
period 2019-12-31
RREEF Property Trust, Inc.
filed 2020-03-05
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-55598
_____________________________________________________________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

875 Third Avenue, 26th Floor, New York , NY 10022	(212) 454-4500
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
None
Securities registered pursuant to section 12(g) of the Act

Class A Common Stock, $.01 par value	Class I Common Stock, $.01 par value	Class T Common Stock, $.01 par value
Class N Common Stock, $.01 par value		Class D Common Stock, $.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of February 29, 2020, the registrant had 3,822,113 shares of Class A common stock, $.01 par value, outstanding, 10,190,232 shares of Class I common stock, $.01 par value, outstanding, 983,121 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, and no Class N shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2019

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•our ability to raise and effectively deploy proceeds from our public and private offerings;
•changes in economic conditions generally and the real estate and securities markets specifically;
•legislative or regulatory changes (including changes to the laws governing the taxation of REITs);
•the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;
•our ability to access sources of liquidity when we have the need to fund redemptions of common stock in excess of the proceeds from the sales of shares of our common stock in our continuous offering and the consequential risk that we may not have the resources to satisfy redemption requests; and
•changes to accounting principles generally accepted in the United States (“GAAP”).

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

PART I
ITEM 1. BUSINESS

Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and apartment properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2019, we owned fourteen properties, including one medical office property and one student housing property (a subset of apartment) located in eight states, comprising 1,672,767 rentable square feet. As of December 31, 2019, these properties were 98% leased. As of December 31, 2019, we owned a real estate securities portfolio with a fair value of $21,245.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. We are the sole general partner of the Operating Partnership and originally contributed $199 to the Operating Partnership in exchange for our general partner interest. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary, which originally contributed $1 to the Operating Partnership. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America, together with its affiliates in Europe and Asia, comprise the global real estate investment business of DWS Group GmbH & Co. KGaA (together with its subsidiaries, "DWS"), a German partnership limited by shares and an indirect majority owned subsidiary of Deutsche Bank AG ("Deutsche Bank"), a publicly listed banking corporation organized under the laws of Germany.
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
Our Offerings
On January 3, 2013, pursuant to a registration statement on Form S-11 (File No. 333-180356) filed under the Securities Act (the “Initial Registration Statement”), we commenced our initial public offering on a “best efforts” basis of a maximum of $2,500,000 in shares of our common stock (the “Initial Public Offering”). Of this amount, we offered up to $2,250,000 to the public in shares in our primary offering and up to $250,000 in shares to our stockholders pursuant to our distribution reinvestment plan.

On January 15, 2016, we amended our charter to add a new class of our common stock, Class D. On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Private Placement”). The Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act and other applicable exemptions.

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

On February 1, 2016, we filed a post-effective amendment to the Initial Registration Statement that, among other things, reflected the renaming of our Class B common stock to Class I and added our Class T common stock to the Initial Public Offering. The SEC declared that post-effective amendment effective on February 9, 2016. On July 1, 2016, our initial public offering terminated.

On July 12, 2016, the SEC declared our registration statement on Form S-11 (File No. 333-208751) effective (the "Follow-On Registration Statement"). Pursuant to the Follow-On Registration Statement, we offered for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for our follow-on offering (the "Follow-On Public Offering").

On January 8, 2020, our Follow-on Public Offering terminated and the SEC declared our registration statement on Form S-11 (File No. 333-232425) effective (the "Second Follow-On Registration Statement"). Pursuant to the Second Follow-On Registration Statement, we are offering for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N common stock for our second follow-on offering (the "Second Follow-On Public Offering").

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

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Second Follow-On Public Offering at any time and to extend the Second Follow-On Public Offering's term to the extent permissible under applicable law.

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies and (3) debt backed principally by real estate. Our real property portfolio will be diversified in investable and target markets across the United States as selected by our advisor and will consist primarily of office, industrial, retail and apartment property types. The actual percentage of our portfolio that is invested in office, industrial, retail and apartment property sectors may fluctuate due to market conditions and investment opportunities. DWS investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. DWS target markets are a subset of the investable market universe in which DWS forecasts strong economic and real estate fundamentals and DWS believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-

adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
We expect to maintain a level of liquid assets primarily in cash and real estate equity securities, in addition to a revolving line of credit, as a source of funds to meet redemption requests and satisfy other liquidity needs.
Our primary investment objectives are:
•to generate an attractive level of current income for distribution to our stockholders;
•to preserve and protect our stockholders’ capital investments;
•to achieve appreciation of our NAV; and
•to enable stockholders to allocate a portion of their diversified, long-term investment portfolios to real estate as an alternative asset class.

We cannot assure investors that we will attain our investment objectives.
Our board of directors is comprised of a majority of directors who are independent from us, our advisor and its affiliates. Our board of directors, including our independent directors, reviews our investment portfolio on a quarterly basis. In addition, our board of directors has adopted investment guidelines which set forth, among other things, our portfolio allocation targets, guidelines for investing in our targeted property types and investment policies restricting certain types of investments, all of which we describe in more detail below. Our board of directors reviews the investment guidelines on an annual basis or more frequently as it deems appropriate. Changes to our investment guidelines must be approved by our board of directors, including a majority of our independent directors. Our board of directors may revise our investment guidelines without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of holders of a majority of the outstanding shares entitled to vote, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders and are permitted to be made without stockholder approval under Maryland law and our charter.
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
During the period until we have raised substantial proceeds in the offerings and acquired a diversified portfolio of our target investments, which we refer to as our “pre-stabilization period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result,during our pre-stabilization period, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from our offerings and borrowings.
Following stabilization, we will seek to invest:
•up to 80% of our net assets in properties;
•up to 35% of our net assets in real estate equity securities;

•up to 15% of our net assets in real estate loans; and
•up to 10% of our net assets in cash, cash equivalents and other short-term investments.

Following stabilization, we believe that the size of our portfolio of investments should be sufficient for our advisor to adhere more closely to our allocation targets, although we cannot predict how long our pre-stabilization period will last and cannot provide assurances that we will be able to raise sufficient proceeds in our offerings to accomplish this objective. Notwithstanding the foregoing, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements or redemption requests.

Acquisition and Investment Policies
Real Estate Properties
We intend to invest up to 80% of our net assets in a diversified portfolio of high quality, income-producing commercial real estate properties diversified across office, industrial, retail and apartment property types. We believe that our advisor’s significant experience acquiring, managing and exiting real property investments across all of our targeted property types in various U.S. real estate markets will be beneficial to achieving our investment goals and objectives.

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of September 30, 2019, our advisor managed approximately $26.1 billion in real property in the Americas comprised of 296 properties and approximately 103.7 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

We generally invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, as further described under “—Value-Add Opportunities.”

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
Geographic Diversification
We generally invest in properties in the largest metropolitan areas in the United States, classified into our target and investable markets. Our advisor's research group produces forecasts for all of the major real estate markets that pass a set of screening criteria used to define the most attractive target real estate investment markets. Research specialists for the office, industrial, retail and apartment sectors have designed appropriate models for assessing supply and demand in the major target submarkets for investment in these metropolitan areas. Demand models are based upon economic and employment forecasts provided by our advisor's economists. The purpose of forecasting market behavior is to determine which of the target markets (and property sectors therein) are likely to outperform over the forecasted period in order to determine views on active tactical weighting of a portfolio.

Description of Leases
In general, we seek a favorable mix of tenants in our properties to achieve greater economic diversification than is afforded by geographic and property type considerations alone. We will strive to maintain a stable blend of national creditworthy tenants and creditworthy regional and local tenants. Tenancy diversification criteria will be applied at the property level as well as at the portfolio level.
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
Real Estate Underwriting Process
Our property acquisitions are sourced by our advisor's real estate transactions group, which has offices strategically located in San Francisco, Chicago and New York. The acquisitions professionals of our advisor spend a majority of their time sourcing, evaluating, and closing transactions. These professionals are organized along regional lines with specific markets and regions of coverage.
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

After sourcing a potential acquisition and performing an initial analysis, the transactions group presents the potential transaction to the Americas Investment Committee. The Americas Investment Committee has responsibility for screening and approving each potential real property investment as well as investments in real estate loans. Once deal terms are agreed with a seller, the opportunity is first presented to the program or account that has the highest priority position on the rotation priority list. See "Conflicts of Interest—Certain Conflict Resolution Measures—Allocation of Investment Opportunities" below for further detail. If we have the highest priority position, and the acquisition is deemed appropriate for our portfolio and merits future investigation, then the Americas Investment Committee, including our CEO and lead portfolio manager, formally allocates the investment to us. At this point the acquisition is approved to move forward and due diligence is commenced.
Due Diligence
Our advisor performs a comprehensive due diligence review on each property that it proposes to purchase on our behalf. As part of this review, our advisor will obtain an environmental site assessment, which at a minimum includes a Phase I assessment, and structural condition reports. Our advisor will propose to purchase a property only if our advisor is satisfied with the physical and environmental status of the property as well as the property’s tenancy. Our advisor will also perform tax due diligence on the property to ensure that any purchased asset will not adversely affect our ability to maintain our qualification as a REIT for federal income tax purposes. In addition, our advisor will generally seek to condition our obligation to acquire the property on the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•surveys;
•evidence of marketable title;
•title and liability insurance policies;
•asbestos, soil, physical, structural and engineering reports;
•evidence of compliance with zoning, the Americans with Disabilities Act, and fair housing laws;
•tenant leases and other relevant legal documents; and
•financial statements covering recent operations of properties having operating histories.

Disposition Policies
We anticipate that we will hold most of our properties for an extended period. However, we may determine to sell a property before the end of its anticipated holding period. We will monitor each investment within the portfolio and the overall portfolio composition for appropriateness in meeting our investment objectives. Our advisor may determine to sell a property before the end of its anticipated holding period if:
•an opportunity arises to enhance overall investment returns by reallocating capital through sale of the property to a more attractive investment;
•there are diversification benefits associated with disposing of the property and rebalancing our investment portfolio;
•in the judgment of our advisor, the value of the property might decline or the property may underperform;
•the property was acquired as part of a portfolio acquisition and does not meet our investment guidelines;
•we need to generate liquidity to satisfy redemption requests, to pay distributions to our stockholders or for working capital; or
•in the judgment of our advisor, the sale of the property is otherwise in our best interest.

Generally, we will reinvest proceeds from the sale, financing or other disposition of properties in a manner consistent with our investment strategy, although we may be required to distribute such proceeds to the stockholders in order to comply with REIT requirements or in other instances.

Real estate investments, including high quality properties in good markets, are relatively illiquid because it can take a significant amount of time to market a property, locate one or more buyers, negotiate the sale and satisfy the conditions leading up to closing. This is true even for high-quality properties. As a result, it could be difficult for us to promptly sell one or more of our properties on favorable terms.
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
Joint Venture Investments
We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks related to the involvement of a third party, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Joint Venture and Co-ownership Arrangements with Affiliates
Subject to approval by our board of directors and the separate approval of our independent directors, we may invest in properties and assets jointly with advisory clients of our advisor and its affiliates, as well as third parties. Joint ownership of properties, under certain circumstances, may involve conflicts of interest. Examples of these conflicts include:
•such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including goals relating to the financing, management, operation, leasing or sale of properties held in the joint venture or the timing of the termination and liquidation of the venture;
•such partners or co-investors may be in a position to take action contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;
•under joint venture or other co-investment arrangements, neither co-venturer or co-investor may have the power to control the venture or co-investment and, under certain circumstances, an impasse could result and this impasse could have an adverse impact on the joint venture or co-investment, which could adversely impact the operations and profitability of the joint venture or co-investment and/or the amount and timing of distributions we receive from such joint venture or co-investment; and
•under joint venture or other co-investment arrangements, each joint venturer or co-investor may have a buy/sell right and, as a result of the exercise of such a right, we may be forced to sell our interest, or buy a co-venturer’s interest, at a time when it would not otherwise be in our best interest to do so.

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

Development Opportunities

We do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning. However, we may invest in these types of properties if we believe that attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-added programs. In addition, we may acquire vacant land parcels if such acquisitions are incidental to, and in concert with, the acquisition of core, well-leased investments. Further, we may acquire vacant land parcels adjacent to properties we already own if such vacant land parcels represent a value-add opportunity to enhance the returns of the adjacent investments. Investments in development assets are included in, and subject to, the 15% value-added cap described in the "Value-Add Opportunities" section above. We are permitted to undertake speculative development at or adjacent to properties we own.

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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2019, the DWS Real Estate Securities team was comprised of 17 professionals who manage approximately $10.1 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Real Estate Equity Securities - Investment Decision Process
The DWS Real Estate Securities two-step investment process is summarized as follows:
•The sector allocation process results in overweighting, underweighting or market weighting the property type sectors.
•Stock selection is the result of detailed underwriting of each company’s real estate portfolio as well as other quantitative and qualitative factors that impact value. This leads to a forecast of total return for each individual company in our investment universe.
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
Our investment universe encompasses over 100 property companies in the United States with a total market capitalization of over $800 billion. We are focused on companies that derive the majority of their operating income or asset base from commercial real estate (apartments, office, industrial, storage, hotels, retail, net lease, data centers and specialty purposes). Operating and capital efficiency are critically important to a successful real estate company and hence we typically focus on companies with large, high quality asset bases. If there are securities outside of the benchmark that meet these criteria we would therefore include them as part of our investable universe.

Sale of Real Estate Equity Securities
DWS Real Estate Securities may choose to sell a security for a variety of reasons, including but not limited to the following:
•the security is not fulfilling its investment purpose;
•DWS Real Estate Securities determines that the security has reached its optimum valuation; or
•a particular company’s condition or general economic conditions have changed.

Sell decisions are triggered most commonly by one of the following occurrences:
•An individual security's market price increases towards its intrinsic value, deeming its relative valuation less attractive to its peer group.
•DWS Real Estate Securities' cash flow expectations change due to changes in the fundamental outlook for a specific market and/or property type, resulting in a decline in our estimation of intrinsic value and thereby lowering our expected return.
•The required return DWS Real Estate Securities applies within its discounted cash flow is increased based on either new transaction data or a general increase in risk premiums across debt capital markets, resulting in a decline in its estimation of intrinsic value and lowering our expected return.
•DWS Real Estate Securities' outlook for an alternative sector results in an allocation shift away from a given sector, and therefore it must sell down one sector to fund a more attractive sector.

Investing in and Originating Real Estate Loans
We may invest up to 15% of our net assets in real estate loans. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to invest in will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS"). We have not invested in real estate loans to date. The criteria that our advisor will use in investing in real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of five professionals with long-term experience in originating, underwriting, investing in and managing mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate-related assets across various property types.
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
We may invest in mortgage loans that permit us to participate in the revenues from or appreciation of the underlying property consistent with the rules applicable to qualification as a REIT. These participations will let us receive additional interest, usually calculated as a percentage of the gross income the borrower receives from operating, selling or refinancing the property above cost. We may also receive an option to buy an interest in the property securing the participating loan. If the nature of the underlying property is not consistent with the rules applicable to qualification as a REIT, we may assign participation rights to a taxable REIT subsidiary to avoid prohibited transaction exposure.
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

The securitization process for CMBS is governed by one or more nationally recognized rating agencies, including Fitch, Moody’s and Standard & Poor’s, which determine the respective bond class sizes, generally based on a sequential payment structure commonly referred to as a “waterfall.” Bonds that are rated from AAA to BBB by the rating agencies are considered “investment grade.” Bond classes that are subordinate to the BBB class, including unrated bond classes, are considered below investment grade, and are often collectively referred to as the “B-piece” of a CMBS securitization transaction. The respective bond class sizes are determined based on the review of the underlying collateral by the rating agencies. The payments received from the underlying loans are used to make the payments on the securities. Based on the sequential payment priority, the risk of nonpayment for the AAA securities is lower than the risk of nonpayment for the non-investment grade bonds. Accordingly, the AAA class is typically sold at a lower yield compared to the non-investment grade classes that are sold at higher yields. Due to its lower credit ratings and higher risk, successful investing in B-piece debt requires thorough and detailed loan-level due diligence (similar to loan origination), which we believe reduces the competition among potential buyers and presents an opportunity for us to benefit from the experience of our management team and the resources available to it. In addition, B-piece buyers generally have strong negotiating leverage in a CMBS securitization transaction, which may be utilized to favorably influence the structure of the transaction and reject undesirable loans. We may invest in CMBS which are rated AAA through BBB as well as CMBS that are considered below investment grade or are unrated.
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
We may not invest in individual commercial real estate loans or preferred equity (excluding any investments in mortgage pools, commercial mortgage-backed securities or residential mortgage-backed securities) unless an appraisal is obtained concerning the underlying property, except for mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines the need, and in all cases in which the transaction is with our advisor, any of our directors or any of their affiliates, an appraisal shall be obtained from an independent appraiser. We will maintain the appraisal in our records for at least five years and it will be available for inspection and duplication by common stockholders. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage, as well as title insurance appropriate for mezzanine loans.
We also may not invest in mortgage loans that are subordinate to any lien or other indebtedness of our sponsor, any of our directors, our advisor or our affiliates. Additionally, we may not make or invest in mortgage loans, mezzanine loans or preferred equity, including construction loans but excluding any investment in commercial mortgage-backed securities or residential mortgage-backed securities, on any one real property if the aggregate amount of all loans on such real property would exceed an amount equal to 85% of the appraised value of such real property as determined by appraisal unless substantial justification exists because of the presence of other underwriting criteria.
We will not invest in mortgage pools, commercial mortgage-backed securities and residential mortgage-backed securities in which the underlying mortgages exceed an amount equal to 85% of the value of the underlying assets, and in which appraisals have not been obtained on the underlying assets.
Real Estate Loans - Investment Decision Process
In evaluating prospective commercial real estate loans, our advisor will consider factors including, but not limited to, the following:
•conducting site visits;
•understanding submarket, regional and property market trends as well as the general economic climate;

•reviewing the reputation, track record, financial condition, creditworthiness and objectives of the deal sponsor and guarantor;
•meeting key personnel of the deal sponsor;
•performing property analysis, valuation and assessment of potential investment returns;
◦current and projected cash flow
◦expected levels of rental and occupancy rates
◦potential for capital appreciation
◦condition and use;
•analyzing competition and business plan objectives;
•determining the ratio of the investment amount to the underlying property value (i.e. loan-to-value ("LTV") and debt yield);
•evaluating the degree of liquidity of the investment;
•in the case of mezzanine loans, determining the ability to acquire the underlying real property;
•evaluating the legal, tax, regulatory and accounting aspects of the investment structure;
•performing credit analysis;
•obtaining and reviewing third party reports including appraisals, environmental, engineering, zoning reports and other reports covering related matters;
•developing an asset management plan; and
•considering any additional factors our advisor deems relevant.
The factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment. As a result, we do not, and are not able to, assign a specific weight or level of importance to any particular factor. We will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. We will also consider the requirements of the REIT rules, which may limit our ability to make certain loan investments.
We may originate loans from brokers, bankers or other sources as well as personal solicitations of suitable borrowers, or may acquire existing loans that were originated by other lenders. Our advisor will evaluate all potential real estate loans to determine if the security for the loan, the structure as well as certain metrics including the loan-to-value ratio ("LTV") meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
Cash, Cash Equivalents and Other Short-Term Investments
We may invest up to 10% of our net assets in cash, cash equivalents and other short-term investments. These types of investments may include the following, to the extent consistent with our qualification to be taxed as a REIT:

•money market instruments, cash and other cash equivalents (such as certificates of deposit and interest- bearing time deposits);
•U.S. government or government agency securities; and
•credit rated corporate debt or asset-backed securities of U.S. or foreign entities, or credit rated debt securities of foreign governments or multi-national organizations.

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
Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in February 2021. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our financial leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. If we utilize a line of credit, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 40% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 40% of our gross assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limitation in our charter on the amount we may borrow against any single improved real property. However, we may not borrow more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of this amount if such excess is approved by a majority of our board of directors, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. In addition to the limitation in our charter regarding our borrowings, our advisor has adopted a guideline stating that the leverage on any single improved property divided by its value may not exceed 75% LTV at the time of acquisition. For this purpose, the LTV ratio will be measured at the time such leverage is committed (not giving effect to any subsequent reductions in the value of the properties at closing or thereafter).
Our charter prohibits us from obtaining loans from any of our directors, our sponsor, our advisor or any of their affiliates, unless approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and on terms and conditions not less favorable than comparable loans between unaffiliated parties under the same or similar circumstances.
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

Our advisor will receive substantial fees from us. These compensation arrangements could influence our advisor’s advice to us, as well as the judgment of the personnel of our advisor who serve as our officers or directors. Among other matters, the compensation arrangements could affect the judgment of our advisor’s personnel with respect to:

•the continuation, renewal or enforcement of the advisory agreement, and the amounts we pay under such agreement;
•the fixed component of the advisory fee that we pay to our advisor is based upon our NAV, and our advisor will have authority under certain circumstances to adjust the value of certain portions of our portfolio of other real estate related assets, or the calculation of our NAV;
•our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance that would entitle our advisor to the performance component of the advisory fee; and
•the decision to buy or sell an asset based on whether it will increase or decrease our NAV as opposed to whether it is the most suitable investment for our portfolio.

We will pay the fixed component of the advisory fee to our advisor regardless of the quality of the services our advisor provides during the term of the advisory agreement. Our advisor, however, has a fiduciary duty to us. If our advisor fails to act in our best interest, then it will have violated this duty. The advisory agreement may be terminated by us or our advisor on 60 days notice.

Dealer Manager

Our Dealer Manager provides distribution-related services to us for our follow-on offerings on a contractual basis. Our Dealer Manager is an affiliate of our advisor. The Dealer Manager exercises no control or influence over our investment, asset management or accounting functions or any other aspect of our management or operations, and the Dealer Manager does not own any equity interests in our advisor.

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
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we may reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we may reimburse our advisor for out-of pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor incurred (which we refer to as expense payments). As of December 31, 2015, the aggregate expense payments made by our advisor on our behalf pursuant to the expense support agreement reached $9.2 million, which was the maximum expense payments allowed under the expense support agreement. As a result, pursuant to the terms of the expense support agreement, we began making quarterly reimbursement payments to our advisor in the first quarter of 2016. Such reimbursement payments were subsequently deferred until we reach $500 million in gross proceeds from our offerings. See “Management's Discussion and Analysis—Liquidity and Capital Resources—Expense Payments by Our Advisor.” Such reimbursement payments will be reflected in the calculation of our NAV for all share classes on a daily basis throughout the period of payment.
Insurance
Although we believe our investments are adequately covered by insurance consistent with industry standards, we cannot predict whether we will be able to obtain adequate coverage at a reasonable cost in the future. See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: real estate properties, real estate equity securities, and real estate loans. As of December 31, 2019, we do not yet have any real estate loan investments. See Notes 2 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.
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

Concentration of Credit Risk
As of December 31, 2019 and 2018, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2019, we owned fourteen properties with a total of sixty commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of December 31, 2018, we owned twelve properties with a total of thirty-one commercial tenants comprised of four office properties (including one medical office property), three retail properties, four industrial properties and one student housing property with 316 beds. As of December 31, 2017, we owned eight properties with a total of nineteen commercial tenants comprised of four office properties (including one medical office property), two retail properties, one industrial property and one student housing property with 316 beds. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2019, 2018 and 2017 are shown below.

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
The Flats at Carrs Hill, Athens, GA	13.8%	16.5%	17.3%
Elston Plaza, Chicago, IL	13.0	—	—
Loudoun Gateway, Sterling, VA	12.5	15.9	17.1
Allied Drive, Dedham, MA	12.2	15.5	16.6
Terra Nova Plaza, Chula Vista, CA	9.5	11.7	12.4
Commerce Corner, Logan Township, NJ	8.2	10.3	10.4
Anaheim Hills Office Plaza, Anaheim, CA	5.2	12.2	12.6
Total	74.4%	82.1%	86.4%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Orbital ATK Inc. - Loudoun Gateway	12.5%	15.9%	17.1%
New England Baptist Hospital - Allied Drive	10.9	13.3	14.0
Total	23.4%	29.2%	31.1%

Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2019, 2018 and 2017 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2019	December 31, 2018	December 31, 2017
FedEx Ground - Seattle East Industrial	15.3%	—%	—%
Orbital ATK Inc. - Loudoun Gateway	11.5	15.9	18.6
New England Baptist Hospital - Allied Drive	7.0	9.3	10.6
Total	33.8%	25.2%	29.2%

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
Risks Related to an Investment in Our Shares
We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $45.7 million as of December 31, 2019. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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
We have entered into an expense support agreement with our advisor. We or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days' notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the expense support agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
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

Redemptions of our shares will reduce our short-term liquidity position and lead to an increase in our financial leverage ratio for remaining stockholders.
We may fund redemptions of shares from multiple sources of liquidity, including without limitation, cash, sales of liquid securities or drawing on a line of credit, such as our line of credit with Wells Fargo Bank, National Association, or Wells Fargo. While the total amount of shares that we may redeem in any calendar quarter is subject to certain limits described elsewhere in this Annual Report on Form 10-K, fulfilling redemption requests reduces our liquidity. Fulfilling redemption requests also will cause our financial leverage to increase, potentially in excess of our target leverage ratio. Lower liquidity and higher leverage implies a higher degree of risk with respect to your investment in us. Our liquidity and leverage ratio may remain at such lower and higher levels, respectively, until we receive additional net proceeds from our offerings or sell assets to repay outstanding indebtedness.
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
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently own a limited number of properties and have not yet identified additional properties to acquire with the proceeds of our offerings, we may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
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
Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, particularly in the period before we have raised substantial proceeds from our offerings, we have used, and likely will, use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor and other sources, to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
Through December 31, 2019, we funded distributions from cash generated by operations or from borrowings or offering proceeds. Without the expense support provided by our advisor, a greater portion of the payment of distributions would have come from proceeds of our offerings or from additional borrowings.
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion (although no such expense reimbursements are currently available). We have funded our distributions, in part, with cash flow from operations, which, through December 31 2015, was supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2019, our distributions were fully covered by our FFO but not by our FFO as adjusted. Also, for the year ended December 31, 2019, our distributions were covered 78.6% by cash flow from operation and 21.4% by borrowings. For further information on our actual FFO relative to our distributions for the year ended December 31, 2019, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations ("FFO") and Modified Funds from Operations ("MFFO")." In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. Until we make substantial investments, we may fund distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds.
The purchase and redemption price of shares of our common stock is based on our NAV and not on any public trading market.
The purchase and redemption price for shares of our common stock is based on our NAV and is not based on any public trading market. Because the valuation of properties is inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day. Our NAV does not reflect $8,950 in payments made by our advisor pursuant to our expense support agreement. Following the month when we have reached $500,000 in offering proceeds from our offerings, we will make monthly reimbursement payments to our advisor of $417 for the first 12 months and $329 for the second 12 months, subject to certain limitations.Such payments will be deducted from our NAV as and when they are reimbursed.

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
Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.
The purchase and redemption price for shares of our common stock is determined at the end of each business day based on our NAV and is not based on any established trading price. Each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in proper form and processed, plus, for Class A and Class T shares only, any applicable selling commissions and, for Class T shares only, a dealer manager fee. For example, if a purchase order is received and processed on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus, for Class A and Class T shares only, any applicable selling commissions and, for Class T shares only, a dealer manager fee. If a purchase order is received and processed on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus, for Class A and Class T shares only, any applicable selling commissions and, for Class T shares only, a dealer manager fee. Similarly, received and processed redemption requests will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount for shares held less than 365 days from the date of such stockholder’s initial purchase of any shares of our common stock). As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.

As the current real estate market matures, real estate returns may lose momentum which could have a negative impact on the performance of our investment portfolio.
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
Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to classes of common stock whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
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
Our continuous public offering is being conducted on a “best efforts” basis by DWS Distributors, Inc., the Dealer Manager. The success of our offering and our ability to implement our business strategy is dependent upon the ability of the Dealer Manager to retain key employees and to operate and maintain a network of participating broker-dealers. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our offering, we may not be able to raise adequate proceeds through our offering to implement our investment strategy. In addition, the Dealer Manager currently serves as distributor for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offering and implement our investment strategy.

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
Risks Related to Conflicts of Interest
The fees we pay in connection with our offering and our investments, including to the Dealer Manager and our advisor, were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor and the Dealer Manager for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

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
We may be subject to certain fees and expenses representing a portion of costs incurred by our advisor for the benefit of multiple clients.

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
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Our board of directors has adopted a resolution not to approve the issuance of any shares of preferred or common stock which possess voting rights superior to those provided to any class of common stock under our charter; provided, however, that the holders of preferred stock may be entitled to elect up to three members of the board of directors without the approval of the holders of common stock; and provided, further, that a majority of the members of the board of directors shall be elected by holders of common stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
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
A change in the value of any of our assets could cause us, our operating partnership or one or more of its subsidiaries to fall within the definition of “investment company” and, thus, be required to register under the Investment Company Act. To ensure that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
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
We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy the exclusion in Rule 3a-1 under the Investment Company Act. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•restrictions or prohibitions on retaining earnings;
•restrictions on leverage or senior securities;
•restrictions on unsecured borrowings;
•requirements that our income be derived from certain types of assets;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditionssuch as the decline in the price of oil;
•future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•changes in supply of or demand for similar properties in a given market or metropolitan area which could result in rising vacancy rates or decreasing market rental rates;
•vacancies or inability to lease space on favorable terms;
•increased competition for properties targeted by our investment strategy;
•bankruptcies, financial difficulties or lease defaults by our tenants;
•increases in interest rates and availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.
Adverse economic conditions in the regions and metropolitan markets where our assets are located may adversely affect our ability to lease our properties and our ability to increase lease prices.
In addition to our properties being subject to national economic real estate trends, our properties will also be subject to potential adverse conditions in the regions and metropolitan areas where our properties are located, which may reduce our ability to lease our properties, restrict our ability to increase lease prices and force us to lower lease prices or offer tenant incentives. Adverse economic conditions in the regions where our properties are located can lead to, among other things, tenant bankruptcies, decreasing rents and reduced demand for vacant space. As a result, adverse regional or city specific events or trends that occur may impact certain of our properties without impacting our entire portfolio, which could decrease our overall performance.
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.
Real estate investments, including high quality properties in good markets, are relatively illiquid, because it can take a significant amount of time to market a property, locate one or more buyers, negotiate the sale and satisfy the conditions leading up to closing. This is true even for high-quality properties. As a result, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.
We face risks associated with property acquisitions.
We intend to continue acquiring properties in accordance with our investment strategy. We may also acquire portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition related costs;
•we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•acquired properties may fail to perform as expected;
•the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;
•acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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
In general, we seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
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
Certain of our investments may be subject to review by and approval from CFIUS, which may prevent us from taking advantage of investment opportunities that would otherwise be advantageous to our stockholders.
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
Our business may be subject to certain U.S. and German regulatory regimes applicable to Deutsche Bank and DWS, including applicable financial industry rules, which may impact our ability to implement our business strategy and to generate returns to our stockholders.
Deutsche Bank and its affiliates (“Deutsche Bank Group”) are subject to a broad array of U.S. and certain non-U.S. banking laws and regulations. As a result of both the advisor’s investment in us and the advisor being an affiliate of the Deutsche Bank Group, we and the advisor also may be subject to the banking laws and regulations that are applicable to the Deutsche Bank Group. Such laws and regulations may, among other things, impose restrictions on the types and amounts of investments that we may make, the types of activities in which we may engage and the amount of influence and control the advisor and we may have over the operations of the projects. In addition, certain bank regulatory limits may apply to the Deutsche Bank Group and us on an aggregate basis. As a result, certain investments made by the Deutsche Bank Group in the ordinary course of business may limit the scope and size of the projects that we can make or the degree of influence and control the advisor and we may have with respect to such project(s). As a result of such limitations, some otherwise suitable projects may not be available to us, or may be unprofitably disposed of by, us.
In the United States, Deutsche Bank and DWS are each treated as a bank holding company under the Bank Holding Company Act, as amended (the “BHC Act”). Deutsche Bank and DWS have each elected to be deemed a financial holding company within the meaning of the BHC Act. To comply with the BHC Act, in addition to other laws and regulations, we may be required to alter the investments that we make or act in a manner that would be less advantageous than if we were not subject to such laws and regulations, and may be required to dispose of projects at a time that is ultimately unfavorable to our shareholders.
Changes in applicable banking laws or regulations, or in the interpretation or application thereof, could require us to dispose of some or all of the projects under unfavorable market conditions, thus causing us to recognize a loss that it might not otherwise have recognized, and could cause the advisor to discontinue activities with respect to certain of our activities. The discontinuance of such activities by the adviser could have a material adverse effect on us.
Under the BHC Act, Deutsche Bank or its affiliates are generally not permitted to have control over an operating business such as us. The advisor has determined that it does not have control over us. This determination is highly fact dependent and is not entirely free from doubt, and the Federal Reserve may take into account all facts and circumstances in a particular case when assessing the presence of absence of control. If it were subsequently determined that the advisor controlled us, the advisor may be required to limit the types of activities that it would engage in on our behalf , which might have detrimental effects for us and our operations.
Returns on an investment in our stock may be reduced if the Board of Governors of the Federal Reserve System (the “FRB”) concludes that we do not satisfy the applicable requirements for exclusion from the definition of “covered fund” under the Volcker Rule.
The “Volcker Rule,” enacted as part of the Dodd-Frank Act and implemented in final regulations published in the Federal Register on January 31, 2014, generally restricts a banking entity (including non-U.S. banking organizations such as Deutsche Bank and DWS that are treated as bank holding companies) from acquiring or retaining any equity, partnership or other ownership interest in, or from sponsoring, hedge funds or private equity funds, defined as “covered funds” in the Volcker Rule.
As a “banking entity” under the Volcker Rule, neither Deutsche Bank or DWS, nor the advisor nor any other US or non-US banking entity is permitted to invest in, or to sponsor, RREEF Property Trust, Inc., in the absence of an applicable exemption or exclusion, including one that excludes us from the definition of “covered fund” under the Volcker Rule. It is intended that we will be organized and operated in a manner such that we will not be an “investment company” under the Investment Company Act. Therefore, we are not a “covered fund” under the Volcker Rule and therefore DWS (and any other US or non-US banking entity and its affiliates) are permitted to sponsor and/or invest in us in compliance with the Volcker Rule.
While it is our intention that it be organized and operated in a manner that permits banking entities to sponsor and invest in us in compliance with the Volcker Rule pursuant to the exemptions and/or exceptions referred to above, there can be no assurances that we will be able to accomplish that objective since the applicability of the exemptions and/or exceptions to us will be based upon our adherence with the criteria prescribed by applicable laws and will be determined by the applicable US regulatory authority in the exercise of its reasonable discretion, which will be the FRB in the case of Deutsche Bank and DWS. Banking entities which desire to invest in us should consult with their own attorneys before making such an investment to determine whether or not such investment can be made in compliance with the Volcker Rule. If the FRB concludes that we do not satisfy the applicable requirements for exclusion from the definition of “covered fund”, then (in the absence of another applicable exemption or exclusion) any banking entity (and its affiliates) that sponsors and/or invests in us (including DWS and its affiliates) will be required to bring any such sponsorships and investments into compliance with the Volcker Rule by terminating such sponsorship and/or divesting of such investments. While the advisor believes that, by divesting its investments in us and refraining from engaging in certain credit related transactions with us, the advisor may be permitted under the Volcker Rule to continue to sponsor us after the FRB conclusion described above in reliance on an exemption or exclusion from the Volcker Rule that differs from the one currently being relied upon, no assurance can be given in that regard.
We rely on third-party property managers to operate our properties and leasing agents to lease vacancies in our properties.
Our advisor has hired, and intends in the future to hire, third-party property managers to manage our properties and third-party leasing agents to lease vacancies in our properties. The third-party property managers have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third-party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties.
General Risks Related to Investments in Real Estate-Related Assets
The real estate equity securities in which we invest, or may invest, are subject to specific risks relating to the particular issuer of the securities and can be subject to the general risks of investing in real estate securities.
We invest in common and preferred stock of publicly traded real estate companies and may invest in the equity securities of private real estate companies. These types of investments involve a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed herein, including risks relating to rising interest rates.
The value of the real estate securities in which we invest may be volatile.
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
As of December 31, 2019, our portfolio of real estate-related assets consisted solely of publicly traded common stock of 37 REITs with a fair value of $21,245. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
The phase-out of LIBOR could affect interest rates for our variable rate debt and any interest rate derivative arrangements.

LIBOR is used as a reference rate for our variable rate debt under the Wells Fargo line of credit. We currently do not have any interest rate derivative arrangements, but LIBOR may be used as a reference rate for such arrangements that we may enter into in the future. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist at that time, if a new method of calculating LIBOR will be established, or if an alternative reference rate will be established. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or if SOFR, or another alternative rate reference rate, attains market traction as a LIBOR replacement. We may have to renegotiate the Wells Fargo line of credit to replace references to LIBOR. In such circumstances the interest rates on our variable rate debt under the Wells Fargo line of credit may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

Federal Income Tax Risks
Failure to maintain our REIT status would have significant adverse consequences to us.
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification to be taxed as a REIT. If the IRS determines that we failed to qualify to be taxed as a REIT for any year(s), we will be subject to serious tax consequences:
•we would be subject to federal and applicable state and local corporate income taxation on our taxable income;
•we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and
•we could not re-elect to be taxed as a REIT for four taxable years following the year during which we failed to qualify (unless we were entitled to relief under applicable statutory provisions).

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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Many of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.
The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and possible technical corrections legislation may adversely affect us or our stockholders. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.
We urge you to consult with your own tax advisor with respect to the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To maintain our status as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of our assets may consist of debt instruments that (a) are issued by “publicly offered REITs” and (b) would not otherwise be treated as qualified real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Non-U.S. stockholders may be subject to FIRPTA tax and required to file a U.S. federal income tax return upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
A non-U.S. stockholder that recognizes gain on a disposition of a “United States real property interest,” or USRPI (which generally includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains and required to report such gains on a U.S. federal income tax return. We generally invest in various publicly traded REIT stocks and receive dividends therefrom. To the extent such dividends are attributable to a REIT’s gains from disposition of a USRPI, our distributions attributable to such amounts will be treated as gain from sale of a USRPI. While such amounts are likely to be a small portion of the dividends we distribute, any such amount generally would require a non-U.S. stockholder to file a U.S. federal income tax return. It is possible that a non-U.S. stockholder will be required to file a U.S. federal income tax return every year such stockholder receives dividends from us.
Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gains by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, distributions by us that are attributable to gains from distributions of USRPIs generally will be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. Our shares are not listed on an exchange and we have no current plans to list our shares. FIRPTA gains must be reported on U.S. federal income tax returns, and special withholding rules apply to FIRPTA transactions.
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
We may be subject to federal and state taxes on our income or property or net worth even if we maintain our qualification as a REIT for federal income tax purposes, including, but not limited to, situations such as those described below.
•In order to maintain our REIT status, we are required to distribute as dividends annually at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income, including undistributed net capital gains.
•If we file income tax returns in states that do not respect the dividends-paid deduction, we will be subject to state income tax.
•We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.
•Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax unless we qualify for a safe harbor exception.

Restrictions on deduction of all of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. Under amended Section 163(j) of the Code, the deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The new rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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
The maximum U.S. federal income tax rate for “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders currently is 20%. However, dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income tax rates. However, qualified REIT dividends received by non-corporate stockholders are taxed at reduced rates under changes made in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2026, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.
There may be tax consequences to any modifications to our borrowings, any hedging transactions and other contracts to replace references to LIBOR.

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates but we currently do not have any interest rate derivatives. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations have been issued that would treat certain modifications that would be taxable events under current law as non-taxable events. The proposed Treasury Regulations do not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.
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
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, they should satisfy themselves that:
•the investment is consistent with their fiduciary obligations under applicable law, including common law, ERISA and the Code;
•the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•the investment will not impair the liquidity of the trust, plan or IRA;
•the investment will not produce “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

ITEM 2. PROPERTIES

As of December 31, 2019, we owned fourteen properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment), comprising 1,672,767 rentable square feet. Eight of the fourteen properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $81,600 as of December 31, 2019. The other six properties were encumbered by separate property-specific loans with a total outstanding balance of $126,637 as of December 31, 2019.
Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2019:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	5	July 2, 2014	69.2
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Allied Drive	Dedham, MA	64,127	3	September 27, 2016	100.0
Office Total		334,267	10		92.8%
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	December 31, 2018	95.5
Providence Square(4)	Marietta, GA	222,805	26	September 16, 2019	100.0
Retail Total		442,486	44		98.9%
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0%
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		760,150	6		100.0%
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100.0%
Apartment Total		135,864	138		100.0%
Grand Total		1,672,767	60/138		97.8%
____________
(1) Leased percentage is based on executed leases as of December 31, 2019, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Further, leased percentage does not include executed leases that take effect in the future and when such space is occupied by an existing tenant as of the date indicated.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.

(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease with a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2019. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.2 million in annualized base rent as of December 31, 2019 from our student housing property, The Flats at Carrs Hill. As of December 31, 2019, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 5.3 years.

Year of Expiration	Number of Leases Expiring	Leased Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue(1)	Percent of Portfolio Annualized Rental Revenue Expiring
2020	9	115,758	7.7	1,984	8.9
2021	6	177,799	11.8	1,395	6.3
2022	5	77,300	5.1	1,050	4.7
2023	11	468,722	31.0	6,074	27.3
2024	7	79,375	5.3	1,480	6.7
2025	2	1,960	0.1	75	0.3
2026	3	19,322	1.3	465	2.1
2027	3	120,181	8.0	1,540	6.9
2028	6	233,624	15.5	4,428	19.9
2029	3	106,968	7.1	656	2.9
Thereafter	5	108,933	7.1	3,098	14.0
Total	60	1,509,942	100.0%	$22,245	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2019.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2019. The table does not include 316 one-year leases totaling approximately 135,864 square feet and approximately $3.2 million in annualized base rent as of December 31, 2019 at our student housing property, The Flats at Carrs Hill.

Tenant	Square Feet	% of Total Portfolio Square Feet	Annualized Rental Revenue(1)	% of Portfolio Annualized Rental Revenue	Lease Expiration
FedEx Ground Package System, Inc.	210,321	14.0%	$3,890	17.5%	Jul. 2028
Orbital ATK	102,015	6.8	2,908	13.1	Aug. 2023
New England Baptist Hospital	56,706	3.8	1,770	8.0	Jul. 2033
Allstate	94,233	6.2	1,407	6.3	Nov. 2020
Dependable Packaging Solutions	182,919	12.2	1,112	5.0	Jan. 2023
Dick's Sporting Goods	44,477	2.9	934	4.2	Feb. 2027
Performance Food Group	159,627	10.6	904	4.1	Dec. 2021
Home Depot	67,613	4.5	606	2.7	June 2027
Bed Bath & Beyond	51,637	3.4	580	2.6	Jan. 2024
Jewel-Osco	55,024	3.6	559	2.5	Sept. 2023
Raytheon Applied Signal	15,000	1.0	511	2.3	Jan. 2022
TJX Companies	54,809	3.6	499	2.2	Jan. 2023
Walgreens(2)	12,674	0.8	490	2.2	Mar. 2087
SFM, LLC	28,914	1.9	468	2.1	Jan. 2031
Mission Produce	100,283	6.6	460	2.1	Jan. 2029
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,236,252	81.9	17,098	76.9
Remaining 45 tenants	273,690	18.1	5,147	23.1	Jan. 2020 - May 2039
Total	1,509,942	100.0%	22,245	100.0%

(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2019.
(2) Walgreens has termination options every five years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.

Acquisitions

A description of our property acquisitions which we have completed in the past three years is included under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2019, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

On March 29, 2019, each of our then-current independent directors received a grant of 5,000 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

On May 15, 2019, each of our current independent directors received a grant of 698 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

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

Sales of Registered Securities

On July 12, 2016, our Follow-On Registration Statement on Form S-11 (File No. 333-208751), registering our Follow-On Public Offering of up to $2,300,000 in any combination of our shares our Class A common stock, our Class I common stock, our Class T common stock and our Class N shares of common stock, par value $0.01 per share, was declared effective by the SEC under the Securities Act. See further information under Management's Discussion and Analysis below.

On January 8, 2020, our Follow-On Public Offering terminated and the SEC declared our Second Follow-On Registration Statement on Form S-11 (File No. 333-232425) effective. Pursuant to the Second Follow-On Registration Statement, we are offering for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class T or Class N.

As of December 31, 2019, in our Follow-On Public Offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Follow - On Public Offering (Primary):
Class A shares	1,036,883	$14,774
Class I shares	6,533,623	92,258
Class T shares	944,980	14,002
Distribution Reinvestment Plan:
Class A shares	330,389	4,562
Class I shares	384,417	5,414
Class T shares	16,592	236
Total	9,246,884	$131,246

For the year ended December 31, 2019, the ratio of the cost of raising capital to capital raised was approximately 3.4%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares and Class T shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of February 29, 2020, there were approximately 650, 1390 and 120 stockholders of record for the Class A shares, Class I shares and Class T shares, respectively, one stockholder of record for our Class D shares and no stockholders of record for the Class N shares of our common stock.

Share Redemption Plan

We have adopted a share redemption plan whereby, on a daily basis, stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to common shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter, but not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, shares redeemed within 365 days of the date of an investor's initial purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the years ended December 31, 2019, 2018 and 2017. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2019	Shares	Weighted Average Share Price
Class A	209,563	$14.28
Class I	156,698	14.37
Class T	23,164	14.35

Year Ended December 31, 2018	Shares	Weighted Average Share Price
Class A	576,130	$13.95
Class I	181,840	13.98
Class T	—	—

Year Ended December 31, 2017	Shares		Weighted Average Share Price
Class A	279,647		$13.48
Class I	394,416		13.61
Class T	4,043	*	15.29
* Repurchased in private transactions.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2019. As of December 31, 2019, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2019	31,600	$14.50	31,600	(1)
November 1 -November 30, 2019	35,751	$14.48	35,751	(1)
December 1 -December 31, 2019	18,071	$14.48	18,071	(1)
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

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares, Class I shares, Class T shares and Class D shares will likely differ because of different allocations of class-specific fees. We use the record-share method of determining the per share amount of distributions for each class of shares, although our board of directors may choose any other method. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.

Our board of directors and our advisor will periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. Our board of directors authorized and declared daily per share cash distributions for each fiscal quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding for the years ended December 31, 2019, 2018 and 2017 as presented in the tables below.

Declared daily per share distribution rates, before adjustment for class-specific fees:

	2019	2018	2017
Three months ended March 31	$0.00193545	$0.00189004	$0.00183555
Three months ended June 30	$0.00195924	$0.00190140	$0.00183207
Three months ended September 30	$0.00197058	$0.00192261	$0.00185445
Three months ended December 31	$0.00198517	$0.00192836	$0.00186845

Total distributions declared to stockholders for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Distributions:
Distributions paid or payable in cash	$4,641	$3,521	$3,005
Distributions reinvested	4,139	2,817	2,241
Distributions declared	$8,780	$6,338	$5,246

Source of Distributions:
Cash flow from operations	$4,641	$3,521	$3,005
Reinvested via the distribution reinvestment plan	4,139	2,817	2,241
Total Sources of Distributions	$8,780	$6,338	$5,246

Net Cash Provided by Operating Activities:	$6,898	$5,199	$4,080

Funds From Operations(1):	$11,156	$4,908	$5,319

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations. See below for the impact of adopting Accounting Standards Update 2016-01.

During the year ended December 31, 2017, we made payments of $1,600 to Dick’s Sporting Goods, Inc. in accordance with its lease at Terra Nova Plaza to reimburse it for certain improvements it made to the space prior to opening its store. These improvements were classified as a lease incentive in accordance with GAAP and therefore the related cash outflows are classified as operating cash outflows rather than investing cash outflows, thereby reducing our cash flow from operations during the period. As a result, our distributions for the year ended December 31, 2017 were covered 77.8% by our cash flow from operations and 22.2% from borrowings. For the year ended December 31, 2018, we paid $463 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2018. As a result, for the year ended December 31, 2018, our distributions were covered 82.0% by cash flow from operations and 18.0% by offering proceeds. For the year ended December 31, 2019, we paid $366 in lease commissions for new or renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2019. As a result, for the year ended December 31, 2019, our distributions were covered 78.6% by cash flow from operations and 21.4% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

Effective January 1, 2018, we adopted ASU 2016-01, which impacted our funds from operations, or FFO, by including within FFO, as defined by NAREIT, the net unrealized change in fair value of our investments in marketable securities. For the years ended December 31, 2019 and 2018, the net unrealized change in fair value of our investments in marketable securities was $3,290 and ($646), respectively. Without this net unrealized change in fair value, our FFO for the years ended December 31, 2019 and 2018 would have been $7,866 and $5,554, respectively, which we refer to as FFO as adjusted, and which is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for the years ended December 31, 2019 and 2018.

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

Condition and Results of Operations” and our financial statements and related notes beginning on page F - 1 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total investment in real estate assets, net	$331,362	$202,257	$150,924	$158,838	$135,305
Cash and cash equivalents	$4,234	$2,002	$2,442	$1,493	$1,937
Total assets	$366,085	$226,199	$169,316	$174,187	$148,066
Line of credit, net	$81,291	$84,046	$63,022	$64,678	$71,784
Mortgage loans payable, net	$125,698	$34,055	$27,254	$27,219	$—
Due to affiliates	$7,843	$4,292	$4,375	$4,845	$12,042
Note to affiliate, net	$7,733	$7,585	$7,440	$7,298	$—
Acquired below-market lease intangibles, net	$14,219	$14,970	$5,668	$6,061	$7,859
Total liabilities	$242,243	$148,692	$109,977	$113,918	$95,989
Total stockholders' equity	$123,842	$77,507	$59,339	$60,269	$52,077

Operating Data:
Total revenues	$24,694	$19,418	$17,786	$17,102	$9,401
Total operating expenses	$22,840	$18,250	$16,936	$19,215	$10,311
Operating income (loss)	$5,810	$106	$780	$(1,919)	$(897)
Net income (loss)	$703	$(3,729)	$(2,741)	$(4,346)	$(2,228)

Cash Flow Data:
Net cash provided by operating activities	$6,898	$5,199	$4,079	$4,935	$2,850
Net cash used in investing activities	$(141,056)	$(55,156)	$(1,501)	$(33,895)	$(51,062)
Net cash provided by (used in) financing activities	$136,390	$49,517	$(1,630)	$28,516	$48,030

FFO Data:
NAREIT defined FFO (1)	$11,156	$4,908	$5,319	$6,284	$2,741
Net unrealized change in fair value of investments in marketable securities	$(3,290)	$646	$—	$—	$—
FFO as adjusted(2)	$7,866	$5,554	$5,319	$6,284	$2,741
IPA defined MFFO (3)	$6,502	$5,133	$4,662	$4,046	$2,541

Per Common Share Data:
Basic and diluted net income (loss) per share of Class A common stock	$0.06	$(0.40)	$(0.34)	$(0.63)	$(0.45)
Basic and diluted net income (loss) per share of Class I common stock	$0.05	$(0.42)	$(0.36)	$(0.64)	$(0.45)
Basic and diluted net income (loss) per share of Class T common stock	$0.07	$(0.39)	$(0.41)	$(0.69)	$—
Basic and diluted net income per share of Class D common stock	$0.04	$—	$—	$—	$—
Distributions declared per common share	$0.72	$0.70	$0.67	$0.66	$0.64

(1) FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income or loss and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income or loss to FFO.
(2) Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Update 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which revised the accounting related to the classification and measurement of investments in equity securities. Since our inception and prior to adoption of ASU 2016-01, we accounted for our investments in equity securities as available for sale securities, with unrealized changes in fair value recognized in other comprehensive income or loss. Beginning January 1, 2018, under ASU 2016-01 the net unrealized change in the fair value of our investments in marketable securities for the period presented is recorded in earnings as part of operating income or loss. As a result, under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations. The Institute of Portfolio Alternatives (IPA) definition of MFFO includes an adjustment for mark to market valuations on marketable securities, and as such the adoption of ASU 2016-01 had no impact on our MFFO. Please see below for a reconciliation of net income or loss to FFO as adjusted.
(3) Compared to FFO, MFFO additionally excludes items such as acquisition related costs if expensed in accordance with GAAP, straight-line rent, amortization of above- and below-market lease intangibles and lease incentive amortization. Please see below for a reconciliation of net income or loss to MFFO.

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
Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

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

On May 30, 2013, upon receipt of a purchase order from our sponsor for $10,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Prior to May 30, 2013, we had neither engaged in any operations nor generated any revenues. Our entire activity from our inception date through May 30, 2013 was to prepare for and implement our public offering of our common stock.

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2019, our real estate portfolio was comprised of fourteen properties diversified across geography and sector. Details of the properties acquired in the past three years are shown below.
2019 Acquisitions
On September 16, 2019, we acquired a fee simple interest in a home improvement anchored community center with a grocery component located in Marietta, Georgia, which we refer to as Providence Square, for a purchase price of approximately $54,850, exclusive of closing costs. We funded the acquisition of Providence Square with cash on hand and a $18,300 borrowing through our Wells Fargo line of credit. Providence Square contains 222,805 square feet comprised of five single- and multi-tenant retail buildings including one single-tenant retail building totaling 5,779 square feet subject to a ground lease. The Property is located in Atlanta’s North Cobb County submarket at the southwest corner of Roswell Road and Johnson Ferry Road, with over 1,500 linear feet of frontage off Roswell Road with three separate points of ingress and egress, and one additional point of ingress and egress off Providence Road. As of the purchase date, Providence Square was 100% occupied with 26 tenants with a weighted average remaining lease term of 6.4 years. Providence Square’s anchor tenants are Home Deport, TJ Maxx/HomeGoods, and Sprout’s Farmers Market.

On December 17, 2019, we acquired a fee simple interest in a state-of-the-art last-mile industrial distribution center located in Redmond, Washington, which we refer to as Seattle East Industrial, for a purchase price of approximately $81,500, exclusive of closing costs. We funded the acquisition of Seattle East Industrial with cash on hand and a $35,600 borrowing through our Wells Fargo line of credit. Seattle East Industrial contains 210,321 square feet comprised of a single industrial distribution building centrally located within two miles of downtown Redmond in the Puget Sound Eastside industrial market. Seattle East Industrial is approximately one mile from the State Route 520 highway, providing direct access to Interstates 405, 90 and 5 which connect to greater Puget Sound. Seattle East Industrial is 100% occupied by FedEx Ground Package System, Inc., a wholly-owned subsidiary and a reportable segment of FedEx Corporation, a public company (NYSE: FDX).

2018 Acquisitions

On July 17, 2018, we acquired a fee simple interest in three warehouse distribution buildings across three separate sites located in Hialeah and Miami Lakes, Florida, which we refer to as Miami Industrial, for a purchase price of $20,700, exclusive of closing costs. We funded this acquisition with cash on hand and by borrowing $19,900 pursuant to an amended and restated secured revolving line of credit with Wells Fargo Bank, National

Association, which we refer to as the Wells Fargo line of credit. Miami Industrial consists of three warehouse distribution buildings: one 182,919 square foot industrial property located in Miami Lakes, or Palmetto Lakes Distribution, and two industrial properties that are 57,000 square feet and 50,000 square feet located in Hialeah, referred to as Hialeah I and Hialeah II, respectively. Each property has an urban, in-fill location within established industrial submarkets in Miami. Palmetto Lakes Distribution is located just north of the Miami-Opa Locka Executive Airport and less than one mile from the Palmetto Expressway, allowing for connectivity to the rest of Miami-Dade County to the south and Broward County to the north. Hialeah I and Hialeah II are located approximately five miles from Miami International Airport and approximately eight miles from Port Miami, providing tenants with access to these major port and air cargo hubs. Each property is fully occupied by one tenant.

On December 31, 2018, we acquired a fee-simple interest in a grocery-anchored retail shopping center comprised of two retail buildings and one ground-leased building located in Chicago, Illinois, which we refer to as Elston Plaza, for a purchase price of approximately $28,350 in cash, exclusive of closing costs. We funded the acquisition of Elston Plaza with cash on hand and a $27,000 borrowing through our Wells Fargo line of credit. Elston Plaza’s two Class A retail buildings include a strip-style building containing 27,673 square feet currently leased to seven tenants, and a separate building containing 60,273 square feet leased to three tenants, one of which is Jewel-Osco, a major grocer in the area. In addition, Elston Plaza has a ground-leased interest in a freestanding bank branch containing 4,860 square feet leased to a single tenant. Elston Plaza is located in the Avondale neighborhood of Chicago, Illinois, and is situated in an urban, in-fill location at the highly trafficked six-way intersection of West Addison, North Elston and North Kedzie Avenues.

2017 Acquisitions
No acquisitions were completed during the year ended December 31, 2017.

For leases in effect as of December 31, 2019, our weighted average remaining lease term was 5.3 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2019:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	5	69.2
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	10	92.8%
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0%
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.5
Providence Square(4)	Marietta, GA	222,805	26	100.0
Retail Total		442,486	44	98.9%
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0%
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0%
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0%
Apartment Total		135,864	138	100.0%
Grand Total		1,672,767	60/138	97.8%

(1) Leased percentage is based on executed leases as of December 31, 2019, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Further, leased percentage does not include executed leases that take effect in the future and where such space is occupied by an exiting tenant as of the date indicated.
(2) Wallingford Plaza is ground floor retail plus two floors of office space. The retail portion comprises the majority of the rental revenue for the property.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet which is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet which is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2019, our real estate equity securities portfolio consisted solely of publicly traded common stock of 37 REITs with a fair value of $21,245. We believe that investing a portion of our proceeds from our offering into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall portfolio flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2019:

Marketable Securities Portfolio Diversification

Net Lease: 2.0%
Specialty: 2.9%
Retail: 8.0%
Self Storage: 6.7%
Hotel: 3.2%
Healthcare: 10.6%
Industrial: 14.6%
Data Center: 12.2%
Regional Mall: 3.2%
Office: 13.2%
Apartment: 23.4%

As of December 31, 2019, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Percent of Securities Portfolio
Equinix, Inc.	8.4%
Prologis, Inc.	8.0
Equity Residential	4.8
Invitation Homes, Inc.	4.3
Equity Lifestyle Properties, Inc.	4.3
Alexandria Real Estate Equities, Inc.	4.3
Mid America Apartment Comm.	4.2
Rexford Industrial Realty, Inc.	3.9
Healthpeak Properties, Inc.	3.7
Kilroy Realty Corp	3.6
Total	49.5%

Market Outlook

For core real estate in the United States as a whole, we believe the fundamentals have rarely been stronger. According to data from the National Council of Real Estate Investment Fiduciaries (NCREIF) as of December 2019, the four-quarter moving average (through the fourth quarter of 2019) of the all-property vacancy rate was 5.9%, near its lowest level in 30 years. Further, this NCREIF data shows that vacancy rates were below their 30-year average in every major sector. In addition, this NCREIF data indicates net operating income (NOI) growth accelerated to 4.8% (trailing four quarters, four-quarter moving average) from 3.5% a year earlier.

The strength of the market’s fundamentals belied a slowdown in the broader economy. In our view, festering trade wars, slower global growth, the fading of last year’s tax cuts, and the lagged effects of past interest rate hikes combined to reduce the pace of GDP growth from around 3% in 2018 to 2% in 2019 as shown by the Bureau of Economic Analysis in December 2019. While the unemployment rate hovered near a 50-year low (3.6% in January 2020), job creation slowed by 10% to 175,000 per month according to the Bureau of Labor Statistics in December 2019. Nevertheless, CBRE Economic Analysis in September 2019 showed that vacancies dropped in every sector except Industrial, where efforts to circumvent tariffs had inflated demand in 2018.

Fundamentals were not strong everywhere, in our view. Vacancies at malls, hard-hit by store closures amid relentless e-commerce growth, nearly doubled since 2015 to 10.1% in the fourth quarter, within striking distance of its financial-crisis high of 10.3%, as reported by NCREIF in December 2019. We believe mall cash flows correspondingly slumped, dragging down Retail NOI growth, despite greater resilience in the Power and Neighborhood and Community segments, according to NCREIF in December 2019. Rent growth was also soft in a few large apartment and office markets (i.e., Chicago, New York, and Washington D.C.) where job creation cooled and supply ramped up, as shown by CBRE Economic Analysis in September 2019. However, we believe these were the exception to the rule where in general, fundamentals outperformed our expectations.

We believe the near term outlook appears favorable. In our view, sagging corporate profits and investment, according to the Bureau of Economic Analysis in December 2019, weakening business surveys, as exemplified by the Institute of Supply Management manufacturing index in December 2019, and leading indicators such as the yield curve from the Federal Reserve in December 2019, point to an economic slowdown at best and a recession at worst. However, we believe that strong momentum coupled with lower interest rates will keep the economy humming through 2020, reminiscent of the post-inversion expansion of the late-1990s. For real estate, we believe a supportive economy should underpin occupational demand. Meanwhile, we further believe the construction slowdown that began in 2017 ― owing in part to disciplined lending and labor shortages ― should keep a lid on competitive new supply.

Total performance returns were down from the double-digit levels coming out of the crisis as shown by NCREIF in December 2019. However, we believe today’s returns are arguably of better quality, driven by yield and NOI growth (supported by low vacancy rates) rather than cap rate compression, which cannot be sustained indefinitely. We believe that these dynamics will remain largely intact in 2020. With NCREIF in December 2019 showing vacancy rates near today’s historically low levels, in our view NOI growth will continue to outpace inflation. Meanwhile, we also believe low interest rates will likely stimulate investor demand, keeping a lid on cap rates ― and potentially pushing them slightly lower.

Results of Operations

Since our inception, we have acquired fourteen properties and invested in real estate equity securities as described above in “Portfolio Information.” We have not disposed of any properties. We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

We review our stabilized operating results, measured by contractual rental revenue, including tenant reimbursement income, less property operating expenses, which we refer to as net operating income, for properties that we owned for the entirety of both the current and prior year reporting periods, which we refer to as “same-store” properties. We believe that net operating income, a non-GAAP financial measure, in combination with net income or loss and cash flows from operating activities, both as defined by GAAP, is a useful supplemental performance measure that helps us evaluate our operating performance. We believe this metric is useful to our stockholders and other users of our reports because it provides additional information regarding our property acquisitions and their impact on our portfolio. Net operating income should not be considered as an alternative to net income or loss or to cash flows from operating activities as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations.

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same-store properties for the year ended December 31, 2019 to the year ended December 31, 2018, and for the year ended December 31, 2018 to the year ended December 31, 2017. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2019 compared to the year ended December 31, 2018, includes properties acquired after January 1, 2018 which are Miami Industrial, Elston Plaza, Providence Square and Seattle East Industrial. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2018 compared to the year ended December 31, 2017, includes properties acquired after January 1, 2017, which are Miami Industrial and Elston Plaza. For purposes of comparative analysis, the table below reconciles the net operating income to net income or loss determined in accordance with GAAP for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,			Year Ended December 31,
Lease revenue	2019	2018	Change	2018	2017	Change
Lease revenue - same-store portfolio	16,802	17,681	(879)	17,681	16,822	859
Lease revenue - non-same-store portfolio	5,904	810	5,094	810	—	810
Total lease revenue	22,706	18,491	4,215	18,491	16,822	1,669

Property operating expenses
Same-store portfolio	5,721	5,679	42	5,679	5,498	181
Non-same-store portfolio	1,885	197	1,688	197	—	197
Total property operating expenses	7,606	5,876	1,730	5,876	5,498	378

Net operating income
Same-store portfolio	11,081	12,002	(921)	12,002	11,324	678
Non-same-store portfolio	4,019	613	3,406	613	—	613
Total net operating income	15,100	12,615	2,485	12,615	11,324	1,291

Adjustments to lease revenue
Straight line adjustment	694	188	506	188	502	(314)
Above- and below-market lease amortization, net	774	337	437	337	258	79
Lease incentive amortization	(104)	(104)	—	(104)	(103)	(1)
Depreciation	(5,579)	(4,504)	(1,075)	(4,504)	(4,338)	(166)
Amortization	(4,874)	(4,133)	(741)	(4,133)	(3,722)	(411)
General and administrative expenses	(1,953)	(1,895)	(58)	(1,895)	(1,655)	(240)
Advisory fees	(2,828)	(1,842)	(986)	(1,842)	(1,723)	(119)
Interest expense	(5,107)	(3,835)	(1,272)	(3,835)	(3,521)	(314)

Marketable securities
Investment income on marketable securities	624	506	118	506	307	199
Net realized gain (loss) on marketable securities	666	(416)	1,082	(416)	(70)	(346)
Net unrealized change in fair value of marketable securities	3,290	(646)	3,936	(646)	—	(646)
Net income (loss)	$703	$(3,729)	4,432	$(3,729)	$(2,741)	$(988)

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

Property Operations

Our total property operating revenues and total property operating expenses for the year ended December 31, 2019 increased compared to those for the year ended December 31, 2018 primarily due to the acquisitions of Miami Industrial and Elston Plaza during the year ended December 31, 2018, and the acquisitions of Providence Square and Seattle East Industrial during the year ended December 31, 2019. The acquisition of Seattle East Industrial did not have a material impact since such acquisition occurred on December 17, 2019.

Our total same-store net operating income for the years ended December 31, 2019 and 2018 reflects eight of the fourteen properties in the portfolio. For the year ended December 31, 2019, our property operating revenue - same-store portfolio decreased from the same period in 2018 primarily due to one-time income of $742 related to the modification of the lease with Gateway One Lending and Finance at Anaheim Hills Office Plaza. The $742 was collected in 2018 but was recognized under GAAP on a straight-line basis over the remaining lease term of 13 months from January 2018 through January 2019. In this modification, Gateway One Lending and Finance reduced their occupied space from 50,000 square feet to 25,000 square feet. The lease with Gateway One Lending and Finance naturally expired on January 31, 2019, additionally contributing to lower lease revenue in the 2019 period compared to the 2018 period. The decrease in same-store lease revenues during the 2019 period was partially offset by higher lease revenues from certain leases renewed at higher rental rates as well as leases with contractually stepped up rents.

For the year ended December 31, 2019, our property operating expenses - same-store portfolio increased from the same period in 2018 primarily due to increased repairs and maintenance and legal expenses at Terra Nova Plaza, and higher real estate taxes and utilities expenses at Flats at Carrs Hill.

Straight Line Adjustment

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The straight line adjustment for the year ended December 31, 2019 increased compared to the 2018 period primarily due (1) the commencement of new leases and (2) non-same-store properties. During the year ended December 31, 2019, two new leases commenced at Anaheim Hills Office Plaza for a portion of the vacant space. Each new lease included a free rent period near the beginning of the lease term during which the straight line adjustment is materially higher than it is during the remainder of the lease term when contractual rent is being paid. The Miami Industrial and Elston Plaza properties acquired in July and December 2018, respectively, contributed a higher straight line adjustment during the 2019 period than the 2018 period simply due to more months of ownership. The impact of the 2019 acquisitions on the straight line adjustment was minimal for the 2019 period. These increases were partially offset by increased contractual cash rents for various leases, as they progress toward their natural expiration, resulting in a decrease in the straight line adjustment for those leases.
Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2019, the net amount of above- and below-market lease amortization is higher than the same period in 2018 primarily due to the acquisitions of Elston Plaza which was acquired on December 31, 2018 and for which the anchor lease with Jewel-Osco was deemed below market. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2019 period as a result of non-same-store properties.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. The amount for the year ended December 31, 2019 increased from the same period in 2018 primarily due to the grant of Class I shares to our independent directors, a portion of which vested immediately upon grant, resulting in share-based compensation expense of $145 for the year ended December 31, 2019. Further increasing general and administrative expenses during the 2019 period was higher appraisal fees due to additional properties. These increases were partially offset by decreases in audit fees, professional fees and travel costs.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee. The performance component is calculated for each class of common stock on the basis of the total return to stockholders of each class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, or the "hurdle amount", RREEF America will receive up to 10% of the aggregate total return allocable to such class with a catch-up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the hurdle amount, 25% of such total return in excess of the hurdle amount, referred to as the excess profits, until the total return reaches 10% (commonly referred to as a catch-up); and second, to the extent there are remaining excess profits, 10% of such remaining excess profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in a given calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2019 and 2018, the total return of each share class exceeded the required hurdle amount, applied on a pro rated basis as applicable, resulting in a performance component of the advisory fee of $1,069 and $574, respectively.

Interest Expense

The increase in interest expense for the year ended December 31, 2019 over the same period in 2018 was primarily due to a greater weighted average outstanding aggregate loan balance. We originated a $6,950 loan on Wallingford Plaza with a fixed interest rate of 4.56% in December 2018, a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019, and a $45,140 loan on Seattle East Industrial with a fixed interest rate of 3.87% in December 2019. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was $117,471 at 3.85% and $92,635 at 3.58% for the years ended December 31, 2019 and 2018, respectively. An increase in the 1-month LIBOR resulted in our all-in interest rate on our Wells Fargo line of credit averaging 3.86% and 3.60% for the years ended December 31, 2019 and 2018, respectively, contributing to the increase in our overall weighted average interest rate for the two periods.

The overall increase in interest expense was partially offset by decreased amortization of loan financing costs. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The increase in investment income for the year ended December 31, 2019 compared to the 2018 period is primarily due to the larger investment basis. During 2018, we invested an additional $5,300 into our real estate securities portfolio. Our portfolio of investments in publicly traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our marketable securities portfolio exhibited strong performance during the year ended December 31, 2019, riding the upward trend in the equities markets, supported by a lack of interest rate movements by the Federal Reserve. As a result, our marketable securities portfolio has experienced net realized and unrealized gains for the year ended December 31, 2019. Realized gains are generally invested back into the portfolio, further increasing the investment basis.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Property Operations

Our total property operating revenues and property operating expenses for the year ended December 31, 2018 increased compared to those for the year ended December 31, 2017 primarily due to renewed leases in our same-store portfolio and the July 17, 2018 acquisition of Miami Industrial. The acquisition of Elston Plaza did not have a material impact since such acquisition occurred on December 31, 2018.

Our total same-store net operating income for the years ended December 31, 2018 and 2017 reflect eight of the twelve properties in the portfolio. For the year ended December 31, 2018, our property operating revenue - same-store portfolio increased from the same period in 2017 primarily due to contractual rent bumps and renewed leases taking effect with materially higher rents. Further, higher income was realized from Gateway One Lending and Finance which paid a termination fee of $742 to exit one floor at Anaheim Hills Office Plaza, and such income was slightly higher than the rent that otherwise would have been paid. Tenant reimbursement income for the year ended December 31, 2018 was higher than the same period in 2017 due to higher operating expenses in 2018 being reimbursed by tenants at Terra Nova Plaza, Commerce Corner, and Allied Drive. Generally, certain of our leases will obligate the tenants to pay all operating costs (as in a triple net lease) or pay operating costs over a specified base year amount, and therefore increased operating costs will likely lead to increased tenant reimbursement income.

For the year ended December 31, 2018, our property operating expenses - same-store portfolio increased from the same period in 2017 primarily due to increased real estate taxes and snow removal expenses at Commerce Corner, higher administrative costs at Allied Drive, and higher repairs and maintenance expenses at Flats at Carrs Hill.

Straight Line Adjustment

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The base rental revenue is comprised of two components: the contractual cash rent, if any, plus the straight line adjustment, representing the difference between the actual contractual cash rent for the period in question and the average contractual cash rent over the lease term (the straight line rent). The straight line adjustment for the year ended December 31, 2018 decreased compared to the 2017 period. The decrease was due in part to increased contractual cash rents for various leases, as they progress toward their natural expiration, resulting in a decrease in the straight line adjustments. In addition, the straight line rent adjustment was further decreased due to the aforementioned $742 of lease modification income received from Gateway One Lending and Finance in the first quarter of 2018 which is being recognized on a straight line basis over the 13-month period from January 2018 through January 2019.

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

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, professional fees and independent director compensation. This amount for the year ended December 31, 2018 increased from the same period in 2017 primarily due to the 2017 reimbursement to us by our sponsor, RREEF America, of approximately $149 for total operating expenses, as defined in our charter, that were in excess of the 2%/25% guidelines for the four fiscal quarters ended December 31, 2016. Excluding the reimbursement, general and administrate expenses increased due to higher audit and legal fees, partially offset by lower tax fees.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee. The performance component is calculated for each class of common stock on the basis of the total return to stockholders of each class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum, or the "hurdle amount", RREEF America will receive up to 10% of the aggregate total return allocable to such class with a catch-up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the hurdle amount, 25% of such total return in excess of the hurdle amount, referred to as the excess profits, until the total return reaches 10% (commonly referred to as a catch-up); and second, to the extent there are remaining excess profits, 10% of such remaining excess profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in a given calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2018 and 2017, the total return of each share class exceeded the required hurdle amount, applied on a pro rated basis as applicable, resulting in a performance component of the advisory fee of $574 and $672, respectively.

Interest Expense

The increase in interest expense for the year ended December 31, 2018 over the same period in 2017 was primarily due to a greater weighted average outstanding aggregate loan balance and higher interest rates in the 2018 period. The weighted average outstanding aggregate loan balances were $92,635 and $91,788 for the years ended December 31, 2018 and 2017, respectively. The increase in our weighted average outstanding aggregate loan balances was attributable to our ownership of a greater number of properties during the full 2018 period as compared to the full 2017 period as we acquired Miami Industrial in July 2018 and Elston Plaza in December 2018. The

increase in interest rates in the 2018 period is primarily due the 1-month LIBOR rate which increased approximately 94 basis points in the past 12 months, thereby increasing the interest expense on the Wells Fargo line of credit. The all-in interest rates on the Wells Fargo line of credit averaged approximately 3.59% and 2.87% for the years ended December 31, 2018 and 2017, respectively. In addition, in December 2018, we originated a $6,950 loan for Wallingford Plaza which has a fixed rate of 4.56%. The property was released from the Wells Fargo line of credit and the proceeds of the new loan were applied to reduce the outstanding balance of the line of credit. Interest expense is greater from the property specific loan because (1) the interest rate is slightly higher than the interest rate on the Wells Fargo line of credit, and (2) there is additional amortization of financing costs associated with this fixed rate property specific loan. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings in the future, both by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo line of credit.

Marketable Securities

The increase in investment income for the year ended December 31, 2018 compared to the 2017 period is primarily due to the larger investment basis. During 2018, we invested an additional $5,300 into our real estate securities portfolio, which increased our cost basis by 57% when compared to 2017. Our portfolio of investments in publicly traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. During 2018, securities were sold leading to net realized losses for the year ended December 31, 2018 as the REIT securities market peaked mid-year and then suffered higher volatility and a precipitous decline in December on trade concerns and the government shutdown. During 2017, the REIT securities market traded within a narrow range most of the year, leading to net realized losses for the year ended December 31, 2017 driven by the timing of sales versus purchases of the same securities.

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

Net Asset Value (NAV) per Share

Our NAV per share is calculated daily in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a price for shares sold in our public offering as well as establishing a redemption price. The following table provides a breakdown of the major components of our NAV per share as of December 31, 2019:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$396,239	$27.21	$27.40	$27.28	$27.23
Investments in real estate equity securities (2)	21,245	1.46	1.47	1.46	1.46
Other assets, net	8,702	0.6	0.58	0.59	0.68
Line of credit	(81,600)	(5.60)	(5.64)	(5.62)	(5.61)
Mortgage loans payable	(126,637)	(8.70)	(8.76)	(8.72)	(8.70)
Other liabilities, net	(7,080)	(0.49)	(0.49)	(0.48)	(0.52)
Net asset value	$210,869	$14.48	$14.56	$14.51	$14.54

(1)  The value of our investments in real estate was approximately 9.5% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 18.9% more than their historical cost.

As of December 31, 2019, all properties were appraised by a third-party appraisal firm or our independent valuation advisor except for Seattle East Industrial. Set forth below are the weighted averages of the key assumptions used in the appraisals of our office properties, our retail properties and our industrial properties as of December 31, 2019. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type. Since Seattle East Industrial was acquired during the fourth quarter of 2019, it will first be appraised as of March 31, 2020 in accordance with our valuation guidelines.

	Discount Rate	Exit Capitalization Rate
Office properties	7.57%	6.92%
Retail properties	6.72%	6.05%
Industrial properties	6.21%	5.62%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2019 of 0.25% would yield a decrease in the total office property investment value of 1.8%, would yield a decrease in the total retail property investment value of 1.8%, and would yield a decrease in the total industrial property investment value of 2.1%. Similarly, an increase in the weighted-average exit capitalization rate used as of December 31, 2019 of 0.25% would yield a decrease in the total office property investment value of 2.0%, would yield a decrease in the total retail property investment value of 2.4%, and would yield a decrease in the total industrial property investment value of 2.9%.

The table below sets forth a reconciliation of our stockholders' equity to our NAV as of December 31, 2019.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$123,842	$8.49	$8.54	$8.51	$8.55
Plus:
Unrealized gain on real estate investment	34,393	2.36	2.38	2.37	2.36
Accumulated depreciation	21,772	1.5	1.51	1.5	1.5
Accumulated amortization	20,799	1.43	1.44	1.43	1.43
Deferred costs and expenses	12,891	0.89	0.89	0.89	0.89
Less:
Deferred rent receivable	(2,828)	(0.19)	(0.20)	(0.19)	(0.19)
Net asset value	$210,869	$14.48	$14.56	$14.51	$14.54

The deferred costs and expenses of $12,891 are initially excluded from the NAV calculation. This represents amounts payable to our advisor and dealer manager, but is less than the total amount payable to our advisor and dealer manager, as reflected on our consolidated balance sheet, because (1) certain amounts payable to our advisor as of December 31, 2019 were recorded as assets and as such have no impact on our NAV as of December 31, 2019, and (2) the amount payable to our advisor and dealer manager as reflected on our consolidated balance sheet includes accrued operating expenses that are reimbursable to our advisor under the advisory agreement and accrued offering costs payable to our dealer manager, both of which have been deducted from our NAV as of December 31, 2019 and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor or paid to our dealer manager in accordance with the relevant agreements. The deferred costs and expenses above additionally includes $6,221 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to the dealer manager. These amounts have not yet been included in the calculation of our NAV because the timing and ultimate amount of the trailing fees to be paid are unknown and dependent on factors including how long the applicable shares remain outstanding. However, under GAAP, we have incurred a liability and have estimated future trailing fees of $6,221 as of December 31, 2019 based on shares then outstanding, which is reflected on our most recent consolidated balance sheet.

Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:
•a stockholder would be able to realize this NAV per share upon attempting to resell his or her shares;
•we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or
•the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, FFO as adjusted and MFFO in combination with net income or loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to net cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
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
We use FFO, FFO as adjusted and MFFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net income or loss or to net cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO as adjusted or MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO as adjusted or MFFO.

The following unaudited table presents a reconciliation of net income or loss to FFO, FFO as adjusted and MFFO. For comparative purposes, the information for the year ended December 31, 2017 is presented both as originally reported, and on a pro forma basis as if ASU 2016-01 was effective during such year.

	Year Ended December 31,
	2019	2018	2017 As Reported	2017, Proforma for ASU2016-01
Net income (loss)	$703	$(3,729)	$(2,741)	$(2,511)

Real estate related depreciation	5,579	4,504	4,338	4,338
Real estate related amortization	4,874	4,133	3,722	3,722
NAREIT defined FFO	$11,156	$4,908	$5,319	$5,549

Net unrealized change in fair value of investments in marketable securities	(3,290)	646	—	(230)
FFO as adjusted	7,866	5,554	5,319	5,319
Straight line rents, net	(694)	(188)	(502)	(502)
Amortization of above- and below-market lease intangibles	(774)	(337)	(258)	(258)
Lease incentive amortization	104	104	103	103
IPA defined MFFO	$6,502	$5,133	$4,662	$4,662

We believe that our FFO for the years ended December 31, 2019, 2018 and 2017, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock in our offerings, and the amount we may raise in such offerings is uncertain. We commenced our follow-on offering on July 12, 2016 and our second follow-on offering on January 8, 2020. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership. Since our inception through December 31, 2019, we raised $236,597 from the sale of shares of our common stock, of which $10,200 of our Class I shares were purchased by RREEF America, excluding the shares purchased by RREEF America via the distribution reinvestment program.

We may also satisfy our cash needs for acquisitions through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit agreement with Wells Fargo Bank, which we refer to as the revised Wells Fargo line of credit. The revised Wells Fargo line of credit replaced the original Wells Fargo line of credit which had similar terms and was originally entered into on March 6, 2015. The revised Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The interest rate under the revised Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The revised Wells Fargo line of credit has an initial maximum capacity of $100 million, but could be expanded up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the revised Wells Fargo line of credit being syndicated. As of December 31, 2019, the outstanding balance and weighted average interest rate under the revised Wells Fargo line of credit were $81,600 and 3.33%, respectively.

On November 13, 2019, we entered into a first amendment (the amendment) to the revised Wells Fargo line of credit. The amendment reduced the minimum debt yield for the purposes of determining the maximum borrowing capacity from 10% to 9%.

The revised Wells Fargo line of credit has as co-borrowers certain wholly owned subsidiaries of our operating partnership, with our Company serving as the guarantor. The borrowing capacity under the revised Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool, or (3) the maximum capacity of the revised Wells Fargo line of credit. Proceeds from the revised Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. The revised Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2019, we were in compliance with all covenants, and our maximum borrowing capacity was $89,310.

Since our inception, we have entered property specific loans to finance the acquisition of certain properties, or refinance certain properties off of our revised Wells Fargo line of credit to create room under our revised Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific loans in place as of December 31, 2019.

Lender		December 31, 2019
	Encumbered Property	Balance	Interest Rate	Maturity Date
Nationwide Life Insurance Company	Flats at Carrs Hill	$14,500	3.63%	March 1, 2026
Hartford Life Insurance Company	Commerce Corner	12,747	3.41	December 1, 2023
Transamerica Life Insurance Company	Wallingford Plaza	6,950	4.56	January 1, 2029
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Total		$126,637

All of the property specific loans contain provisions allowing full prepayments or assumptions, subject to conditions and fees as specified in the applicable loan agreements.

In the future, as our assets increase, it may not be commercially feasible, or we may not be able to secure, an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline.

Expense Payments by Our Advisor

In connection with our advisory agreement, our advisor agreed to pay all of our organization and offering costs through January 3, 2013, and certain of our organization and offering costs through January 3, 2014, all of which were incurred on our behalf (collectively, the “Deferred O&O”). These costs amounted to $4,618, and were reimbursed to our advisor on a pro rata basis over a 60-month period that started January 3, 2014. As of December 31, 2018, we had reimbursed RREEF America for all of the Deferred O&O.

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates that are not incurred under the expense support agreement, as discussed below. Costs eligible for reimbursement, if they were not incurred under the expense support agreement (described below), include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2019, our advisor incurred $286 of these expenses, of which $67 was payable to our advisor as of December 31, 2019.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor has incurred expenses related to our operations in addition to the Deferred O&O, which we refer to as expense payments. These expense payments included, without limitation, expenses that are organization and offering costs and operating expenses under the advisory agreement. As of December 31, 2015, our advisor has incurred $9,200 in expense payments, the maximum expense payments allowed under the expense support agreement. While receiving expense support, we continued to incur and pay certain fees and property level expenses, including acquisition related expenses and interest expense on borrowed funds secured by properties. In addition, commencing with the fourth calendar quarter of 2014, we, as opposed to our advisor, began to incur and pay certain operating expenses, subject to certain limits, which were not treated as expense payments and for which we were not entitled to reimbursement from our advisor. We have not received any expense support from our advisor under the expense support agreement since January 1, 2016.

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. We currently owe $8,950 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the ESA letter agreement. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our Operating Partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses (which we refer to as an “excess amount”) are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2016, total operating expenses of the Company were $3,261, which exceeded the 2%/25% Guidelines by $149, and RREEF America reimbursed the Company for such excess amount in the first quarter of 2017. For each four fiscal quarter period ending after December 31, 2016, our total operating expenses did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. Through December 31, 2019, our advisor has paid on our behalf or reimbursed us for $8,589 in organization and offering costs and $5,229 in operating expenses. Also, through June 30, 2016, our former dealer manager had paid on our behalf $1,618 in offering costs. The total organization and offering costs paid by our advisor, the dealer manager and the former dealer manager did not cause us to exceed the 15% limitation as of December 31, 2019 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our public offerings, the excess would not be reflected on our consolidated balance sheet as of the end of such period. However, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from the particular public offering that incurred such excess.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

Cash flows provided by operating activities during the years ended December 31, 2019 and 2018 were $6,898 and $5,199, respectively. This increase in cash flow from operating activities is due to additional operating cash flows from our 2018 and 2019 acquisitions, offset by decreased operating cash flow at Anaheim Hills Office Plaza due to vacancies. These net increases were partially offset by higher debt service costs in 2019 as a result of our higher average outstanding debt balances. Cash paid for interest was approximately $1,059 greater for the year ended December 31, 2019 compared to the 2018 period. Lastly, timing differences in net receivables and payables contributed to the higher cash flow from operating activities for the 2019 period.

Cash flows used in investing activities during the years ended December 31, 2019 and 2018 were $141,056 and $55,156, respectively. During the 2019 period, we acquired Providence Square and Seattle East Industrial for $136,494, net of prorations. During the 2018 period, we acquired Miami Industrial and Elston Plaza for $49,015, net of prorations. In 2019, we paid approximately $2,015 for improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvements of only $377 in the 2018 period. During the 2019 period, we invested an additional $2,000 into our real estate securities portfolio, compared to investments of $5,300 into our securities portfolio during the 2018 period.

Cash flows used in financing activities was $136,390 for the year ended December 31, 2019. We received proceeds of $61,125 in our offerings and paid $3,324 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2019 were $4,534. We processed redemptions that resulted in payments by us of $5,423, after deductions for any applicable 2% short-term trading discounts. We also borrowed $56,100 from our Wells Fargo line of credit to acquire Miami Industrial and Elston Plaza. We originated $92,440 in property loans and used the proceeds along with proceeds from our offerings to repay our line of credit and finance acquisitions of properties. In total, we repaid $59,119 against our outstanding balance on the revised Wells Fargo line of credit. In connection with the new property loans we paid $622 in financing costs. Additionally, we made principal payments on the Hartford Loan of $253 which required monthly principal payments beginning in January 2019.

Cash flows used in financing activities was $49,517 for the year ended December 31, 2018. We received proceeds of $39,896 in our offerings and paid $3,903 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2018 were $3,444. We processed redemptions that resulted in payments by us of $10,570, after deductions for any applicable 2% short-term trading discounts. We also borrowed $47,900 from our Wells Fargo line of credit to acquire Miami Industrial and Elston Plaza. We originated a $6,950 property specific loan from Transamerica on Wallingford Plaza and used the proceeds, along with proceeds of our offerings, to repay $26,380 against our outstanding balance on the Wells Fargo line of credit. Lastly, in connection with the origination of the Transamerica property-specific loan and the Wells Fargo line of credit, we paid $932 in financing costs.

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Cash flows provided by operating activities during the years ended December 31, 2018 and 2017 were $5,199 and $4,080, respectively. This increase is primarily due to lower deferred leasing cost payments in the 2018 period versus the 2017 period. In the 2017 period, we paid $1,600 in tenant improvement costs to Dick's Sporting Goods, Inc. that were treated under GAAP as a tenant inducement requiring such payment to be classified as an operating cash flow instead of an investing cash flow. Decreasing cash flows provided by operating activities for the year ended December 31, 2018 were deferred leasing costs of $463, which relates to an early renewal of the Allstate lease at Heritage Parkway and a new lease at Anaheim Hills Office Plaza. Additionally increasing the cash flows from operating activities for the year ended December 31, 2018 compared to 2017 were additional operating cash flows from the July 17, 2018 acquisition of Miami Industrial. The operating cash flow increases were further offset by decreases due to higher debt service costs as a result of higher interest rates on our line of credit and higher debt balances generally. Cash interest expense was approximately $513 greater for the year ended December 31, 2018 compared to 2017.

Cash flows used in investing activities during the years ended December 31, 2018 and 2017 were $55,156 and $1,501, respectively. During the 2018 period, we acquired Miami Industrial and Elston Plaza for $49,015, net of prorations. In addition, during 2018 we invested an additional $5,300 into our real estate securities portfolio. During the 2017 period, we invested an additional $1,000 into our real estate securities portfolio.

Cash flows used in financing activities was $49,517 for the year ended December 31, 2018. We received proceeds of $39,896 in our offerings and paid $3,903 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2018 were $3,444. We processed redemptions that resulted in payments by us of $10,570, after deductions for any applicable 2% short-term trading discounts. We also borrowed $47,900 from our revised Wells Fargo line of credit to acquire Miami Industrial and Elston Plaza. We originated a $6,950 property specific loan from Transamerica on Wallingford Plaza and used the proceeds, along with proceeds of our offerings, to repay $26,380 against our outstanding balance on the revised Wells Fargo line of credit. Lastly, in connection with the origination of the Transamerica property loan and the revised Wells Fargo line of credit, we paid $932 in financing costs.

Cash flows used in financing activities was $1,630 for the year ended December 31, 2017. We received proceeds of $15,780 in our offerings and paid $3,126 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2017 were $2,985. Additionally, we processed redemptions that resulted in payments by us of $9,199, after deductions for any applicable 2% short-term trading discounts. Lastly, we made net repayments of $2,100 against our outstanding balance under the Wells Fargo line of credit.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2019 and ending on December 31, 2019 for each share of Class A, Class I and Class T common stock outstanding. The table below shows the details of the distributions for 2019:

	Three Months Ended				Year Ended December 31, 2019
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Distributions:
Declared daily distribution rate, before adjustment for class-specific expenses	$0.00193545	$0.00195924	$0.00197058	$0.00198517
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$1,298	$4,641
Distributions reinvested	841	954	1,079	1,265	4,139
Distributions declared	$1,841	$2,059	$2,317	$2,563	$8,780

Source of Distributions:
Cash flow from operations	$1,000	$1,105	$1,238	$1,298	$4,641
Reinvested via the distribution reinvestment plan	841	954	1,079	1,265	4,139
Total Sources of Distributions	$1,841	$2,059	$2,317	$2,563	$8,780

Net Cash Provided by Operating Activities:	$789	$1,704	$2,304	$2,101	$6,898

Funds From Operations:	$4,083	$2,098	$3,021	$1,954	$11,156

For the year ended December 31, 2019, we paid $366,000 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2019. As a result, for the year ended December 31, 2019, our distributions were covered 78.6% by cash flow from operations and 21.4% by borrowings.

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

Redemptions

For details on our redemptions for the years ended December 31, 2019, 2018 and 2017, please see Note 9 to our consolidated financial statements contained within this Annual Report on Form 10-K. As of December 31, 2019, we had no unfulfilled redemption requests.

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

Effective January 1, 2018, we have adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the previous implementation guidance, real estate was broadly interpreted to be a business, which required, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. During the years ended December 31, 2019 and 2018, we completed acquisitions which were determined to be assets under ASU 2017-01, for which we capitalized transaction costs totaling $358 and $450 respectively. We expect that most of our real estate acquisitions will qualify as assets and not businesses, resulting in transaction costs being capitalized to the balance sheet instead of being expensed.
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
Revenue Recognition
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASUs that amended or clarified certain provisions of ASC 842. Under ASC 842, as amended, we elected (a) a package of three practical expedients that simplify adoption of ASC 842, and (b) a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met. Please see further details in Note 2 to our consolidated financial statements. We adopted ASU 2016-02 on its effective date, and we did not have a cumulative effect adjustment to our opening deficit balance as of January 1, 2019. In accordance with our adoption of the provisions of ASC 842, the accounting for leases in place as of December 31, 2018 that remain unmodified after the adoption of ASC 842 will remain unchanged while any new or modified leases we enter into after December 31, 2018 will be accounted for under the provisions of ASC 842.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if we have determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then we must write off that tenant's existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which we may be aware.

To the extent our revenues do not qualify for treatment under ASC 842 or under other specific guidance, we are required to recognize revenue in our financial statements in a manner that depicts the transfer of the promised goods or services to our customers in an amount that reflects the consideration to which we are entitled at the time of transfer of those goods or services. Such treatment may apply to other types of real estate related contracts, such as for dispositions or development of real estate.
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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2019. Also see Notes 7 and 8 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility with Wells Fargo Bank	$81,600	$—	$81,600	$—	$—
Mortgage Loan Payable with Nationwide Life Insurance	14,500	—	—	—	14,500
Mortgage Loan Payable with Hartford Life Insurance Company	12,747	262	552	11,933	—
Mortgage Loan Payable with Transamerica Life Insurance Company	6,950	—	217	248	6,485
Mortgage Loan Payable with State Farm Life Insurance Company	17,600	—	451	681	16,468
Mortgage Loan Payable with Nationwide Life Insurance Company	29,700	—	—	—	29,700
Mortgage Loan Payable with JPMorgan Chase Bank	45,140	—	—	—	45,140
Note to Affiliate	8,950	—	—	—	8,950
Total	$217,187	$262	$82,820	$12,862	$121,243
Off Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2019, we had $81,600 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.33%, representing approximately 60.0% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $408 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfodlio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2019, we owned $21,245 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2019 would result in a change of $2,125 to the unrealized gain on marketable securities.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2020 Proxy Statement") relating to our 2020 annual meeting of stockholders (our “2020 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2020.
On February 5, 2020, our board of directors determined to hold the 2020 Annual Meeting on May 7, 2020.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2020 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 40 hereof.

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

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Amended and Restated Advisory Agreement, dated as of January 20, 2016, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2016.

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed on September 21, 2012.
10.3	RREEF Property Trust, Inc. Second Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 7, 2018.
10.4
RREEF Property Trust, Inc. Second Amended and Restated Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 18 to the Company's Registration Statement on Form S-11, Commission File No. 333-208751 filed on March 15, 2019.

10.5
Form of Independent Director Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 18 to the Company's Registration Statement on Form S-11, Commission File No. 333-208751 filed on March 15, 2019.

10.6
Third Amended and Restated Expense Support Agreement, dated December 16, 2014, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2014.

10.7
First Amendment to the Third Amended and Restated Expense Support Agreement, dated January 20, 2016, by and between RREEF Property Trust, Inc. and RREEF America L.L.C., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2016.

10.8
Letter Agreement regarding Reimbursement of Expenses Pursuant to the Advisory Agreement and Expense Support Agreement by and among RREEF Property Trust, Inc., RREEF Property Operating Partnership, LP and RREEF America L.L.C., dated as of April 20, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 25, 2016.

10.9
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

10.10
First Amendment to Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated November 13, 2019, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudon Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.11
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 11, 2015.

10.12
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

10.14
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.15
Fixed Rate Term Loan Agreement, entered into as of December 1, 2016, by and between RPT 1109 Commerce Boulevard, LLC, as borrower, and Hartford Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2016.

10.16
Environmental Indemnity Agreement, executed as of December 1, 2016, by RPT 1109 Commerce Boulevard, LLC to and for the benefit of Hartford Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 6, 2016.

10.17
Deed of Trust, Security Agreement and Fixture Filing, entered into as of December 6, 2018, by and between RPT Wallingford Plaza, LLC, as borrower, and Transamerica Premier Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2018.

10.18
Environmental Indemnity Agreement, executed as of December 6, 2018, by RPT Wallingford Plaza, LLC to and for the benefit of Transamerica Premier Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2018.

10.19
Secured Promissory Note, executed as of December 6, 2018, by RPT Wallingford Plaza, LLC to and for the benefit of Transamerica Premier Life Insurance Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2018.

10.20
Mortgage and Security Agreement, entered into as of June 11, 2019, by and between RPT Elston Plaza, LLC, as borrower, and State Farm Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2019.

10.21
Promissory Note, executed as of June 11, 2019, by RPT Elston Plaza, LLC to and for the benefit of State Farm Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2019.

10.22
Environmental Indemnification Agreement, executed as of June 11, 2019, by RPT Elston Plaza, LLC to and for the benefit of State Farm Life Insurance Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 14, 2019.

10.23+
Purchase and Sale Agreement, dated August 8, 2019, by and between 4101 Roswell Road (Marietta), LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.24
Assignment and Assumption of Purchase and Sale Agreement, dated September 16, 2019, by and between RREEF America L.L.C. and RPT Providence Square, LLC, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.25
Loan Agreement, dated September 16, 2019, by and between Nationwide Life Insurance Company and RPT Providence Square, LLC, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.26
Indemnity Agreement, dated September 16, 2019, by and between Nationwide Life Insurance Company and RPT Providence Square, LLC, incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.27+
Purchase and Sale Agreement, dated November 19, 2019, by and between Franklin-Redmond LLC and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on December 27, 2019.

10.28
Assignment of Purchase and Sale Agreement, dated December 17, 2019, by and between Franklin-Redmond LLC, RREEF America, L.L.C. and RPT Seattle East Industrial, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on December 27, 2019.

10.29
Loan Agreement, dated December 17, 2019, by and between RPT Seattle East Industrial, LLC and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on December 27, 2019.

21.1
Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 1 to the Company's follow-on Registration Statement on Form S-11, Commission File No. 333-232425 filed on November 25, 2019.

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
______________

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

Date: March 5, 2020

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

Name	Title	Date

/s/ W. TODD HENDERSON	Chairman, Chief Executive Officer (Principal Executive Officer)	March 5, 2020
W. Todd Henderson

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Eric M. Russell

/s/ ANNE-MARIE VANDENBERG	President, Chief Operating Officer and Director	March 5, 2020
Anne-Marie Vandenberg

/s/ DEBORAH H. McANENY	Independent Director	March 5, 2020
Deborah H. McAneny

/s/ M. PETER STEIL, JR.	Independent Director	March 5, 2020
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 5, 2020
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019 and the related consolidated statement of comprehensive loss for the year ended December 31, 2017, and the related notes and financial statement schedule III, real estate and accumulated depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the measurement of their investments in marketable securities required by U.S. generally accepted accounting principles beginning on January 1, 2018 due to the adoption of Accounting Standards Update 2016-01, Financial Statements Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.
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
San Francisco, California
March 5, 2020

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Investment in real estate assets:
Land	$124,860	$64,426
Buildings and improvements, less accumulated depreciation of $21,403 and $15,901, respectively	167,004	108,585
Furniture, fixtures and equipment, less accumulated depreciation of $369 and $292, respectively	220	229
Acquired intangible lease assets, less accumulated amortization of $24,413 and $19,682, respectively	39,278	29,017
Total investment in real estate assets, net	331,362	202,257
Investment in marketable securities	21,245	14,735
Total investment in real estate assets and marketable securities, net	352,607	216,992
Cash and cash equivalents	4,234	2,002
Receivables, net of allowance for doubtful accounts of $6 and $6, respectively	4,812	3,324
Deferred leasing costs, net of amortization of $732 and $373, respectively	2,132	2,340
Prepaid and other assets	2,300	1,541
Total assets	$366,085	$226,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$81,291	$84,046
Mortgage loans payable, net	125,698	34,055
Accounts payable and accrued expenses	2,878	2,041
Due to affiliates	7,843	4,292
Note to affiliate, net of unamortized discount of $1,217 and $1,365, respectively	7,733	7,585
Acquired below-market lease intangibles, less accumulated amortization of $4,346 and $3,461, respectively	14,219	14,970
Distributions payable	441	334
Other liabilities	2,140	1,369
Total liabilities	242,243	148,692
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,821,127 and 3,574,584 issued and outstanding, respectively	38	36
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 9,557,896 and 6,132,292 issued and outstanding, respectively	96	61
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 938,409 and 628,863 issued and outstanding, respectively	9	6
Class D common stock, $0.01 par value; 50,000,000 shares authorized; 176,101 and 0 issued and outstanding, respectively	2	—
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	169,395	115,025
Deficit	(45,698)	(37,621)
Total stockholders' equity	123,842	77,507
Total liabilities and stockholders' equity	$366,085	$226,199
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Property related income	$24,070	$18,912	$17,479
Investment income on marketable securities	624	506	307
Total revenues	24,694	19,418	17,786
Expenses
General and administrative expenses	1,953	1,895	1,655
Property operating expenses	7,606	5,876	5,498
Advisory expenses	2,828	1,842	1,723
Depreciation	5,579	4,504	4,338
Amortization	4,874	4,133	3,722
Total operating expenses	22,840	18,250	16,936
Net realized gain (loss) upon sale of marketable securities	666	(416)	(70)
Net unrealized change in fair value of investment in marketable securities	3,290	(646)	—
Operating income	5,810	106	780
Interest expense	(5,107)	(3,835)	(3,521)
Net income (loss)	$703	$(3,729)	$(2,741)

Basic and diluted net income (loss) per share of Class A common stock	$0.06	$(0.40)	$(0.34)
Basic and diluted net income (loss) per share of Class I common stock	$0.05	$(0.42)	$(0.36)
Basic and diluted net income (loss) per share of Class T common stock	$0.07	$(0.39)	$(0.41)
Basic and diluted net income per share of Class D common stock	$0.04	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$703	$(3,729)	$(2,741)
Other comprehensive income (loss) for the years ended December 31, 2017:
Reclassification of previous unrealized change in fair value of marketable securities into net realized loss	—	—	70
Unrealized change in fair value of marketable securities for the year ended December 31, 2017	—	—	160
Total other comprehensive gain for the year ended December 31, 2017	—	—	230
Comprehensive income (loss)	$703	$(3,729)	$(2,511)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2016	—	$—	3,646,919	$36	3,780,836	$38	4,043	$—	—	$—	—	$—	$79,995	$(20,303)	$506	$60,272
Issuance of common stock	—	—	205,285	2	894,612	9	70,900	1	—	—	—	—	15,971	—	—	15,983
Issuance of common stock through the distribution reinvestment plan	—	—	94,370	1	71,018	—	416	—	—	—	—	—	2,240	—	—	2,241
Redemption of common stock	—	—	(279,647)	(3)	(394,416)	(4)	(4,043)	—	—	—	—	—	(9,193)	—	—	(9,200)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,246)	—	(5,246)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(2,200)	—	—	(2,200)
Comprehensive income (loss)	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(2,741)	$230	$(2,511)
Balance, December 31, 2017	—	$—	3,666,927	$36	4,352,050	$43	71,316	$1	—	$—	—	$—	$86,813	$(28,290)	$736	$59,339
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	—	—	—	—	—	—	—	—	—	—	736	(736)	—
Balance January 1, 2018, as adjusted	—	—	3,666,927	36	4,352,050	43	71,316	1	—	—	—	—	86,813	(27,554)	—	59,339
Issuance of common stock	—	—	391,867	4	1,857,612	18	552,490	5	—	—	—	—	39,747	—	—	39,774
Issuance of common stock through the distribution reinvestment plan	—	—	91,920	1	104,470	1	5,057	—	—	—	—	—	2,815	—	—	2,817
Redemption of common stock	—	—	(576,130)	(5)	(181,840)	(1)	—	—	—	—	—	—	(10,563)	—	—	(10,569)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,338)	—	(6,338)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,787)	—	—	(3,787)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,729)	—	(3,729)
Balance, December 31, 2018	—	$—	3,574,584	$36	6,132,292	$61	628,863	$6	—	$—	—	$—	$115,025	$(37,621)	$—	$77,507
Issuance of common stock	—	—	360,132	3	3,391,732	35	321,590	3	176,101	2	—	—	61,482	—	—	61,525
Issuance of common stock through the distribution reinvestment plan	—	—	95,974	1	180,444	2	11,120	—	—	—	—	—	4,136	—	—	4,139
Redemption of common stock	—	—	(209,563)	(2)	(156,698)	(2)	(23,164)	—	—	—	—	—	(5,569)	—	—	(5,573)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,780)	—	(8,780)
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(5,824)	—	—	(5,824)
Equity based compensation	—	—	—	—	10,126	—	—	—	—	—	—	—	145	—	—	145
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	703	$—	703
Balance, December 31, 2019	—	$—	3,821,127	$38	9,557,896	$96	938,409	$9	176,101	$2	—	$—	$169,395	$(45,698)	$—	$123,842
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$703	$(3,729)	$(2,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,579	4,504	4,338
Net realized loss (gain) upon sale of marketable securities	(666)	416	70
Net unrealized change in fair value of marketable securities	(3,290)	646	—
Share based compensation	145	—	—
Amortization of intangible lease assets and liabilities	4,205	3,900	3,567
Amortization of deferred financing costs	343	286	480
Allowance for doubtful accounts	—	(3)	8
Straight line rent	(694)	(188)	(502)
Amortization of discount on note to affiliate	148	145	142
Changes in assets and liabilities:
Receivables	(321)	(621)	(73)
Deferred leasing costs	(366)	(463)	(112)
Prepaid and other assets	24	(4)	55
Accounts payable and accrued expenses	248	181	(1,639)
Other liabilities	296	181	96
Due to affiliate	544	(52)	391
Net cash provided by operating activities	6,898	5,199	4,080
Cash flows from investing activities:
Investment in real estate and related assets	(136,494)	(49,015)	—
Improvements to real estate assets	(2,015)	(377)	(231)
Investment in marketable securities	(24,292)	(27,295)	(15,898)
Proceeds from sale of marketable securities	21,745	21,531	14,628
Net cash used in investing activities	(141,056)	(55,156)	(1,501)
Cash flows from financing activities:
Proceeds from line of credit	56,100	47,900	3,250
Repayment of line of credit	(59,119)	(26,380)	(5,350)
Proceeds from mortgage loans payable	92,440	6,950	—
Repayments of mortgage loans payable	(253)	—	—
Proceeds from issuance of common stock	61,125	39,896	15,780
Payment of financing costs	(622)	(932)	—
Payment of offering costs	(3,324)	(3,903)	(3,126)
Distributions to investors	(4,534)	(3,444)	(2,985)
Redemption of common stock	(5,423)	(10,570)	(9,199)
Net cash provided by (used in) financing activities	136,390	49,517	(1,630)
Net increase (decrease) in cash and cash equivalents	2,232	(440)	949
Cash and cash equivalents, beginning of year	2,002	2,442	1,493
Cash and cash equivalents, end of year	$4,234	$2,002	$2,442

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2019	2018	2017
Distributions declared and unpaid	$441	$334	$259
Common stock issued through the distribution reinvestment plan	4,139	2,817	2,242
Unrealized gain (loss) on marketable securities	—	—	230
Purchases of marketable securities not yet paid	189	108	102
Proceeds from sale of marketable securities not yet received	165	91	73
Proceeds from issuance of common stock not yet received	500	100	222
Accrued offering costs not yet paid	4,044	1,861	986
Capital expenditures not yet paid	814	247	—
Redemptions not yet paid	150	—	—
Deferred leasing costs not yet paid	—	217	—

Supplemental Cash Flow Disclosures:
Interest paid	$4,384	$3,325	$2,812
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$136,700	$49,637	$—
Prepaid and other assets assumed	256	2	—
Other liabilities assumed	(462)	(624)	—
Investment in real estate and related assets	$136,494	$49,015	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Registration Statement"). Pursuant to the Initial Registration Statement, the Company offered for sale up to $2,250,000 of shares of its common stock in its primary offering and up to $250,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Public Offering”). On May 30, 2013, RREEF America, L.L.C., a Delaware limited liability company ("RREEF America"), the Company's sponsor and advisor, purchased $10,000 of the Company's Class I common stock, $0.01 par value per share ("Class I Shares"), in the Initial Public Offering, and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations. Initially, the Company offered to the public two classes of shares of its common stock, Class A common stock, $0.01 par value per share ("Class A Shares") and Class I Shares, in any combination of Class A Shares and Class I Shares with a dollar value up to the maximum offering amount.

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D shares (the "Private Offering").

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

On July 12, 2016, the SEC declared effective the Company's registration statement on form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Registration Statement"). Pursuant to the Registration Statement, the Company offered for sale up to $2,100,000 of shares of its Class A shares, Class I shares or Class T shares in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on offering (the "Follow-On Public Offering"). The Company's Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.

On January 8, 2020, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-232425), filed under the Securities Act of 1933, as amended (the "Second Follow-On Registration Statement"). Pursuant to the Second Follow-On Registration Statement, the Company is offering for sale up to $2,300,000 of shares of its Class A shares, Class I shares or Class T shares consisting of up to $2,100,000 in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's second follow-on offering (the "Second Follow-On Public Offering"). The Company's Follow-On Public Offering terminated upon the commencement of the Second Follow-On Public Offering. Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offering are referred to as the "Offerings."

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2019 except for the adoption of certain Accounting Standards Updates ("ASU") noted below in Note 2.
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
December 31, 2019
(in thousands, except share and per share data)

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
In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, the intent of which is to assist entities with evaluating whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. Under the previous implementation guidance, real estate was broadly interpreted to be a business, which required, among other things, that acquisition related costs be expensed at the time of acquisition. The amendments in ASU 2017-01 provide a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. The Company adopted ASU 2017-01 on its effective date of January 1, 2018, which did not have an impact on the Company's consolidated financial statements. See Note 4 for details of the impact of ASU 2017-01 on the property acquisitions completed by the Company during the years ended December 31, 2019 and 2018.

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

Acquired above- and below-market lease values are estimated based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain fixed-rate renewal options if, at the time of acquisition, the exercise of such renewal options are determined to be sufficiently economically advantageous to the tenant. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2019 and 2018, none of the Company's real estate investments were impaired.
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
Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Statements - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, which improves certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 revised the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. Beginning January 1, 2018, the net unrealized change in the fair value of the Company's investments in marketable securities is recorded in earnings as part of operating income.
The Company adopted ASU 2016-01 using a modified retrospective approach that resulted in recording, on January 1, 2018, a cumulative effect adjustment of $736 of net unrealized gain on its investments in marketable securities as of December 31, 2017 into deficit in the accompanying consolidated financial statements.
The Company has reclassified the $70 of net realized loss upon sale of marketable securities on the accompanying consolidated statements of operations for the year ended December 31, 2017 into operating income for comparative purposes. This reclassification has not changed the Company's net loss for the year ended December 31, 2017.
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
December 31, 2019
(in thousands, except share and per share data)

assumption date, with the difference between such estimated fair value and the borrowings’ outstanding principal balance being amortized over the remaining life of the borrowing.
Revenue Recognition
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASUs that amended or clarified certain provisions of ASC 842. Under ASC 842, as amended, the Company elected (a) a package of three practical expedients whereby the Company will not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating versus capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), and (b) a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, the Company elected to adopt ASU 2016-02 on its effective date, and the Company did not have a cumulative effect adjustment to its opening deficit balance as of January 1, 2019. In accordance with the Company's adoption of the provisions of ASC 842, the accounting for leases in place as of December 31, 2018 that remain unmodified after the adoption of ASC 842 will remain unchanged while any new or modified leases entered into by the Company after December 31, 2018 will be accounted for under the provisions of ASC 842.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. As of December 31, 2019, the Company has assessed all of its future lease payments to be at least probable.

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
Organization and Offering Expenses

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that they may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to each of the public offerings individually will not exceed 15% of the gross proceeds from such individual public offering. In addition, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the each public offering, as applicable. The aforementioned 15% and 10% limits do not apply to the Company's Private Offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the Company's outstanding Class A shares, and (b) 1.00% per annum on the NAV of the Company's outstanding Class T shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the Company's outstanding Class A and Class I shares (collectively, the "Trailing Fees"); provided, however, that the Class I shares owned by RREEF America do not incur a dealer manager fee on a trailing basis (which inures to the benefit all Class A and Class I stockholders). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid in the future on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2019, the Company has accrued $6,221 in Trailing Fees estimated to be payable in the future with respect to the Initial Public Offering and the Follow-On Public Offering.
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
December 31, 2019
(in thousands, except share and per share data)

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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2019, 2018 and 2017, the Company has no assets or liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 13. Through December 31, 2019, the Company has not had any Real Estate Loan investments.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock. From the Company’s inception through December 31, 2018, the Company had not issued any participating securities. In March and May 2019, the Company granted shares of its Class I common stock to its independent directors (see Note 9), which qualify as participating securities.

Concentration of Credit Risk
As of December 31, 2019 and 2018, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Recent Accounting Pronouncements

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), which provides guidance for determining the fair value and its application to lease classification and measurement for lessors that are not manufacturers or dealers, referred to as qualifying lessors. For qualifying lessors, the fair value of the underlying asset at lease commencement would be its cost, including any acquisition costs, however if a significant amount of time has elapsed between the asset acquisition date and the lease commencement, the fair value would be based on the guidance in ASC 820. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company has evaluated the impact of ASU 2019-01 and determined the adoption will not have a material impact.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
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
The fair value of the Company's lines of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2019 and 2018 approximated its fair value of $81,600 and $84,619 respectively. The Company estimated the fair value of its mortgage loans payable at $126,601 and $33,560 as of December 31, 2019 and 2018, respectively. If the valuation of the Company's properties as of December 31, 2019 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,500 and $2,900 as of December 31, 2019 and 2018, respectively.The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
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

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES

The Company acquired two real estate properties during the year ended December 31, 2019 (the "2019 acquisitions"), four real estate properties during the year ended December 31, 2018 (the "2018 acquisitions"), and no real estate property during the year ended December 31, 2017.
On December 17, 2019, the Company acquired Seattle East Industrial for the purchase price of $81,500 (excluding closing cost). The acquisition was funded with proceeds from the Offerings, a borrowing of $35,600 under the Company's line of credit and a secured, fully non-recourse loan for $45,140 from JPMorgan Chase Bank. Seattle East Industrial is comprised of a single industrial distribution building in Redmond, Washington with 210,321square feet fully leased to one tenant.

On September 16, 2019, the Company acquired Providence Square for a purchase price of $54,842 (excluding closing costs). The acquisition was funded with proceeds from the Offerings, a borrowing of $18,300 under the Company's line of credit and a secured, fully non-recourse loan for $29,700 from Nationwide Life Insurance Company. Providence Square is a home improvement anchored community retail shopping center in Marietta, Georgia with a grocery component totaling 222,805 square feet fully leased to 26 tenants, including one freestanding building of 5,779 square feet subject to a ground lease with a single tenant.

On December 31, 2018, the Company acquired Elston Plaza for the a purchase price of $28,350 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $27,000 under the Company's line of credit. Elston Plaza consists of a 92,806 square-foot retail property leased to 11 tenants, inclusive of a freestanding 4,860 square-foot building which is subject to a ground lease with a single tenant.

On July 17, 2018, the Company acquired three industrial properties located in Miami, Florida ("Miami Industrial") for a purchase price of $20,700 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $19,900 under the Company's line of credit. Miami Industrial consists of three warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.

All leases at Seattle East Industrial, Providence Square, Elston Plaza and Miami Industrial have been classified as operating leases.

Under ASU 2017-01, the 2019 acquisitions were determined to be asset acquisitions, resulting in the Company's capitalization of $139 and $219 of acquisition related costs for Seattle East Industrial and Providence Square, respectively. The Company's allocation of the purchase price (including acquisition related costs) of the 2019 acquisitions to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	Seattle East Industrial	Providence Square	2019 Total
Land	$50,692	$9,741	$60,433
Building and improvements	23,691	37,718	61,409
Acquired in-place leases	7,256	7,625	14,881
Acquired above-market leases	—	111	111
Acquired below-market leases	—	(134)	(134)
Total purchase price	$81,639	$55,061	$136,700

Under ASU 2017-01, the 2018 acquisitions were determined to be asset acquisitions, resulting in the Company's capitalization of $308 and $142 of acquisition related costs for Elston Plaza and Miami Industrial, respectively. The Company's allocation of the purchase price (including acquisition related costs) of the 2018 acquisitions to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, is as follows:

	Elston Plaza	Miami Industrial	2018 Total
Land	$17,767	$9,420	$27,187
Building and improvements	12,168	8,125	20,293
Acquired in-place leases	8,083	3,752	11,835
Acquired above-market leases	69	—	69
Acquired below-market leases	(9,292)	(455)	(9,747)
Total purchase price	$28,795	$20,842	$49,637

The Company recorded revenues and net loss related to the 2019 and 2018 acquisitions during the years ended December 31, 2019 and 2018, respectively, as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenues	$1,429	$810
Net loss	(160)	(39)
The Company’s estimated revenues and net loss, on a pro forma basis, as if the 2019 acquisitions were completed on January 1, 2018, are as follows (unaudited):

Year Ended December 31, 2019
Revenues	$31,847
Net loss	(282)
Basic and diluted net loss per share of Class A common stock	$(0.02)
Basic and diluted net loss per share of Class I common stock	$(0.03)
Basic and diluted net loss per share of Class T common stock	$(0.01)
Basic and diluted net loss per share of Class D common stock	$(0.04)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

The Company’s estimated revenues and net loss, on a pro forma basis, as if the 2018 acquisitions were completed on January 1, 2017, are as follows (unaudited):

Year Ended December 31, 2018
Revenues	$23,680
Net loss	(4,333)
Basic and diluted net loss per share of Class A common stock	$(0.47)
Basic and diluted net loss per share of Class I common stock	$(0.48)
Basic and diluted net loss per share of Class T common stock	$(0.46)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of period presented, nor does it purport to represent the results of future operations.

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2019 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2020	$5,410	$117	$(878)
2021	5,065	113	(866)
2022	4,634	42	(858)
2023	3,122	32	(765)
2024	2,096	12	(754)
Thereafter	18,589	46	(10,098)
Total	$38,916	$362	$(14,219)

Weighted average remaining amortization period (in years)	10.7	4.0	18.2

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of December 31, 2019, the Company owned fourteen properties with a total of sixty commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of December 31, 2018, the Company owned twelve properties with a total of thirty-one commercial tenants comprised of four office properties (including one medical office property), three retail properties, four industrial property and one student housing property with 316 beds. As of December 31, 2017, the Company owned eight properties with a total of nineteen commercial tenants comprised of four office properties (including one medical office property), two retail properties, one industrial property and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2019, 2018 and 2017 is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	2019	2018	2017
Lease revenue[1]	$22,706	$18,491	$16,822
Straight line revenue	694	188	502
Above- and below-market lease amortization, net	774	337	258
Lease incentive amortization	(104)	(104)	(103)
Rental and other property income	$24,070	$18,912	$17,479
[1]Lease revenue includes $3,762, $2,540, and $2,348 of variable income from tenant reimbursements for the years ended December 31, 2019, 2018 and 2017, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of December 31, 2019 and 2018 are as follows:

Year ended December 31,	Future Minimum Rent
2020	$24,822
2021	21,896
2022	19,400
2023	15,610
2024	11,909
Thereafter	56,188
$149,825

Future Minimum Rent
2019	$16,617
2020	15,300
2021	13,198
2022	11,666
2023	8,645
Thereafter	36,330
$101,756

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2019, 2018 and 2017 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	Percent of actual gross rental revenues
Property	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
The Flats at Carrs Hill, Athens, GA	13.8%	16.5%	17.3%
Elston Plaza, Chicago, IL	13.0	—	—
Loudoun Gateway, Sterling, VA	12.5	15.9	17.1
Allied Drive, Dedham, MA	12.2	15.5	16.6
Terra Nova Plaza, Chula Vista, CA	9.5	11.7	12.4
Commerce Corner, Logan Township, NJ	8.2	10.3	10.4
Anaheim Hills Office Plaza, Anaheim, CA	5.2	12.2	12.6
Total	74.4%	82.1%	86.4%

	Percent of actual gross rental revenues
Tenant	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Orbital ATK Inc. - Loudoun Gateway	12.5%	15.9%	17.1%
New England Baptist Hospital - Allied Drive	10.9	13.3	14.0
Total	23.4%	29.2%	31.1%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2019, 2018 and 2017 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2019	December 31, 2018	December 31, 2017
FedEx Ground - Seattle East Industrial	15.3%	—%	—%
Orbital ATK Inc. - Loudoun Gateway	11.5	15.9	18.6
New England Baptist Hospital - Allied Drive	7.0	9.3	10.6
Total	33.8%	25.2%	29.2%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2019 and 2018, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2019	December 31, 2018
Marketable securities—cost	$17,866	$14,646
Unrealized gains	3,413	676
Unrealized losses	(34)	(587)
Net unrealized gain	3,379	89
Marketable securities—fair value	$21,245	$14,735

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2019, marketable securities sold generated proceeds of $21,819 resulting in gross realized gains of $1,046 and gross realized losses of $380. During the year ended December 31, 2018, marketable securities sold generated proceeds of $21,549 resulting in gross realized gains of $560 and gross realized losses of $976. During the year ended December 31, 2017, marketable securities sold generated proceeds of $14,617 resulting in gross realized gains of $533 and gross realized losses of $603.

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

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit has a three-year term maturing February 27, 2021. The Company has two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. The Company plans to refinance or extend the line of credit prior to its maturity date using available cash flows to meet the requirements for extension.

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of December 31, 2019, the outstanding balance was $81,600 and the weighted average interest rate was 3.33%. As of December 31, 2018, the outstanding balance was $84,619 and the weighted average interest rate was 4.07%. As of December 31, 2018, the maximum borrowing capacity was $100,000, and the Company was in compliance with all covenants.

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

On November 13, 2019, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a first amendment (the "Amendment") to the Revised Wells Fargo Line of Credit. The Amendment reduced the minimum debt yield for the purposes of determining the maximum borrowing capacity from 10% to 9%. As of December 31, 2019, the Company's maximum borrowing capacity was $89,310.

The Revised Wells Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

collateral pool at all times, and that collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2019.

Nationwide Life Insurance Loan-Flats

On March 1, 2016, RPT Flats at Carrs Hill, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Flats Nationwide Loan"). Proceeds of $14,500 obtained from the Flats Nationwide Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Flats at Carrs Hill from the Wells Fargo Line of Credit. The Flats Nationwide Loan is a secured, fully non-recourse loan maturing after ten years on March 1, 2026 with no extension options. The Flats Nationwide Loan carries a fixed interest rate of 3.63% and requires monthly interest-only payments of $44 during the entire term. The Flats Nationwide Loan permits voluntary prepayment of the full amount of the Flats Nationwide Loan at any time subject to payment of the applicable prepayment premium.

Hartford Life Insurance Company

On December 1, 2016 , RPT 1109 Commerce Boulevard, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Hartford Life Insurance Company (the "Hartford Loan"). Proceeds of $13,000 obtained from the Hartford Loan were used to repay outstanding balances under the Wells Fargo Line of Credit, thereby releasing Commerce Corner from the Wells Fargo Line of Credit. The Hartford Loan is a secured, fully non-recourse loan maturing after seven years on December 1, 2023 with no extension options. The Hartford loan carries a fixed interest rate of 3.41% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The Hartford Loan permits voluntary prepayment of the full amount of the Hartford Loan at any time after 18th month of the term the subject to payment of the applicable prepayment premium.

Transamerica Life Insurance Company

On December 6, 2018, RPT Wallingford Plaza, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a credit agreement with Transamerica Premier Life Insurance Company (the"Transamerica Loan"). Proceeds of $6,950, net of transaction costs, obtained from the Transamerica Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Wallingford Plaza from the Revised Wells Fargo Line of Credit. The Transamerica Loan is a secured, fully non-recourse loan maturing after ten years on January 1, 2029 with no extension options. The Transamerica Loan carries a fixed interest rate of 4.56% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The Transamerica Loan permits voluntary prepayment of the full amount of the Transamerica Loan at any time subject to payment of the applicable prepayment premium.

State Farm Life Insurance Loan

On June 11, 2019, RPT Elston Plaza, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with State Farm Life Insurance Company (the "State Farm Loan"). Proceeds of $17,600 obtained from the State Farm Loan were used to repay outstanding balances under the Revised Wells Fargo Line of Credit, thereby releasing Elston Plaza from the Revised Wells Fargo Line of Credit. The State Farm Loan is a secured, fully non-recourse loan maturing after seven years on July 1, 2026 with no extension options. The State Farm Loan carries a fixed interest rate of 3.89% with interest-only payments for the first 24 months of the term, followed by principal and interest payments for the remainder of the term, based upon a 30-year amortization schedule. The State Farm Loan permits voluntary prepayment of the full amount of the State Farm Loan subject to payment of the applicable prepayment premium.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

Nationwide Life Insurance Loan-Providence

On September 16, 2019, RPT Providence Square, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with Nationwide Life Insurance Company (the "Providence Nationwide Loan"). Proceeds of $29,700 obtained from the Providence Nationwide Loan were used to fund the acquisition of Providence Square. The Providence Nationwide Loan is a secured, fully non-recourse loan maturing after ten years on October 5, 2029 with no extension options. The Providence Nationwide Loan carries a fixed interest rate of 3.67% with interest-only payments for the entire ten year term. The Providence Nationwide Loan permits voluntary prepayment of the full amount of the Providence Nationwide Loan subject to payment of the applicable prepayment premium.

JPMorgan Chase Bank

On December 17, 2019, RPT Seattle East Industrial, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a credit agreement with JPMorgan Chase Bank (the " JPMorgan Chase Loan"). Proceeds of $45,140 obtained from the JPMorgan Chase Loan were used to fund the acquisition of Seattle East Industrial. The JPMorgan Chase Loan is a secured, fully non-recourse loan maturing after ten years on January 1, 2030 with no extension options. The JPMorgan Chase Loan carries a fixed interest rate of 3.87% with interest-only payments for the entire ten year term. The JPMorgan Chase Loan permits voluntary prepayment of the full amount of the loan subject to payment of the applicable prepayment premium.

The following is a reconciliation of the carrying amounts of the line of credit and mortgage loans payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Line of credit	$81,600	$84,619
Deduct: Deferred financing costs, less accumulated amortization	(309)	(573)
Line of credit, net	$81,291	$84,046

Mortgage loans payable	$126,637	$34,450
Deduct: Deferred financing costs, less accumulated amortization	(939)	(395)
Mortgage loans payable, net	$125,698	$34,055

Aggregate future principal payments due on the Revised Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2019 are as follows:

Year	Amount
2020	$262
2021	82,103
2022	717
2023	12,388
2024	474
Thereafter	112,293
Total	$208,237

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

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
1.The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV of the outstanding shares of each class of common stock for such day. The fixed component of the advisory fee is payable monthly in arrears.
2.The performance component is calculated for each class of common stock on the basis of the total return to stockholders of each class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The fees earned by RREEF America for the years ended December 31, 2019, 2018 and 2017 are shown below.

	Year Ended December 31,
	2019	2018	2017
Fixed component	$1,759	$1,268	$1,050
Performance component	1,069	574	673
	$2,828	$1,842	$1,723

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
For the years ended December 31, 2019 and 2018, RREEF America incurred $286 and $306 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2019 and 2018, the Company had a payable to RREEF America of $67 and $73, respectively, for offering and operating expenses reimbursable under the terms and conditions of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. For the year ended December 31, 2018, the Company reimbursed RREEF America $928 for Deferred O&O.

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America reached $9,200. As of December 31, 2015, the Company had incurred a total of $9,200 in Expense Payments in addition to the $4,618 of Deferred O&O noted above. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs for the Initial Public Offering, $196 of offering costs for the Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). The Company currently owes $8,950 to RREEF America under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, the Company will make monthly reimbursement payments to RREEF America in the amount of $417 for the first 12 months and $329 for the second 12 months, subject to monthly reimbursement payment limitations described in the Letter Agreement. The execution of the Letter Agreement represents a modification of the Note to Affiliate, and as such, the unamortized discount on the Note to Affiliate as of April 25, 2016 is instead being amortized over the estimated repayment period pursuant to the Letter Agreement. In accordance therewith, the Company is amortizing the remaining discount using an interest rate of 1.93%. For the years ended December 31, 2019, 2018 and 2017, the Company amortized $148, $145 and $145 respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

On July 1, 2016, the Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"). The Dealer Manager Agreement governs the distribution by the Dealer Manager of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

Company’s Class A shares, Class I shares, Class N shares and Class T shares of common stock in the Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in any subsequent registered public offering. As of December 31, 2019 and 2018, the Company has accrued $118 and $86, respectively, in Trailing Fees currently payable to the Dealer Manager, and $6,221 and $3,107, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2019 and 2018, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $391 and $542, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2019 and 2018, the Dealer Manager incurred $193 and $321, respectively. As of December 31, 2019 and 2018, the Company had payable to the Dealer Manager $193 and $329, respectively, of such cost which were included in due to affiliates on the consolidated balance sheets.
Reimbursement Limitations

Organization and Offering costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering. For the Company's Initial Public Offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2019, estimated Trailing Fees payable in the future of $226.
As of December 31, 2019, in the Follow-On Public Offering, the Company had raised $131,246 in gross proceeds and incurred total organization and offering costs of $12,767, including estimated accrued Trailing Fees payable in the future of $5,995.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, total operating expenses of the Company were $4,756, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2018,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

total operating expenses of the Company were $3,712, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2019 and 2018, the Company owed RREEF America and the Dealer Manager the following amounts:

	December 31, 2019	December 31, 2018
Reimbursable under the Advisory Agreement	$67	$73
Reimbursable under Dealer Manager Agreement	193	329
Advisory fees	1,244	697
Accrued Trailing Fees	6,339	3,193
Due to affiliates	$7,843	$4,292

Note to Affiliate	$8,950	$8,950
Unamortized discount	(1,217)	(1,365)
Note to Affiliate, net of unamortized discount	$7,733	$7,585

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
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and annual distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class T shares are subject to selling commissions of up to 3% of the purchase price, an upfront dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years (assuming the maximum selling commission was charged at purchase). Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

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
December 31, 2019
(in thousands, except share and per share data)

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
While there is no minimum holding period, shares redeemed within 365 days of the date of a stockholder's initial purchase will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

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

During the years ended December 31, 2019, 2018 and 2017, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, borrowings on the Wells Fargo Line of Credit or offering proceeds. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2019	Shares	Weighted Average Share Price	Amount
Class A	209,563	$14.28	$2,992
Class I	156,698	14.37	2,250
Class T	23,164	14.35	331
Class D	—	—	—

Year Ended December 31, 2018	Shares	Weighted Average Share Price	Amount
Class A	576,130	$13.95	$8,036
Class I	181,840	13.98	2,534
Class T	—	—	—
Class D	—	—	—

Year Ended December 31, 2017	Shares		Weighted Average Share Price	Amount
Class A	279,647		$13.48	$3,770
Class I	394,416		13.61	5,368
Class T	4,043	*	15.29	62
Class D	—		—	—
* Repurchased in private transactions.

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend any ongoing public offering, including the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

Equity-Based Compensation

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

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

On May 15, 2019, pursuant to the new independent director compensation plan, the Company granted $10 of shares of restricted Class I common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s Class I Share price on the date of grant, which was $14.32, which resulted in a total of 2,094 shares granted. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual shareholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Year Ended December 31, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	—	$—
Changes during the period:
Granted	22,094	$14.34
Vested	(5,000)	$14.34
Forfeited	—
Outstanding, end of period	17,094	$14.34

Amount included in general and administrative expenses	$145
NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net earnings or loss per share of Class A, Class I, Class T and Class D common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net earnings or loss of each class of common stock differently. The calculated performance component for the years ended December 31, 2019, 2018 and 2017, and the impact on each class of common stock, are shown below.

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Company has

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each of the Company’s Class A, Class I, Class T, and Class D common stock.

	Year Ended December 31, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net income before performance fee	$537	$1,110	$111	$13
Allocation of performance fees	(306)	(695)	(59)	(9)
Total Numerator	$231	$415	$52	$4
Denominator - weighted average number of common shares outstanding	3,712,803	7,684,718	763,773	91,669
Basic and diluted net income per share:	$0.06	$0.05	$0.07	$0.04
*Class D Shares were initially issued in June 2019

	Year Ended December 31, 2018
	Class A	Class I	Class T	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,282)	$(1,766)	$(108)	$—
Allocation of performance fees	(207)	(353)	(14)	—
Total Numerator	$(1,489)	$(2,119)	$(122)	$—
Denominator - weighted average number of common shares outstanding	3,691,760	5,085,231	310,304	—
Basic and diluted net loss per share:	$(0.40)	$(0.42)	$(0.39)	$—

	Year Ended December 31, 2017
	Class A	Class I	Class T	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(978)	$(1,086)	$(4)	$—
Allocation of performance fees	(283)	(387)	(2)	—
Total Numerator	$(1,261)	$(1,473)	$(6)	$—
Denominator - weighted average number of common shares outstanding	3,678,616	4,084,980	14,871	—
Basic and diluted net loss per share:	$(0.34)	$(0.36)	$(0.41)	$—

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
December 31, 2019
(in thousands, except share and per share data)

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

Shown below are details of the Company's distributions for 2019, 2018 and 2017.

	Three Months Ended				Total
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924	$0.00197058	$0.00198517
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$1,298	$4,641
Distributions reinvested	841	954	1,079	1,265	4,139
Distributions declared	$1,841	$2,059	$2,317	$2,563	$8,780
Class A shares issued upon reinvestment	22,405	23,894	24,576	25,099	95,974
Class I shares issued upon reinvestment	34,329	39,949	47,367	58,799	180,444
Class T shares issued upon reinvestment	2,250	2,736	2,891	3,243	11,120
Class D shares issued upon reinvestment*	—	—	—	—	—
*Class D Shares were initially issued in June 2019

	Three Months Ended				Total
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261	$0.00192836
Distributions paid or payable in cash	$781	$831	$928	$981	$3,521
Distributions reinvested	619	662	734	802	2,817
Distributions declared	$1,400	$1,493	$1,662	$1,783	$6,338
Class A shares issued upon reinvestment	22,714	22,901	23,500	22,805	91,920
Class I shares issued upon reinvestment	21,479	23,520	27,180	32,291	104,470
Class T shares issued upon reinvestment	678	976	1,548	1,855	5,057

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Declared daily distribution rate, before adjustment for class-specific fees	$0.00183555	$0.00183207	$0.00185445	$0.00186845
Distributions paid or payable in cash	$717	$742	$773	$773	$3,005
Distributions reinvested	518	542	579	602	2,241
Distributions declared	$1,235	$1,284	$1,352	$1,375	$5,246
Class A shares issued upon reinvestment	23,567	23,806	23,649	23,348	94,370
Class I shares issued upon reinvestment	15,152	16,611	18,986	20,269	71,018
Class T shares issued upon reinvestment	—	—	17	399	416

NOTE 12 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2019, 2018 and 2017:

Characterization	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Ordinary income	20.1932%	24.4049%	19.2608%
Capital gain distribution	2.1065	—	—
Nondividend distributions (return of capital)	77.7003	75.5951	80.7392
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25, $24 and $42 for the years ended December 31, 2019, 2018 and 2017, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

NOTE 13 — SEGMENT INFORMATION

For the years ended December 31, 2019, 2018 and 2017, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2019, and 2018 and net income (loss) for the years ended December 31, 2019, 2018 and 2017.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2019	$331,362	$21,245	$352,607

Reconciliation to total assets of December 31, 2019
Carrying value per reportable segments			$352,607
Corporate level assets			13,478
Total assets			$366,085

Carrying value as of December 31, 2018	$202,257	$14,735	$216,992

Reconciliation to total assets of December 31, 2018
Carrying value per reportable segments			$216,992
Corporate level assets			9,207
Total assets			$226,199

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2019
Revenues
Property related income	$24,070	$—	$24,070
Investment income on marketable securities	—	624	624
Total revenues	24,070	624	24,694
Segment operating expenses	7,606	41	7,647
Net realized gain (loss) upon sale of marketable securities	—	666	666
Net unrealized change in fair value of investment in marketable securities	—	3,290	3,290
Operating income - Segments	$16,464	$4,539	$21,003

Year Ended December 31, 2018
Revenues
Property related income	$18,912	$—	$18,912
Investment income on marketable securities	—	506	506
Total revenues	18,912	506	19,418
Segment operating expenses	5,876	50	5,926
Net realized gain (loss) upon sale of marketable securities	—	(416)	(416)
Net unrealized change in fair value of investment in marketable securities	—	(646)	(646)
Operating income (loss)- Segments	$13,036	$(606)	$12,430

Year Ended December 31, 2017
Revenues
Property related income	$17,479	$—	$17,479
Investment income on marketable securities	—	307	307
Total revenues	17,479	307	17,786
Segment operating expenses	5,498	38	5,536
Net realized gain (loss) upon sale of marketable securities	—	(70)	(70)
Net unrealized change in fair value of investment in marketable securities	—	—	—
Operating income- Segments	$11,981	$199	$12,180

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net income (loss)	2019	2018	2017
Operating income - Segments	$21,003	$12,430	$12,180
General and administrative expenses	(1,912)	(1,845)	(1,617)
Advisory expenses	(2,828)	(1,842)	(1,723)
Depreciation	(5,579)	(4,504)	(4,338)
Amortization	(4,874)	(4,133)	(3,722)
Operating income	5,810	106	780
Interest expense	(5,107)	(3,835)	(3,521)
Net income (loss)	$703	$(3,729)	$(2,741)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019, 2018 and 2017.

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Property related income	$5,765	$5,561	$5,787	$6,957
Investment income on marketable securities	151	150	158	165
Total revenues	5,916	5,711	5,945	7,122
Operating expenses	(5,304)	(5,219)	(5,784)	(6,533)
Interest expense	(1,293)	(1,196)	(1,138)	(1,480)
Net realized gain (loss) upon sale of marketable securities	119	146	274	127
Net unrealized change in fair value of investments in marketable securities	2,166	189	1,254	(319)
Net income (loss)	$1,604	$(369)	$551	$(1,083)
Weighted average number of common shares outstanding - basic and diluted Class A	3,592,146	3,703,672	3,756,326	3,796,346
Weighed average number of common shares outstanding - basic and diluted Class I	6,330,885	7,105,086	8,058,111	9,208,594
Weighted average number of common shares outstanding - basic and diluted Class T	649,621	737,796	806,338	858,575
Weighted average number of common shares outstanding - basic and diluted Class D	—	11,611	176,101	176,101
Basic and diluted net income (loss) per share - Class A	$0.15	$(0.03)	$0.04	$(0.08)
Basic and diluted net income (loss) per share - Class I	$0.15	$(0.03)	$0.04	$(0.08)
Basic and diluted net income (loss) per share - Class T	$0.15	$(0.03)	$0.05	$(0.07)
Basic and diluted net income (loss) per share - Class D	$—	$(0.02)	$0.06	$(0.08)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Property related income	$4,503	$4,383	$4,991	$5,035
Investment income on marketable securities	89	120	137	160
Total revenues	4,592	4,503	5,128	5,195
Operating expenses	(4,198)	(4,203)	(4,863)	(4,986)
Interest expense	(904)	(884)	(1,014)	(1,033)
Net realized (loss) gain upon sale of marketable securities	(253)	(155)	202	(210)
Net unrealized changed in fair value of investment in marketable securities	(501)	981	(201)	(925)
Net (loss) income	$(1,264)	$242	$(748)	$(1,959)
Weighted average number of common shares outstanding - basic and diluted Class A	3,686,669	3,691,785	3,777,836	3,610,639
Weighed average number of common shares outstanding - basic and diluted Class I	4,467,002	4,793,077	5,202,959	5,861,271
Weighted average number of common shares outstanding - basic and diluted Class T	79,305	150,764	426,209	578,181
Basic and diluted net (loss) income per share - Class A	$(0.15)	$0.03	$(0.08)	$(0.20)
Basic and diluted net (loss) income per share - Class I	$(0.15)	$0.03	$(0.08)	$(0.22)
Basic and diluted net (loss) income per share - Class T	$(0.15)	$0.03	$(0.07)	$(0.20)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2019
(in thousands, except share and per share data)

	For the Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Property related income	$4,334	$4,315	$4,360	$4,470
Investment income on marketable securities	44	77	85	101
Total revenues	4,378	4,392	4,445	4,571
Operating expenses	(3,991)	(4,054)	(4,497)	(4,394)
Interest expense	(826)	(887)	(910)	(898)
Net realized gain (loss) gain upon sale of marketable securities	55	(7)	(25)	(93)
Net loss	$(384)	$(556)	$(987)	$(814)
Weighted average number of common shares outstanding basic and diluted - Class A	3,650,176	3,699,115	3,677,266	3,687,513
Weighted average number of common shares outstanding basic and diluted - Class I	3,827,801	4,008,144	4,240,550	4,257,000
Weighted average number of common shares outstanding basic and diluted- Class T (1)	1,662	—	6,982	54,264
Basic and diluted net loss per share - Class A	$(0.05)	$(0.07)	$(0.12)	$(0.10)
Basic and diluted net loss per share - Class I	$(0.05)	$(0.08)	$(0.13)	$(0.10)
Basic and diluted net loss per share - Class T	$(0.05)	$—	$(0.10)	$(0.10)
(1) There were no Class T shares outstanding at any point during the quarter ended June 30, 2017.

NOTE 17 — SUBSEQUENT EVENTS

On January 3, 2020, the Company announced that its board of directors declared a cash distribution equal to $0.00198576 per Class A, Class I, Class T and Class D share (before adjustment for applicable class-specific expenses) for all such shares of record on each day from January 1, 2020 through March 31, 2020.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2019 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$8,731	$2,311	$10,989	$—	$13,300	$(5,521)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(I)	6,950	3,713	9,015	282	13,010	(2,062)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	12,747	3,397	16,353	—	19,750	(3,573)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	12,827	6,519	11,980	2,131	20,630	(5,260)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	14,468	10,628	11,222	—	21,850	(2,855)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500	3,144	23,856	443	27,443	(6,671)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	13,154	2,042	19,908	—	21,950	(7,719)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	20,359	5,484	28,516	—	34,000	(4,288)	2013	9/27/2016	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	7,426	6,054	7,006	86	13,146	(1,180)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	2,513	1,642	2,749	88	4,479	(599)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	2,122	1,725	1,666	533	3,924	(282)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(J)	17,600	17,767	11,028	—	28,795	(917)	1983	12/31/2018	5 - 40

Providence Square, Marietta, GA, Retail	(K)	29,700	9,742	45,319	5	55,066	(862)	1990	9/16/2019	5-40
Seattle East Industrial, Redmond, WA, Industrial	(L)	45,140	50,692	30,947	—	81,639	(50)	2013	12/17/2019	5-40
Total Investments in Real Estate		$208,237	$124,860	$230,554	$3,568	$358,982	$(41,839)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2019 for federal income tax purposes was approximately $362,059 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2019	2018	2017
	Balance at January 1	$219,699	$169,438	$169,207
	Acquisitions	136,700	49,637	—
	Additions	2,583	624	231
	Balance at December 31	$358,982	$219,699	$169,438

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2019	2018	2017
	Balance at January 1	$32,414	$24,182	$16,430
	Depreciation and amortization expense	9,425	8,232	7,752
	Balance at December 31	$41,839	$32,414	$24,182

(E)          Encumbrance of $81,600 is from the line of credit that is secured by the properties listed above.
(F)          Includes gross intangible lease assets of $63,691 and gross intangible lease liabilities of $18,565.
(G)         Commerce Corner has an encumbrance of $12,747 from Hartford Life Insurance Company.
(H)         Flats at Carrs Hill has an encumbrance of $14,500 from Nationwide Life Insurance Company.
(I)          Wallingford Plaza has an encumbrance of $6,950 from Transamerica Life Insurance Company.
(J)          Elston Plaza has an encumbrance of $17,600 from State Farm Life Insurance Company.
(K)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(L)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.