Form 10-Q
period 2020-03-31
RREEF Property Trust, Inc.
filed 2020-05-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 000-55598
__________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
875 Third Avenue, 26th Floor, New York, NY 10022	(212) 454-4500
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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

As of May 5, 2020, the registrant had 3,707,421 shares of Class A common stock, $.01 par value, outstanding, 10,351,902 shares of Class I common stock, $.01 par value, outstanding, 999,934 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, and no shares of Class N common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $23,160 and $21,403, respectively	165,832	167,004
Furniture, fixtures and equipment, less accumulated depreciation of $391 and $369, respectively	246	220
Acquired intangible lease assets, less accumulated amortization of $25,849 and $24,413, respectively	37,842	39,278
Total investment in real estate assets, net	328,780	331,362
Investment in marketable securities	16,536	21,245
Total investment in real estate assets and marketable securities, net	345,316	352,607
Cash and cash equivalents	6,285	4,234
Receivables, net of allowance for doubtful accounts of $7 and $6, respectively	4,815	4,812
Deferred leasing costs, net of amortization of $831 and $732, respectively	2,045	2,132
Prepaid and other assets	1,968	2,300
Total assets	$360,429	$366,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$74,357	$81,291
Mortgage loans payable, net	125,664	125,698
Accounts payable and accrued expenses	3,983	2,878
Due to affiliates	14,302	7,843
Note to affiliate, net of unamortized discount of $943 and $1,217, respectively	4,440	7,733
Acquired below market lease intangibles, less accumulated amortization of $4,566 and $4,346, respectively	13,999	14,219
Distributions payable	473	441
Other liabilities	2,418	2,140
Total liabilities	239,636	242,243
Stockholders' Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued	—	—
Class A common stock, $0.01 par value; 200,000,000 shares authorized; 3,784,431 and 3,821,127 issued and outstanding, respectively	38	38
Class I common stock, $0.01 par value; 200,000,000 shares authorized; 10,275,751 and 9,557,896 issued and outstanding, respectively	103	96
Class T common stock, $0.01 par value; 250,000,000 shares authorized; 998,470 and 938,409 issued and outstanding, respectively	10	9
Class D common stock, $0.01 par value; 50,000,000 shares authorized; 176,101 and 176,101 issued and outstanding, respectively	2	2
Class N common stock, $0.01 par value; 300,000,000 shares authorized; none issued	—	—
Additional paid-in capital	174,206	169,395
Deficit	(53,566)	(45,698)
Total stockholders' equity	120,793	123,842
Total liabilities and stockholders' equity	$360,429	$366,085
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Property related income	$8,013	$5,765
Investment income on marketable securities	162	151
Total revenues	8,175	5,916
Expenses
General and administrative expenses	540	572
Property operating expenses	2,238	1,882
Advisory fees	539	371
Depreciation	1,779	1,310
Amortization	1,481	1,169
Total operating expenses	6,577	5,304
Net realized (loss) gain upon sale of marketable securities	(443)	119
Net unrealized change in fair value of investment in marketable securities	(4,363)	2,166
Operating (loss) income	(3,208)	2,897
Interest expense	(1,952)	(1,293)
Net (loss) income	$(5,160)	$1,604

Basic and diluted net (loss) income per share of Class A common stock	$(0.34)	$0.15
Basic and diluted net (loss) income per share of Class I common stock	$(0.34)	$0.15
Basic and diluted net (loss) income per share of Class T common stock	$(0.34)	$0.15
Basic and diluted net (loss) income per share of Class D common stock	$(0.34)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Class A Common Stock		Class I Common Stock		Class T Common Stock		Class D Common Stock		Class N Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2019	—	$—	3,821,127	$38	9,557,896	$96	938,409	$9	176,101	$2	—	$—	$169,395	$(45,698)	$123,842
Issuance of common stock	—	—	35,762	—	960,826	9	55,884	1	—	—	—	—	15,306	—	15,316
Issuance of common stock through the distribution reinvestment plan	—	—	25,107	—	63,595	1	4,177	—	—	—	—	—	1,338	—	1,339
Redemption of common stock	—	—	(97,565)	—	(308,331)	(3)	—	—	—	—	—	—	(5,794)	—	(5,797)
Distributions to investors	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,708)	(2,708)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(5,828)	—	(5,828)
Equity based compensation	—	—	—	—	1,765	—	—	—	—	—	—	—	25	—	25
Discount on note to affiliate	—	—	—	—	—	—	—	—	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,160)	(5,160)
Balance, March 31, 2020	—	$—	3,784,431	$38	10,275,751	$103	998,470	$10	176,101	$2	—	$—	$174,206	$(53,566)	$120,793

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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,160)	$1,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,779	1,310
Net realized loss (gain) upon sale of marketable securities	443	(119)
Net unrealized change in fair value of marketable securities	4,363	(2,166)
Share based compensation	25	72
Amortization of intangible lease assets and liabilities	1,315	999
Amortization of deferred financing costs	97	79
Straight line rent	(157)	(208)
Amortization of discount on note to affiliate	38	37
Changes in assets and liabilities:
Receivables	151	(240)
Deferred leasing costs	(12)	(111)
Prepaid and other assets	(446)	(289)
Accounts payable and accrued expenses	409	378
Other liabilities	169	(46)
Due to affiliates	(1,065)	(511)
Net cash provided by operating activities	1,949	789
Cash flows from investing activities:
Improvements to real estate assets	(873)	(415)
Investment in marketable securities	(7,087)	(5,778)
Proceeds from sale of marketable securities	7,066	5,640
Net cash used in investing activities	(894)	(553)
Cash flows from financing activities:
Proceeds from line of credit	6,500	900
Repayment of line of credit	(13,500)	(6,100)
Repayment of mortgage loans payable	(65)	(63)
Proceeds from issuance of common stock	15,281	11,909
Payment of offering costs	(982)	(522)
Distributions to investors	(1,337)	(983)
Redemption of common stock	(4,901)	(1,589)
Net cash provided by financing activities	996	3,552
Net increase in cash and cash equivalents	2,051	3,788
Cash and cash equivalents, beginning of period	4,234	2,002
Cash and cash equivalents, end of period	$6,285	$5,790
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2020	2019
Distributions declared and unpaid	$473	$351
Common stock issued through the distribution reinvestment plan	1,339	841
Purchases of marketable securities not yet paid	231	178
Proceeds from sale of marketable securities not yet received	131	119
Proceeds from issuance of common stock not yet received	533	113
Extinguishment on note to affiliate	3,567	—
Discount on note to affiliate	236	—
Accrued offering costs not yet paid	4,565	661
Capital expenditures not yet paid	512	362
Redemptions of common stock not yet paid	1,046	135
Supplemental Cash Flow Disclosures:

Interest paid	$1,669	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

On January 8, 2020, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-232425) (the "Second Follow-On Registration Statement"). Pursuant to the Second Follow-On Registration Statement, the Company is offering for sale up to $2,300,000 of shares of its Class A shares, Class I shares or Class T shares consisting of up to $2,100,000 in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's second follow-on public offering (the "Second Follow-On Public Offering"). The Follow-On Public Offering terminated upon the commencement of the Second Follow-On Public Offering.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offering are referred to as the "Offerings".

On April 22, 2020, the Company filed articles supplementary to its articles of incorporation to add newly-designated Class M-I common stock, $0.01 par value per share ("Class M-I Shares"), Class S common stock, $0.01 par value per share ("Class S Shares"), Class T2 common stock, $0.01 par value per share ("Class T2 Shares") and Class Z common stock, $0.01 par value per share ("Class Z Shares"). Class M-I Shares, Class S Shares and Class T2 Shares have been added to the shares available in the Second Follow-On Public Offering. Class Z Shares are expected to be offered only in a private offering.

Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, Class S, Class T, Class T2 and Class D Shares only, applicable selling commissions. Each class of shares have a different NAV per share because of certain class-specific fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.

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
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2020 except for the adoption of Accounting Standards Updates (“ASU”) noted below in Note 2. The interim financial data as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent or other third-party appraisers. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of March 31, 2020 and December 31, 2019, none of the Company's real estate investments were impaired.

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
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, and (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2020 and December 31, 2019, the Company has accrued $13,868 and $6,221, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

In accordance with FASB Topic 842, Leases (ASC 842), and related ASU's that amended or clarified certain provisions of ASC 842, the Company elected a practical expedient to not separate lease and non-lease components of a lease and instead accounts for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company evaluates the lease and non-lease components within its all of its leases under the practical expedient and reports rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
information about the tenant of which the entity may be aware. The Company is closely monitoring is tenants in light of the recent and ongoing coronavirus pandemic. As of March 31, 2020, the Company has assessed substantially all of its future lease payments to be at least probable.

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

Concentration of Credit Risk

As of March 31, 2020 and December 31, 2019, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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

Recent Accounting Pronouncements

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), which provides guidance for determining the fair value and its application to lease classification and measurement for lessors that are not manufacturers or dealers, referred to as qualifying lessors. For qualifying lessors, the fair value of the underlying asset at lease commencement would be its cost, including any acquisition costs, however if a significant amount of time has elapsed between the asset acquisition date and the lease commencement, the fair value would be based on the guidance in ASC 820. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company has evaluated the impact of ASU 2019-01 and determined the adoption does not have a material impact.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
On April 10, 2020, the FASB issued a question and answer document regarding accounting for lease concessions and other effects of COVID-19. The document clarifies that entities may elect a practical expedient to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects this practical expedient can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract vs. assume the relief was not contemplated by the contract). As of May 13, 2020, the Company had not entered into any lease-relief agreements with any of its tenants. The Company will evaluate its election of the practical expedient on a lease by lease basis if and when the Company enters into any such lease-relief agreements.

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
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 by eliminating, modifying or adding certain disclosure requirements for fair value measurements. ASU 2018-13 became effective for fiscal years beginning after December 15, 2019, including interim periods therein. ASU 2018-13 allowed an entity to early adopt the provisions regarding eliminating or modifying certain disclosures while not adopting the provisions regarding additional disclosures until the effective date of the ASU. The Company elected to early adopt the provisions regarding eliminating or modifying certain disclosures and defer adopting the provisions regarding additional disclosures until the effective date of ASU 2018-13. The Company adopted the additional disclosures under ASU 2018-13 on January 1, 2020. These additional disclosures within Topic 820 require (a) changes in unrealized gains and losses to be included in other comprehensive income, and (b) disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $74,600 and $81,600 at March 31, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $120,240 and $126,601 as of March 31, 2020 and December 31, 2019, respectively. If the valuation of the Company's properties

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
as of March 31, 2020 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $4,000 and $4,500 as of March 31, 2020 and December 31, 2019, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2020 and December 31, 2019.

				Range
	Fair Value at March 31, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$74,600	Discounted cash flow	Loan to value	50.0%	50.0%	50.0%
			Market interest rate	2.43%	2.43%	2.43%
Mortgage Loans Payable	120,240	Discounted cash flow	Loan to value	38.2%	59.3%	50.7%
			Market interest rate	4.00%	5.50%	4.56%
Note to Affiliate	4,000	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	5.00%	5.00%	5.00%

				Range
	Fair Value at December 31, 2019	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$81,600	Discounted cash flow	Loan to value	54.6%	54.6%	54.6%
			Market interest rate	3.34%	3.34%	3.34%
Mortgage Loans Payable	126,601	Discounted cash flow	Loan to value	39.1%	59.3%	51.3%
			Market interest rate	3.55%	4.20%	3.81%
Note to Affiliate	4,500	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	5.00%	5.00%	5.00%
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

NOTE 4 — REAL ESTATE INVESTMENTS

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the three months ended March 31, 2020 and 2019.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2020, the Company owned 14 properties with a total of 60 tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of March 31, 2019, the Company owned twelve properties with a total of thirty-one tenants comprised of four office properties (including one medical office property), three retail properties and four industrial properties and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Lease revenue [1]	$7,691	$5,388
Straight-line revenue	157	208
Above- and below-market lease amortization, net	190	195
Lease incentive amortization	(25)	(26)
Property related income	$8,013	$5,765
[1]Lease revenue includes $1,226 and $957 of variable income from tenant reimbursements for the three months ended March 31, 2020 and 2019, respectively.
The Company collected nearly 100% of its lease revenue for the three months ended March 31, 2020, and collected approximately 92% of its lease revenue for the month of April 2020. The Company's retail properties are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of the end of April 2020, the stores of 13 of the Company's 44 retail tenants were closed. These tenants comprise approximately 10% of the Company's lease revenue for its entire property portfolio.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of March 31, 2020 are as follows:

Year	Amount
Remainder of 2020	$19,073
2021	22,630
2022	19,525
2023	15,723
2024	12,041
Thereafter	56,210
$145,202
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Providence Square, Marietta, GA	14.0%	—%
Seattle East Industrial, Redmond, WA	13.4	—
Flats at Carrs Hill, Athens, GA	10.3	13.8
Elston Plaza, Chicago, IL	10.3	14.2
Allied Drive, Dedham, MA	9.5	12.8
Loudoun Gateway, Sterling, VA	9.5	14.1
Terra Nova Plaza, Chula Vista, CA	7.0	10.1
Total	74.0%	65.0%

	Percent of property related income
Tenant	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
FedEx Ground - Seattle East Industrial	13.4%	—%
Orbital ATK Inc. - Loudoun Gateway	9.5	14.1
New England Baptist Hospital-Allied Drive	8.5	11.3
Total	31.4%	25.4%

The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2020	March 31, 2019
FedEx Ground - Seattle East Industrial	15.1%	—%
Orbital ATK Inc. - Loudoun Gateway	11.6	16.8
Total	26.7%	16.8%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	March 31, 2020	December 31, 2019
Marketable securities—cost	$17,520	$17,866
Unrealized gains	1,394	3,413
Unrealized losses	(2,378)	(34)
Net unrealized (loss) gain	(984)	3,379
Marketable securities—fair value	$16,536	$21,245

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2020 and 2019, marketable securities sold generated proceeds of $7,032 and $5,668, respectively, resulting in gross realized gains of $397 and $266, respectively, and gross realized losses of $840 and $147, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit has an initial three-year term maturing February 27, 2021. The Company has two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. The Company expects to refinance or extend the Wells Fargo Line of Credit prior to its maturity date using available cash flows to meet the requirements for extension.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2020, the outstanding balance under the Wells Fargo Line of Credit was $74,600 and the weighted average interest rate was 2.43%. As of December 31, 2019, the outstanding balance was $81,600 and the weighted average interest rate was 3.33%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2020, the Company's maximum borrowing capacity was $89,310.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2020.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2020 and December 31, 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	March 31, 2020	December 31, 2019
Wells Fargo	$74,600	$81,600
Deduct: Deferred financing costs, less accumulated amortization	(243)	(309)
Line of credit, net	$74,357	$81,291

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2020 and December 31, 2019.

		Balance at
Lender	Encumbered Property	March 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	12,682	12,747	3.41	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	$14,500	$14,500	3.63%	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,572	$126,637
Deduct: Deferred financing costs, less accumulated amortization		(908)	(939)
Mortgage loans payable, net		125,664	$125,698

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2020 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2020	$197
2021	75,103
2022	717
2023	12,388
2024	474
Thereafter	112,293
Total	$201,172

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of April 21, 2021. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. No

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
performance component was available to be accrued as of March 31, 2020. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended March 31,
	2020	2019
Fixed component	$539	$371
Performance component	—	—
	$539	$371

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

For the three months ended March 31, 2020 and 2019, RREEF America incurred $64 and $73 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2020 and December 31, 2019, the Company had a payable to RREEF America of $59 and $67, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America reached $9,200. As of December 31, 2015, the Company had incurred a total of $9,200 in Expense Payments. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
In accordance with the Expense Support Agreement, the Company was to reimburse RREEF America $250 per quarter (the "Quarterly Reimbursement"), representing a non-interest bearing note due to RREEF America ("Note to Affiliate") which was subject to the imputation of interest. In accordance therewith, on January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,862 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. Further, the Company made one payment of $250 to RREEF America in the first quarter of 2016, leaving a balance due of $8,950 and which was comprised of $3,567 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Private Offering and $5,187 in operating expenses.

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of March 31, 2020. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through March 31, 2020, using the new discount rate of 3.75%, the Company amortized $4 of the discount on the Note to Affiliate into interest expense. For the three months ended March 31, 2019, the Company amortized $37 of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of March 31, 2020 and December 31, 2019, the Company has accrued $123 and $118, respectively, in Trailing Fees currently payable to the Dealer Manager, and $13,868 and $6,221, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2020 and 2019, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $59 and $90, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2020 and 2019, the Dealer Manager incurred $67 and $53, respectively, in such costs on behalf of the Company. As of March 31, 2020 and December 31, 2019, the Company had payable to the Dealer Manager $67 and $193, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company's total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company's total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering. For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2020, estimated accrued Trailing Fees payable in the future of $3,662.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2020, estimated accrued Trailing Fees payable in the future of $8,985.
For the Second Follow-On Public Offering as of March 31, 2020, the Company raised $14,905 in gross proceeds and incurred total organization and offering costs of $1,722, including estimated accrued Trailing Fees payable in the future of $1,221.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2020, total operating expenses of the Company were $4,871, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Reimbursable under the Advisory Agreement	$59	$67
Reimbursable under the Dealer Manager Agreement	67	193
Advisory fees	185	1,244
Accrued Trailing Fees	13,991	6,339
Due to affiliates	$14,302	$7,843

Note to Affiliate	$5,383	$8,950
Unamortized discount	(943)	(1,217)
Note to Affiliate, net of unamortized discount	$4,440	$7,733

NOTE 9 — CAPITALIZATION

Under the Company's charter, as most recently amended on April 22, 2020, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

Common Stock	No. of Authorized Shares
Class A Shares	45,000,000
Class I Shares	200,000,000
Class M-I Shares	200,000,000
Class S Shares	200,000,000
Class T Shares	5,000,000
Class T2 Shares	150,000,000
Class D Shares	45,000,000
Class N Shares	150,000,000
Class Z Shares	5,000,000
1,000,000,000

Class A Shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I Shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class M-I Shares will not incur any up-front commissions or trailing fees. Class S Shares are subject to selling commissions of up to 3% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately seven years. Class T Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. Class T2 Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 0.50% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately six years. Class D shares sold in the Private Offering are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Class Z shares are expected to be sold only in a private offering to RREEF America.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
Class N Shares are not sold in the primary portion of the Second Follow-On Public Offering. Class N Shares will be issued upon conversion of an investor's Class T Shares once (i) the investor's Class T Share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N Shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets.

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
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
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

During the three months ended March 31, 2020 and 2019, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2020	Shares	Weighted Average Share Price	Amount
Class A	97,565	$14.28	$1,393
Class I	308,331	14.29	4,404
Class T	—	—	—
Class D	—	—	—

Three Months Ended March 31, 2019	Shares	Weighted Average Share Price	Amount
Class A	68,408	$14.19	$971
Class I	43,806	14.16	620
Class T	9,363	14.25	133
Class D	—	—	—

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
On March 29, 2019, pursuant to the Company having met the issued share requirement, the Company granted 5,000 shares of restricted Class I common stock to each of the Company's independent directors for a total of 20,000 shares (the "Initial Stock Awards"). The Initial Stock Awards shall vest and become non-forfeitable in three equal annual installments on each of the first three anniversaries of the grant date with the exception of one independent director whose Initial Stock Award vested immediately upon grant. The fair value of the Initial Stock Awards was determined using the Company’s Class I Share price on the date of grant, which was $14.34. The Company has elected to account for any forfeitures of restricted stock awards as they occur.

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

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	17,094	$14.34	—	—
Changes during the period:
Granted	—	—	22,094	$14.34
Vested	(5,000)	14.34	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	12,094	14.34	17,094	14.34

Amount included in general and administrative expenses	$25		$72

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the three months ended March 31, 2020 and 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2020
	Class A	Class I	Class T	Class D*
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,315)	$(3,451)	$(333)	$(61)
Allocation of performance fees	—	—	—	—
Total numerator	$(1,315)	$(3,451)	$(333)	$(61)
Denominator - weighted average number of common shares outstanding	3,817,002	10,035,929	967,167	176,101
Basic and diluted net loss per share:	$(0.34)	$(0.34)	$(0.34)	$(0.34)

	Three Months Ended March 31, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net income before performance fee	$545	$960	$99	$—
Allocation of performance fees	—	—	—	—
Total numerator	$545	$960	$99	$—
Denominator - weighted average number of common shares outstanding	3,592,146	6,330,885	649,621	—
Basic and diluted net income per share:	$0.15	$0.15	$0.15	$—
*Class D Shares were initially issued in June 2019.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00193545
Distributions paid or payable in cash	$1,369	$1,000
Distributions reinvested	1,339	841
Distributions declared	$2,708	$1,841
Class A Shares issued upon reinvestment	25,107	22,405
Class I Shares issued upon reinvestment	63,595	34,329
Class T Shares issued upon reinvestment	4,177	2,250
Class D Shares issued upon reinvestment*	—	—
* Class D Shares were initially issued in June 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Class A	$643	$588
Class I	1,866	1,147
Class T	163	106
Class D*	36	—
Distributions declared	$2,708	$1,841
* Class D Shares were initially issued in June 2019.

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $26 and $5 for the three months ended March 31, 2020 and 2019, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)
NOTE 13 — SEGMENT INFORMATION

For the three months ended March 31, 2020 and 2019, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2020 and December 31, 2019 and net income (loss) for the three months ended March 31, 2020 and 2019.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2020	$328,780	$16,536	$345,316

Reconciliation to total assets of March 31, 2020
Carrying value per reportable segments			$345,316
Corporate level assets			15,113
Total assets			$360,429

Carrying value as of December 31, 2019	$331,362	$21,245	$352,607

Reconciliation to total assets of December 31, 2019
Carrying value per reportable segments			$352,607
Corporate level assets			13,478
Total assets			$366,085

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2020
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2020	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,013	$—	$8,013
Investment income on marketable securities	—	162	162
Total revenues	8,013	162	8,175
Segment operating expenses	2,238	14	2,252
Net realized loss upon sale of marketable securities	—	(443)	(443)
Net unrealized change in fair value of investment in marketable securities	—	(4,363)	(4,363)
Operating income (loss) - segments	$5,775	$(4,658)	$1,117

Three Months Ended March 31, 2019
Property related income	$5,765	$—	$5,765
Investment income on marketable securities	—	151	151
Total revenues	5,765	151	5,916
Segment operating expenses	1,882	8	1,890
Net realized gain upon sale of marketable securities	—	119	119
Net unrealized change in fair value of investment in marketable securities	—	2,166	2,166
Operating income - segments	$3,883	$2,428	$6,311

		Three Months Ended March 31,
Reconciliation to net (loss) income		2020	2019
Operating income - segments		$1,117	$6,311
General and administrative expenses		(526)	(564)
Advisory expenses		(539)	(371)
Depreciation		(1,779)	(1,310)
Amortization		(1,481)	(1,169)
Operating (loss) income		(3,208)	2,897
Interest expense		(1,952)	(1,293)
Net (loss) income		$(5,160)	$1,604

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
March 31, 2020
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

NOTE 16 — SUBSEQUENT EVENTS

In April 2020, in connection with the formation of the new Class M-I Shares, Class S Shares, Class T2 Shares and Class Z Shares, the Company (a) filed with the Maryland State Department of Assessment and Taxation articles supplementary to its articles of incorporation to designate the new share classes, (b) entered into a second amended and restated dealer manager agreement with its Dealer Manager to add the new share classes to the Second Follow-On Public Offering, (c) entered into a second amended and restated advisory agreement with RREEF America to include the new share classes, (d) amended its distribution reinvestment plan to include the new share classes, and (e) amended its share repurchase plan to include the new share classes.

The Company is closely monitoring the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it will impact its tenants and business partners. The Company has received certain rent relief requests, most often in the form of rent deferral requests, as a result of the coronavirus. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors, and the Company is encouraging its tenants to apply for federal aid as applicable. The Company is not forgoing its contractual rights under its lease agreements.

The Company did not incur significant disruptions during the three months ended March 31, 2020 from the coronavirus pandemic. The extent to which the coronavirus impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. The Company intends to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum potential quarterly redemptions under its share redemption plan. The Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. In addition, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2019. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

•our ability to raise capital and effectively deploy the proceeds;
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
•the impact of the coronavirus pandemic on our tenants, portfolio and operations; and
•changes to accounting principles generally accepted in the United States of America, or GAAP.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires April 21, 2021.

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

On July 12, 2016, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-208751) for our follow-on public offering for up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering included up to $2,100,000 in shares in our primary offering and up to $200,000 in shares in our distribution reinvestment plan. Our follow-on offering terminated on January 8, 2020. We raised a total of $132,994 in proceeds from our follow-on offering.

On January 8, 2020, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-232425) for our second follow-on public offering for up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class N and Class T shares, which we refer to as our second follow-on offering. Our second follow-on offering includes up to $2,100,000 in shares in our primary offering and up to $200,000 in shares in our distribution reinvestment plan.

On April 22, 2020, we filed articles supplementary to our articles of incorporation to add newly-designated

Class M-I common stock, $0.01 par value per share, Class S common stock, $0.01 par value per share, Class T2 common stock, $0.01 par value per share and Class Z common stock, $0.01 par value per share. Class M-I shares, Class S shares and Class T2 shares are available for sale in our second follow-on offering. Class Z shares are only expected to be offered to RREEF America in a private offering.

We have engaged DWS Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our second follow-on offering pursuant to our dealer manager agreement. Our initial offering, follow-on offering and second follow-on offering are each referred to as an offering.

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations from the coronavirus during the three months ended March 31, 2020, the extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. Among these four sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. We collected nearly 100% of our contractual rental revenues for the three months ended March 31, 2020, and we collected approximately 92% of our contractual rental revenues for the month of April 2020. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of the end of April 2020, the stores of 13 of our 44 retail tenants are closed. These tenants comprise approximately 10% of our contractual rental revenue for our entire property portfolio.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective first quarter 2020 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets saw considerable volatility as the coronavirus pandemic expanded and worsened. While the value of our real estate securities portfolio somewhat recovered during April, there remains considerable uncertainty in the financial markets.

The Company intends to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum potential quarterly redemptions under its share redemption plan. The Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. In addition, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

We refer readers to Part II, Item 1A, Risk Factors, in this quarterly report for specific risk factors related to the coronavirus pandemic.

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2020, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of March 31, 2020, our weighted average remaining lease term for active leases was 5.1 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2020:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway(2)	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	5	69.2
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	3	100.0
Office Total		334,267	10	92.8
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Providence Square(5)	Marietta, GA	222,805	26	100.0
Retail Total		442,486	44	98.9
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,672,767	60/138	97.8%

(1) Leased percentage is based on executed leases as of March 31, 2020, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.
(2) Heritage Parkway is 100% occupied by Allstate. In April 2020, we executed a lease amendment with Allstate that extended the lease maturity date to May 31, 2026. Allstate has a termination option effective as of May 31, 2024 which is exercisable at their discretion upon satisfaction of certain conditions and subject to payment of the applicable early termination fee.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.

(5) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2020, our real estate equity securities portfolio consisted of publicly-traded common stock of 33 REITs with a value of $16,536. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of March 31, 2020:

Marketable Securities Portfolio Diversification

Towers: 2.5%
Net Lease: 2.7%
Hotels: 1.6%
Self Storage: 8.1%
Retail: 2.8%
Data Centers: 18.4%
Industrial: 16.0%
Healthcare: 9.9%
Office: 13.1%
Apartment: 24.9%

As of March 31, 2020, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Equinix, Inc.	Data Centers	10.8%
Prologis, Inc.	Industrial	10.4
Digital Realty Trust, Inc.	Data Centers	7.6
Alexandria Real Estate Equities, Inc.	Office	4.7
Equity Residential	Apartment	4.6
Extra Space Storage, Inc.	Self Storage	4.5
Equity Lifestyle Properties	Apartment	4.4
Mid-America Apartment Communities, Inc.	Apartment	4.0
Invitation Homes, Inc.	Apartment	3.6
Welltower, Inc.	Healthcare	3.6
Total		58.2%

Market Outlook

Shelter-in-place orders for much of the United States will, in our opinion, level a heavy blow to the economy in 2020. We believe that a sharp, “V-shaped” rebound in the second half of the year is unlikely. Even as the country slowly reopens, we believe the economy will suffer residual damage. Historically, recessions have lasted, on average, about one year, ranging from eight months in 2001 to 18 months during the global financial crisis of 2008-2009 (National Bureau of Economic Research, April 2020). While the duration of this recession may be at the shorter end of the range, it will, in our view, last through year-end.

The massive fiscal and monetary response is unprecedented in the post-war era (Congressional Budget Office; Federal Reserve; DWS, April 2020). These measures should provide a powerful backstop to asset prices, although near-term setbacks are possible. In 2021, we believe a combination of relaxed social distancing (ideally supported by the release of a vaccine), pent-up demand, and improving financial conditions should fuel an economic recovery.

We believe that in accordance with historical trends, real estate will follow the economy with a lag of one or two quarters. However, in our view, owing to the real estate industry’s underlying strength (low vacancies, moderate construction, and disciplined leverage), this cycle should be milder than the global financial crisis of 2008-2009. Moreover, as the broader U.S. economy heals, we believe that real estate’s attractive relative yields (capitalization rate spreads to Treasuries) will underpin solid investment returns.

In our view, defensive strategies will outperform through the recession and early recovery. From a sector perspective, this warrants an overweight to the industrial sector, market weights to the apartment and grocery-anchored retail sectors, and underweights to the mall and office sectors. From a geographic perspective, we believe that markets benefiting from structural drivers, including the technology industry and population growth, will outperform.

Results of Operations

Through March 31, 2020, we have acquired 14 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three Months Ended March 31, 2020 and 2019

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three months ended March 31, 2020 and 2019. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2019, which for the three months ended March 31, 2020 and 2019 are Providence Square and Seattle East Industrial. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	Change
Lease revenue
Lease revenue - same-store portfolio	$5,601	$5,388	$213
Lease revenue - non-same-store portfolio	2,090	—	2,090
Total lease revenue	7,691	5,388	2,303

Property operating expenses
Same-store portfolio	1,904	1,882	22
Non-same-store portfolio	334	—	334
Total property operating expenses	2,238	1,882	356

Net operating income
Same-store portfolio	3,697	3,506	191
Non-same-store portfolio	1,756	—	1,756
Total net operating income	5,453	3,506	1,947

Adjustments to lease revenue
Straight-line revenue	157	208	(51)
Above- and below-market lease amortization, net	190	195	(5)
Lease incentive amortization	(25)	(26)	1
Depreciation	(1,779)	(1,310)	(469)
Amortization	(1,481)	(1,169)	(312)
General and administrative expenses	(540)	(572)	32
Advisory fees	(539)	(371)	(168)
Interest expense	(1,952)	(1,293)	(659)

Marketable securities
Investment income on marketable securities	162	151	11
Net realized (loss) gain on marketable securities	(443)	119	(562)
Net unrealized change in fair value of marketable securities	(4,363)	2,166	(6,529)
Net (loss) income	$(5,160)	$1,604	$(6,764)

Property Operations

Our total lease revenue and total property operating expenses for the three months ended March 31, 2020 increased compared to those from the same periods in 2019 primarily due to the acquisition of Providence Square and Seattle East Industrial during the year ended December 31, 2019. Our total same-store net operating income for the three months ended March 31, 2020 and 2019 reflects 12 of the 14 properties in the portfolio. Lease revenue for the three months ended March 31, 2020 increased from the same period in 2019 primarily due to three leases at Anaheim Hills Office Plaza which were executed during 2019 and began paying rent, thereby increasing lease revenue by $90 compared to the three months ended March 31, 2019. Additionally contributing to the increase in lease revenue was contractually stepped up rents at several leases across the portfolio.

Same-store property operating expenses for the three months ended March 31, 2020 increased slightly from the same period in 2019 due to higher maintenance, repairs, real estate taxes and management fees, offset by lower utility and snow removal costs.

Straight-Line Revenue

The change in straight-line revenue for the three months ended March 31, 2020 compared to the 2019 period was due to the aforementioned tenant additions at Anaheim Hills Office Plaza who began paying cash rent which therefore caused a decrease in straight-line revenue, as well as increased contractual rents at Loudoun Gateway and Wallingford Plaza resulting in correspondingly less straight-line revenue. This decrease was partially offset by additional straight-line revenue from the acquisitions of Providence Square and Seattle East Industrial during the year ended December 31, 2019.

Lease Intangible Amortization

During the three months ended March 31, 2020, the net amount of above- and below-market lease amortization is nearly unchanged from the same period in 2019 as the 2019 acquisitions of Providence Square and Seattle East Industrial had minimal impact. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2020 period as a result of the acquisitions of Providence Square and Seattle East Industrial.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the three months ended March 31, 2020 decreased from the same period in 2019 primarily due to the March 2019 grant of Class I shares to our independent directors, a portion of which vested immediately upon grant, resulting in share-based compensation expense of $120 for the three months ended March 31, 2019. The decrease for the 2020 period was partially offset by increases in appraisal fees and state income taxes which are paid once per year.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. For the three months ended March 31, 2020 and 2019, the advisory fee was comprised solely of the fixed component. The fixed component of the advisory fee was higher in the 2020 period compared to the 2019 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders exceeds a required 6% per annum hurdle. The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2020, the total return of each share class did not exceed the required 6% per annum hurdle, applied on a pro rata basis as applicable. For the three months ended March 31, 2019, the total return of each share class exceeded the required 6% per annum hurdle, applied on a pro rata basis as applicable, but no performance component was recognized as it did not meet the criteria required for recognition in accordance with GAAP.

Interest Expense

The increase in interest expense for the three months ended March 31, 2020 over the same period in 2019 was primarily due to a greater weighted average outstanding aggregate balance on our fixed rate loans. We originated a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019 and $45,140 loan on Seattle East Industrial with a fixed interest rate of 3.87% in December 2019. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was $202,418 and $117,343 for the three months ended March 31, 2020 and 2019, respectively. A general decrease in interest rates over the past year resulted in our all-in interest rate on all of our loan obligations averaging 3.5% and 4.0% for the three months ended March 31, 2020 and 2019, respectively, partially offsetting the increase in our overall interest expense for the two periods.

For the three months ended March 31, 2020 and 2019, the increase in our fixed rate loans as noted above was partially offset by a decrease in our weighted average outstanding balance on our line of credit. As a result of the aforementioned activities, our total outstanding loan balance as of March 31, 2020 consisted of 63% fixed rate loans and 37% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The increase in investment income for the three months ended March 31, 2020 compared to the 2019 periods is primarily due to the larger investment basis as we made additional investments into our securities portfolio at various times during 2019. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. In response to the COVID-19 pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. As a result, our marketable securities portfolio has experienced net realized and unrealized losses for the three months ended March 31, 2020.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2020:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$398,800	$26.05	$26.23	$26.12	$26.27
Investments in real estate equity securities (2)	16,536	1.08	1.09	1.08	1.09
Other assets, net	11,002	0.72	0.70	0.74	0.70
Line of credit	(74,600)	(4.87)	(4.91)	(4.89)	(4.91)
Mortgage loans payable	(126,572)	(8.27)	(8.32)	(8.29)	(8.34)
Other liabilities, net	(7,307)	(0.48)	(0.48)	(0.49)	(0.51)
Net asset value	$217,859	$14.23	$14.31	$14.27	$14.30
Note: No Class N shares were outstanding as of March 31, 2020.

(1)  The value of our investments in real estate was approximately 10.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 5.6% less than their historical cost.

As of March 31, 2020, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of March 31, 2020. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.36%	6.67%
Retail properties	6.72%	6.05%
Industrial properties	5.77%	4.92%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.8% and 1.9%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of March 31, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.1%, 2.3% and 3.2%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2020.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$120,793	$7.89	$7.93	$7.92	$7.91
Plus:
Unrealized gain on real estate investments	36,309	2.37	2.39	2.38	2.39
Accumulated depreciation	23,551	1.54	1.55	1.54	1.55
Accumulated amortization	22,114	1.44	1.45	1.45	1.46
Deferred costs and expenses, net	18,075	1.18	1.19	1.18	1.19
Less:
Deferred rent receivable	(2,983)	(0.19)	(0.20)	(0.20)	(0.20)
Net asset value	$217,859	$14.23	$14.31	$14.27	$14.30
Note: No Class N shares were outstanding as of March 31, 2020.

The deferred costs and expenses of $18,075 includes amounts that are initially excluded from the NAV calculation. This includes $5,188 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of March 31, 2020, because (1) certain amounts payable to our advisor as of March 31, 2020 were recorded as assets and as such have no impact on our NAV as of March 31, 2020, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $13,868 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as those caused by the coronavirus pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective first quarter reports related to the uncertain impact of the coronavirus pandemic on the property values.

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

Under GAAP, the net unrealized change in the fair value of our investments in marketable securities for the period presented is recorded in earnings as part of operating income or loss. As a result, under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio, as an additional non-GAAP supplemental financial performance measure, will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(5,160)	$1,604

Real estate related depreciation	1,779	1,310
Real estate related amortization	1,481	1,169
NAREIT defined FFO	(1,900)	4,083
Net unrealized change in fair value of investments in marketable securities	4,363	(2,166)
FFO as adjusted	2,463	1,917

Additional adjustments:
Straight line rents, net	(157)	(208)
Amortization of above- and below-market lease intangibles, net	(190)	(195)
Amortization of lease incentive	25	26
IPA defined MFFO	$2,141	$1,540

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of the coronavirus pandemic. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected nearly 100% of our contractual rental revenues for the three months ended March 31, 2020, and we collected approximately 90% of our contractual rental revenues for the month for April 2020. However, the future impacts of the coronavirus cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of March 31, 2020, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $37,531.

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2020, our maximum borrowing capacity was $89,310, our outstanding balance was $74,600 and our weighted average interest rate was 2.43%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2020, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2020. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Nationwide Life Insurance Company	Flats at Carrs Hill	$14,500	3.63%	March 1, 2026
Hartford Life Insurance Company	Commerce Corner	12,682	3.41	December 1, 2023
Transamerica Life Insurance Company	Wallingford Plaza	6,950	4.56	January 1, 2029
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,572

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline, such as that which may occur as a result of the coronavirus pandemic. Furthermore, the credit markets have been significantly impacted by the coronavirus pandemic which has caused certain lenders in the commercial real estate space to limit available financing options.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2020, we owed $59 to our advisor for such costs.

On May 29, 2013, we entered into an expense support agreement with our advisor, which was amended and restated most recently on January 20, 2016, which we refer to as the expense support agreement. Pursuant to the terms of the expense support agreement, our advisor incurred expenses related to our operations which we refer to as expense payments. As of December 31, 2015, our advisor had incurred $9,200 in expense payments, which was the maximum amount of expense payments allowed under the expense support agreement.

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2020, we raised $253,251 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2020, our total operating expenses (as defined in our charter) were $4,871, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,975 in organization and offering costs and $5,229 in operating expenses. Pursuant to the ESA letter agreement dated March 24, 2020, our advisor waived reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2020 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to each follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such follow-on offering. As of March 31, 2020, our total organization and offering costs incurred with respect to the follow-on offering and the second follow-on offering did not exceed the 15% limitation for the follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2020 and 2019 was $1,949 and $789, respectively. The increase in cash flow from operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is due to additional operating cash flows from our 2019 acquisitions as well as additional cash paying leases at Anaheim Hills Office Plaza. These increases were partially offset by higher debt service costs in the 2020 period as a result of our higher average outstanding debt balances.

Cash flow used in investing activities during the three months ended March 31, 2020 and 2019 was $894 and $553, respectively. In 2020 we paid approximately $873 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases and building improvements at our Miami Industrial properties. This compares to paid real estate improvements of only $415 in the 2019 period.

Cash flow provided by financing activities was $996 for the three months ended March 31, 2020. We received proceeds of $15,281 in our offerings and paid $982 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2020 were $1,337. Of the total distributions declared for the three months ended March 31, 2020, $1,339 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2020 that resulted in payments by us of $4,901, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $13,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $6,500 from our Wells Fargo line of credit during 2020. Additionally, we made principal payments on the Hartford Loan of $65 which required monthly principal payments beginning in January 2019.

Cash flow provided by financing activities was $3,552 for the three months ended March 31, 2019. We received proceeds of $11,909 in our offerings and paid $522 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2019 were $983. Of the total distributions declared for the three months ended March 31, 2019, $841 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2019 that resulted in payments by us of $1,589, after deductions for any applicable 2% short-term trading discounts. We also borrowed $900 from our Wells Fargo line of credit and made repayments of $6,100 against our outstanding balance on the Wells Fargo line of credit with excess capital raised. Additionally, we made principal payments on the Hartford Loan of $63 which required monthly principal payments beginning in January 2019.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding. Shown below are details of the distributions:

	Three Months Ended March 31,
	2020	2019
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00193545
Distributions paid or payable in cash	$1,369	$1,000
Distributions reinvested	1,339	841
Distributions declared	$2,708	$1,841

Net Cash Provided by Operating Activities:	$1,949	$789

Funds From Operations:	$(1,900)	$4,083

For the three months ended March 31, 2020, our distributions were covered 72.0% by cash flow from operations and 28.0% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the three months ended March 31, 2020 and 2019, the net unrealized change in fair value of our investments in marketable securities was a loss of $4,363 and a gain $2,166, respectively. Without this net unrealized change in fair value, our FFO for the three months ended March 31, 2020 and 2019 would have been $2,463 and $1,917, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three months ended March 31, 2020 and 2019.

The coronavirus pandemic has caused a world-wide economic slowdown, and resulted in numerous temporary retail store closings as well as temporary closings of many other businesses due to government imposed or elected shelter-in-place orders. The duration and ultimate impact of these measures cannot be predicted and may cause reduced operating cash flows from our investments. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of March 31, 2020, we had no unfulfilled redemption requests.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition
•Organization and Offering Expenses

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the most recent quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of March 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2020, we had $74,600 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.4%, representing approximately a 54.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $373 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, the coronavirus pandemic has caused significant disruption in the financial markets due uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2020, we owned marketable securities with a value of $16,536. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2020 would result in a change of $1,654 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2020, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020. In addition, the following risk factors should be considered.

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The World Health Organization has declared the outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States has declared the coronavirus outbreak a national emergency. Considerable uncertainty still surrounds the coronavirus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. The impact of the coronavirus on the U.S. and world economies is uncertain and is expected to result in a world-wide economic downturn that will lead to corporate bankruptcies in the most affected industries and has already led to a substantial increase in unemployment.

As a result of our property investments being located in the United States, the coronavirus will impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping plazas have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office and industrial properties may be negatively impacted by tenant bankruptcies and defaults. Our apartment property may be impacted by colleges suspending in-person classroom education or declining household incomes and wealth, resulting in delinquencies or vacancies.

The economic downturn resulting from the coronavirus could negatively impact our investments and operations, as well as our ability to make distributions to stockholders. The extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Our NAV and the price paid by new investors for shares of our common stock in our offering may not reflect the adverse impact on the value of our properties resulting from the coronavirus pandemic.

The recent coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however it is expected to have a negative impact on the overall real estate market. The NAV per share of each class of our common stock as published on any given day may not reflect the changes in values of our properties resulting from the coronavirus pandemic, as this impact is occurring rapidly and is not immediately quantifiable. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective reports related to the uncertain impact of the coronavirus pandemic on the property values. In certain cases this cautionary language asks that we not rely on conclusions made prior to the most recent developments related to the coronavirus pandemic, encourages us to exercise diligence in reviewing those conclusions as the situation evolves and reminds us to consider that the report expresses an opinion of value as of the date of value. As a result, the property appraisals we use in our NAV calculation may not take into account changes to the value of our properties resulting from the effects of the coronavirus and as such the price per share paid by new investors may be higher than the actual value of our shares of common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

No unregistered sales of our common stock occurred during the three months ended March 31, 2020.

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

Three Months Ended March 31, 2020	Shares	Weighted Average Share Price
Class A	97,565	$14.28
Class I	308,331	14.29
Class T	—	—
Class D	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of March 31, 2020, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2020	24,402	$14.52	24,402	(1)
February 1 - February 29, 2020	83,271	$14.53	83,271	(1)
March 1 - March 31, 2020	298,223	$14.20	298,223	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2017.
3.2	Articles Supplementary to the Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 24, 2020.
3.3
Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 3 to the Company’s initial Registration Statement on Form S-11, Commission File No. 333-180356, filed on November 29, 2012.

4.1	Third Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2020.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: May 14, 2020