Form 10-Q
period 2020-06-30
RREEF Property Trust, Inc.
filed 2020-08-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 10, 2020, the registrant had 3,610,279 shares of Class A common stock, $.01 par value, outstanding, 10,354,282 shares of Class I common stock, $.01 par value, outstanding, 980,223 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, and no shares of Class N, Class S, Class M-I, Class T2 or Class Z common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $24,903 and $21,403, respectively	164,311	167,004
Furniture, fixtures and equipment, less accumulated depreciation of $412 and $369, respectively	207	220
Acquired intangible lease assets, less accumulated amortization of $27,249 and $24,413, respectively	36,442	39,278
Total investment in real estate assets, net	325,820	331,362
Investment in marketable securities	17,988	21,245
Total investment in real estate assets and marketable securities, net	343,808	352,607
Cash and cash equivalents	6,233	4,234
Receivables, net of allowance for doubtful accounts of $112 and $6, respectively	4,955	4,812
Deferred leasing costs, net of amortization of $935 and $732, respectively	2,821	2,132
Prepaid and other assets	1,725	2,300
Total assets	$359,542	$366,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$77,424	$81,291
Mortgage loans payable, net	125,630	125,698
Accounts payable and accrued expenses	3,351	2,878
Due to affiliates	14,999	7,843
Note to affiliate, net of unamortized discount of $901 and $1,217, respectively	4,482	7,733
Acquired below market lease intangibles, less accumulated amortization of $4,785 and $4,346, respectively	13,780	14,219
Distributions payable	431	441
Other liabilities	2,644	2,140
Total liabilities	242,741	242,243
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 3,627,534 and 3,821,127 issued and outstanding, respectively	36	38
Class D common stock, 176,101 and 176,101 issued and outstanding, respectively	2	2
Class I common stock, 10,344,709 and 9,557,896 issued and outstanding, respectively	103	96
Class M-I common stock, none issued	—	—
Class N common stock, none issued	—	—
Class S common stock, none issued	—	—
Class T common stock, 982,190 and 938,409 issued and outstanding, respectively	10	9
Class T2 common stock, none issued	—	—
Class Z common stock, none issued	—	—
Additional paid-in capital	171,636	169,395
Deficit	(54,986)	(45,698)
Total stockholders' equity	116,801	123,842
Total liabilities and stockholders' equity	$359,542	$366,085
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Property related income	$7,977	$5,561	$15,990	$11,326
Investment income on marketable securities	131	150	293	301
Total revenues	8,108	5,711	16,283	11,627
Expenses
General and administrative expenses	487	468	1,027	1,040
Property operating expenses	2,148	1,723	4,386	3,605
Advisory fees	532	561	1,071	932
Depreciation	1,764	1,336	3,543	2,646
Amortization	1,449	1,131	2,930	2,300
Total operating expenses	6,380	5,219	12,957	10,523
Net realized (loss) gain upon sale of marketable securities	(1,707)	146	(2,150)	265
Net unrealized change in fair value of investment in marketable securities	3,005	189	(1,358)	2,355
Operating income (loss)	3,026	827	(182)	3,724
Interest expense	(1,761)	(1,196)	(3,713)	(2,489)
Net income (loss)	$1,265	$(369)	$(3,895)	$1,235

Basic and diluted net income (loss) per share of Class A common stock	$0.08	$(0.03)	$(0.26)	$0.11
Basic and diluted net income (loss) per share of Class I common stock	$0.08	$(0.03)	$(0.26)	$0.11
Basic and diluted net income (loss) per share of Class T common stock	$0.08	$(0.03)	$(0.26)	$0.11
Basic and diluted net income (loss) per share of Class D common stock	$0.08	$(0.02)	$(0.26)	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2019	—	$—	14,493,533	$145	$169,395	$(45,698)	$123,842
Issuance of common stock	—	—	1,052,472	10	15,306	—	15,316
Issuance of common stock through the distribution reinvestment plan	—	—	92,879	1	1,338	—	1,339
Redemption of common stock	—	—	(405,896)	(3)	(5,794)	—	(5,797)
Distributions to investors	—	—	—	—	—	(2,708)	(2,708)
Offering costs	—	—	—	—	(5,828)	—	(5,828)
Equity based compensation	—	—	1,765	—	25	—	25
Discount on note to affiliate	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	(5,160)	(5,160)
Balance, March 31, 2020	—	$—	15,234,753	$153	$174,206	$(53,566)	$120,793
Issuance of common stock	—	—	542,298	5	7,715	—	7,720
Issuance of common stock through the distribution reinvestment plan	—	—	96,204	—	1,355	—	1,355
Redemption of common stock	—	—	(744,507)	(7)	(10,560)	—	(10,567)
Distributions to investors	—	—	—	—	—	(2,685)	(2,685)
Offering costs	—	—	—	—	(1,106)	—	(1,106)
Equity based compensation	—	—	1,786	—	26	—	26
Net income	—	—	—	—	—	1,265	1,265
Balance, June 30, 2020	—	$—	15,130,534	$151	$171,636	$(54,986)	$116,801

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	10,335,739	$103	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	829,012	9	11,913	—	11,922
Issuance of common stock through the distribution reinvestment plan	—	—	58,984	—	841	—	841
Redemption of common stock	—	—	(121,577)	(1)	(1,723)	—	(1,724)
Distributions to investors	—	—	—	—	—	(1,841)	(1,841)
Offering costs	—	—	—	—	(916)	—	(916)
Equity based compensation	—	—	5,042	—	72	—	72
Net income	—	—	—	—	—	1,604	1,604
Balance, March 31, 2019	—	$—	11,107,200	$111	$125,212	$(37,858)	$87,465
Issuance of common stock	—	—	983,703	10	14,185	—	14,195
Issuance of common stock through the distribution reinvestment plan	—	—	66,579	1	953	—	954
Redemption of common stock	—	—	(88,725)	(1)	(1,262)	—	(1,263)
Distributions to investors	—	—	—	—	—	(2,059)	(2,059)
Offering costs	—	—	—	—	(1,070)	—	(1,070)
Equity based compensation	—	—	1,514	—	22	—	22
Net loss	—	—	—	—	—	(369)	(369)
Balance, June 30, 2019	—	$—	12,070,271	$121	$138,040	$(40,286)	$97,875
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,895)	$1,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,543	2,646
Net realized loss (gain) upon sale of marketable securities	2,150	(265)
Net unrealized change in fair value of marketable securities	1,358	(2,355)
Share based compensation	51	94
Amortization of intangible lease assets and liabilities	2,600	1,961
Amortization of deferred financing costs	195	160
Straight line rent	(616)	(421)
Amortization of discount on note to affiliate	80	74
Changes in assets and liabilities:
Receivables	(190)	(162)
Deferred leasing costs	(892)	(111)
Prepaid and other assets	(226)	(154)
Accounts payable and accrued expenses	794	407
Other liabilities	344	(197)
Due to affiliates	(662)	(419)
Net cash provided by operating activities	4,634	2,493
Cash flows from investing activities:
Improvements to real estate assets	(1,114)	(1,181)
Investment in marketable securities	(15,795)	(10,325)
Proceeds from sale of marketable securities	15,520	10,037
Net cash used in investing activities	(1,389)	(1,469)
Cash flows from financing activities:
Proceeds from line of credit	9,500	2,200
Repayment of line of credit	(13,500)	(39,819)
Proceeds from mortgage loans payable	—	17,600
Repayment of mortgage loans payable	(130)	(126)
Proceeds from issuance of common stock	23,536	26,192
Payment of financing costs	—	(185)
Payment of offering costs	(1,721)	(1,434)
Distributions to investors	(2,709)	(2,064)
Redemption of common stock	(16,222)	(2,949)
Net cash used in financing activities	(1,246)	(585)
Net increase in cash and cash equivalents	1,999	439
Cash and cash equivalents, beginning of period	4,234	2,002
Cash and cash equivalents, end of period	$6,233	$2,441
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2020	2019
Distributions declared and unpaid	$431	$375
Common stock issued through the distribution reinvestment plan	2,694	1,794
Purchases of marketable securities not yet paid	—	118
Proceeds from sale of marketable securities not yet received	—	117
Proceeds from issuance of common stock not yet received	—	24
Redemption of common stock not yet paid	292	38
Extinguishment on note to affiliate	3,567	—
Discount on note to affiliate	236	—
Accrued offering costs not yet paid	5,026	1,199
Capital expenditures not yet paid	532	62
Deferred leasing cost not yet paid	—	36
Supplemental Cash Flow Disclosures:

Interest paid	$3,334	$2,226

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
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

The Company's NAV per share for its Class A, Class I, Class T and Class D Shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I, Class T and Class D Shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX and ZRPTDX for its Class A Shares, Class I Shares, Class T Shares and Class D Shares, respectively. The Company's NAV per share for each of its Class M-I, Class N, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2020 except for the adoption of Accounting Standards Updates (“ASU”) noted below in Note 2. The interim financial data as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is potentially impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent or other third-party appraisers. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of June 30, 2020 and December 31, 2019, none of the Company's real estate investments were impaired.

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
June 30, 2020
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum for approximately 6.5 years on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2020 and December 31, 2019, the Company has accrued $14,180 and $6,221, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the recent and ongoing coronavirus pandemic. As of June 30, 2020, the Company has assessed substantially all of its future lease payments to be at least probable.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company has granted shares of its Class I common stock to its independent directors (see Note 9), which qualify as participating securities.

Concentration of Credit Risk

As of June 30, 2020 and December 31, 2019, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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

Recent Accounting Pronouncements

In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), which provides guidance for determining the fair value and its application to lease classification and measurement for lessors that are not manufacturers or dealers, referred to as qualifying lessors. For qualifying lessors, the fair value of the underlying asset at lease commencement would be its cost, including any acquisition costs, however if a significant amount of time has elapsed between the asset acquisition date and the lease commencement, the fair value would be based on the guidance in ASC 820. ASU 2019-01 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company has evaluated the impact of ASU 2019-01 and determined the adoption did not have a material impact.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company is currently evaluating the impact that ASU 2020-04 may have on its consolidated financial statements as well as the applicability of ASU 2020-04 to the Company's other material contracts.

On April 10, 2020, the FASB issued a question and answer document regarding accounting for lease concessions and other effects of the coronavirus pandemic. The document clarifies that entities may elect a practical expedient to not evaluate whether lease-related relief that lessors provide lessees to mitigate the economic effects of the coronavirus pandemic is a lease modification under ASC 842. Instead, an entity that elects this practical expedient can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract vs. assume the relief was not contemplated by the contract). Generally, the Company is adopting the practical expedient for rent deferral agreements and is not adopting the practical expedient for rent abatement agreements.

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
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $77,600 and $81,600 at June 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $123,470 and $126,601 as of June 30, 2020 and December 31, 2019, respectively. If the valuation of the Company's properties as of June 30, 2020 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $4,000 and $4,500 as of June 30, 2020 and December 31, 2019, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2020 and December 31, 2019.

				Range
	Fair Value at June 30, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$77,600	Discounted cash flow	Loan to value	52.3%	52.3%	52.3%
			Market interest rate	1.89%	1.89%	1.89%
Mortgage Loans Payable	123,470	Discounted cash flow	Loan to value	37.1%	60.1%	51.0%
			Market interest rate	3.35%	5.00%	4.16%
Note to Affiliate	4,000	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	5.00%	5.00%	5.00%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

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

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the six months ended June 30, 2020 and 2019.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2020, the Company owned 14 properties with a total of 59 tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of June 30, 2019, the Company owned 12 properties with a total of 31 tenants comprised of four office properties (including one medical office property), three retail properties and four industrial properties and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenue [1]	$7,354	$5,178	$15,045	$10,566
Straight-line revenue	459	214	616	421
Above- and below-market lease amortization, net	190	195	380	390
Lease incentive amortization	(26)	(26)	(51)	(51)
Property related income	$7,977	$5,561	$15,990	$11,326
[1]Lease revenue includes $1,259 and $836 of variable income from tenant reimbursements for the three months ended June 30, 2020 and 2019, respectively and $2,485 and $1,793 of variable income from tenant reimbursements for the six months ended June 30, 2020 and 2019, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
The Company collected 100% of its lease revenue for the three months ended March 31, 2020 and 94% of its lease revenue for the three months ended June 30, 2020. Approximately 98% of lease revenue was collected for the month of July 2020. The Company's retail properties are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of the end of July 2020, the store of one of the Company's 44 retail tenants was closed, and such tenant comprises approximately 0.1% of the Company's annual base rent for its entire property portfolio.
The Company has received rent relief requests from certain tenants, most often in the form of rent deferral requests, as a result of the coronavirus pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. As of June 30, 2020, the Company had entered into one rent deferral agreement and applied the FASB's recently issued practical expedient to not treat it as a lease modification. As such, the rent deferred remains as lease revenue for the three months ended June 30, 2020 and amounts to approximately 0.6% of the Company's annualized base rent for its entire property portfolio. The rent deferred is scheduled to be fully paid within the next 12 months.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of June 30, 2020 are as follows:

Year	Amount
Remainder of 2020	$12,627
2021	24,351
2022	21,130
2023	17,376
2024	13,734
Thereafter	59,226
$148,444
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

	Percent of property related income
Property	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Providence Square, Marietta, GA	15.6%	14.8%
Seattle East Industrial, Redmond, WA	13.6	13.5
Flats at Carrs Hill, Athens, GA	10.4	10.4
Total	39.6%	38.7%

	Percent of property related income
Tenant	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
FedEx Ground - Seattle East Industrial	13.6%	13.5%
Total	13.6%	13.5%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Elston Plaza, Chicago, IL	14.5%	14.4%
Flats at Carrs Hill, Athens, GA	14.5	14.1
Loudoun Gateway, Sterling, VA	12.8	13.5
Allied Drive, Dedham, MA	12.8	12.8
Terra Nova Plaza, Chula Vista, CA	10.0	10.0
Total	64.6%	64.8%

	Percent of property related income
Tenant	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Orbital ATK Inc. - Loudoun Gateway	12.8%	13.5%
New England Baptist Hospital-Allied Drive	11.4	11.4
Total	24.2%	24.9%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2020	June 30, 2019
FedEx Ground - Seattle East Industrial	15.2%	—%
Orbital ATK Inc. - Loudoun Gateway	11.6	16.8
Total	26.8%	16.8%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	June 30, 2020	December 31, 2019
Marketable securities—cost	$15,967	$17,866
Unrealized gains	2,447	3,413
Unrealized losses	(426)	(34)
Net unrealized gain	2,021	3,379
Marketable securities—fair value	$17,988	$21,245

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2020 and 2019, marketable securities sold generated proceeds of $8,323 and $4,395, respectively, resulting in gross realized gains of $196 and $203, respectively, and gross realized losses of $1,903 and $57, respectively. During the six months ended June 30, 2020 and 2019, marketable securities sold generated proceeds of $15,355 and $10,063, respectively, resulting in gross realized gains of $593 and $469, respectively, and gross realized losses of $2,743 and $204, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
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

The interest rate under the Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2020, the outstanding balance under the Wells Fargo Line of Credit was $77,600 and the weighted average interest rate was 1.89%. As of December 31, 2019, the outstanding balance was $81,600 and the weighted average interest rate was 3.33%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2020, the Company's maximum borrowing capacity was $89,310.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. Subsequent to June 30, 2020, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a second amendment to the Wells Fargo Line of Credit which pre-emptively amended certain financial covenants in the event the coronavirus pandemic were to have a negative effect in the future on our properties encumbered by the Wells Fargo line of credit. The Company was in compliance with all financial covenants as of June 30, 2020.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2020 and December 31, 2019.

	Balance at
Lender	June 30, 2020	December 31, 2019
Wells Fargo	$77,600	$81,600
Deduct: Deferred financing costs, less accumulated amortization	(176)	(309)
Line of credit, net	$77,424	$81,291

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2020 and December 31, 2019.

		Balance at
Lender	Encumbered Property	June 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,617	$12,747	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,507	$126,637
Deduct: Deferred financing costs, less accumulated amortization		(877)	(939)
Mortgage loans payable, net		$125,630	$125,698

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2020 are as follows:

Year	Amount
Remainder of 2020	$132
2021	78,103
2022	717
2023	12,388
2024	474
Thereafter	112,293
Total	$204,107

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
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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
a.For Class A, Class I, Class T, Class D, Class N and Class Z Shares, for any calendar year in which the total return per share allocable to a class exceeds 6% per annum (the “Hurdle Amount”), RREEF America will receive up to 10% of the aggregate total return allocable to such class with a Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Hurdle Amount, 25% of such total return in excess of the Hurdle Amount (the “Excess Profits”) until the total return reaches 10% (commonly referred to as a “Catch-Up”); and second, to the extent there are remaining Excess Profits, 10% of such remaining Excess Profits.
b.For Class M-I, Class S, and Class T2 Shares, for any calendar year in which the total return per share allocable to a class exceeds 5% per annum (the “Alternative Hurdle Amount”), RREEF America will receive up to 12.5% of the aggregate total return allocable to such class with an Alternative Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Alternative Hurdle Amount, 100% of such total return in excess of the Alternative Hurdle Amount (the “Alternative Excess Profits”) until the total return reaches 5.715% (commonly referred to as a “Alternative Catch-Up”); and second, to the extent there are remaining Alternative Excess Profits, 12.5% of such remaining Alternative Excess Profits.
For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. No performance component was available to be accrued as of June 30, 2020. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed component	$532	$411	$1,071	$782
Performance component	—	150	—	150
	$532	$561	$1,071	$932

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

For the three months ended June 30, 2020 and 2019, RREEF America incurred $53 and $65 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2020 and 2019, RREEF America incurred $127 and $140 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2020 and December 31, 2019, the Company had a payable to RREEF America of $115 and $67, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

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

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of June 30, 2020. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through March 31, 2020, using the new discount rate of 3.75%, the Company amortized $4 of the discount on the Note to Affiliate into interest expense. For the three months ended June 30, 2020, the Company amortized $42 of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2020, the Company amortized $80 of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of June 30, 2020 and December 31, 2019, the Company has accrued $114 and $118, respectively, in Trailing Fees currently payable to the Dealer Manager, and $14,180 and $6,221, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2020 and 2019, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $22 and $124, respectively. For the six months ended June 30, 2020 and 2019, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $81 and $214, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended June 30, 2020 and 2019, the Dealer Manager incurred $41 and $67,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
respectively, in such costs on behalf of the Company. For the six months ended June 30, 2020 and 2019, the Dealer Manager incurred $117 and $120, respectively, in such costs on behalf of the Company. As of June 30, 2020 and December 31, 2019, the Company had payable to the Dealer Manager $57 and $193, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

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
For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2020, estimated accrued Trailing Fees payable in the future of $3,546.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2020, estimated accrued Trailing Fees payable in the future of $8,780.
For the Second Follow-On Public Offering as of June 30, 2020, the Company raised $23,981 in gross proceeds and incurred total organization and offering costs of $2,809, including estimated accrued Trailing Fees payable in the future of $1,854.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2020, total operating expenses of the Company were $4,878, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Reimbursable under the Advisory Agreement	$115	$67
Reimbursable under the Dealer Manager Agreement	57	193
Advisory fees	532	1,244
Accrued Trailing Fees	14,295	6,339
Due to affiliates	$14,999	$7,843

Note to Affiliate	$5,383	$8,950
Unamortized discount	(901)	(1,217)
Note to Affiliate, net of unamortized discount	$4,482	$7,733

NOTE 9 — CAPITALIZATION

Under the Company's charter, as most recently amended on April 22, 2020, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

Common Stock	No. of Authorized Shares
Class A Shares	45,000,000
Class D Shares	45,000,000
Class I Shares	200,000,000
Class M-I Shares	200,000,000
Class N Shares	150,000,000
Class S Shares	200,000,000
Class T Shares	5,000,000
Class T2 Shares	150,000,000
Class Z Shares	5,000,000
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
June 30, 2020
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

Stock Issuance

During the six months ended June 30, 2020 and 2019, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six months ending June 30, 2020		Six months ending June 30, 2019
	No. of shares	Amount	No. of shares	Amount
Class A Shares	76,535	$1,126	246,300	$3,597
Class D Shares	—	—	176,101	2,520
Class I Shares	1,459,308	21,011	1,240,364	17,745
Class T Shares	62,478	950	156,506	2,349
Total		$23,087		$26,211
There were no Class M-I, N, S, T2 or Z Shares issued as of June 30, 2020.

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
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

While there is no minimum holding period, purchased shares (excluding shares acquired via the Company's distribution reinvestment plan) redeemed within 365 days of the date of the investor's initial purchase of the Company's shares will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.

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

During the three and six months ended June 30, 2020 and 2019, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the three months ended June 30, 2020.

Three Months Ended June 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	222,050	$14.11	$3,133
Class I	495,132	14.24	7,048
Class T	27,325	14.16	386
Class D	—	—	—

Six Months Ended June 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	319,615	$14.16	$4,526
Class I	803,463	14.26	11,452
Class T	27,325	14.16	386
Class D	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
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

Pursuant to the independent director compensation plan, upon completion of each annual shareholder meeting, the Company grants $10 of shares of restricted Class I common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s Class I Share price on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual shareholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	12,094	$14.34	17,094	$14.34
Changes during the period:
Granted	2,106	14.24	2,106	$14.24
Vested	(2,094)	14.32	(7,094)	14.33
Forfeited	—	—	—	—
Outstanding, end of period	12,106	14.32	12,106	14.32

Amount included in general and administrative expenses	$26		$51

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	15,000	$14.34	—	$—
Changes during the period:
Granted	2,094	14.32	22,094	$14.34
Vested	—	—	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	17,094	14.34	17,094	14.34

Amount included in general and administrative expenses	$22		$94

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)
or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the three and six months ended June 30, 2020 and 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended June 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$309	$858	$83	$15
Allocation of performance fees	—	—	—	—
Total numerator	$309	$858	$83	$15
Denominator - weighted average number of common shares outstanding	3,691,914	10,256,352	986,078	176,101
Basic and diluted net income per share:	$0.08	$0.08	$0.08	$0.08

	Six Months Ended June 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(973)	$(2,624)	$(253)	$(45)
Allocation of performance fees	—	—	—	—
Total numerator	$(973)	$(2,624)	$(253)	$(45)
Denominator - weighted average number of common shares outstanding	3,754,458	10,146,140	976,622	176,101
Basic and diluted net loss per share:	$(0.26)	$(0.26)	$(0.26)	$(0.26)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203
Distributions paid or payable in cash	$1,369	$1,330	$2,699
Distributions reinvested	1,339	1,355	2,694
Distributions declared	$2,708	$2,685	$5,393
Class A Shares issued upon reinvestment	25,107	24,380	49,487
Class I Shares issued upon reinvestment	63,595	67,373	130,968
Class T Shares issued upon reinvestment	4,177	4,451	8,628
Class D Shares issued upon reinvestment	—	—	—

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924
Distributions paid or payable in cash	$1,000	$1,105	$2,105
Distributions reinvested	841	954	1,795
Distributions declared	$1,841	$2,059	$3,900
Class A Shares issued upon reinvestment	22,405	23,894	46,299
Class I Shares issued upon reinvestment	34,329	39,949	74,278
Class T Shares issued upon reinvestment	2,250	2,736	4,986
Class D Shares issued upon reinvestment*	—	—	—
* Class D Shares were initially issued in June 2019.

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Class A	$643	$611	$1,254
Class I	1,866	1,875	3,741
Class T	163	164	327
Class D	36	35	71
Distributions declared	$2,708	$2,685	$5,393

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended June 30, 2019
	March 31, 2019	June 30, 2019
Class A	$588	$620	$1,208
Class I	1,147	1,314	2,461
Class T	106	123	229
Class D	—	2	2
Distributions declared	$1,841	$2,059	$3,900

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $1 and $19 for the three months ended June 30, 2020 and 2019, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $27 and $24 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 13 — SEGMENT INFORMATION

For the three and six months ended June 30, 2020 and 2019, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2020 and December 31, 2019 and net income (loss) for the three and six months ended June 30, 2020 and 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2020	$325,820	$17,988	$343,808

Reconciliation to total assets of June 30, 2020
Carrying value per reportable segments			$343,808
Corporate level assets			15,734
Total assets			$359,542

Carrying value as of December 31, 2019	$331,362	$21,245	$352,607

Reconciliation to total assets of December 31, 2019
Carrying value per reportable segments			$352,607
Corporate level assets			13,478
Total assets			$366,085

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2020	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$7,977	$—	$7,977
Investment income on marketable securities	—	131	131
Total revenues	7,977	131	8,108
Segment operating expenses	2,148	8	2,156
Net realized loss upon sale of marketable securities	—	(1,707)	(1,707)
Net unrealized change in fair value of investment in marketable securities	—	3,005	3,005
Operating income - segments	$5,829	$1,421	$7,250

Three Months Ended June 30, 2019
Property related income	$5,561	$—	$5,561
Investment income on marketable securities	—	150	150
Total revenues	5,561	150	5,711
Segment operating expenses	1,723	11	1,734
Net realized gain upon sale of marketable securities	—	146	146
Net unrealized change in fair value of investment in marketable securities	—	189	189
Operating income - segments	$3,838	$474	$4,312

		Three Months Ended June 30,
Reconciliation to net income (loss)		2020	2019
Operating income - segments		$7,250	$4,312
General and administrative expenses		(479)	(457)
Advisory expenses		(532)	(561)
Depreciation		(1,764)	(1,336)
Amortization		(1,449)	(1,131)
Operating income		3,026	827
Interest expense		(1,761)	(1,196)
Net income (loss)		$1,265	$(369)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2020	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$15,990	$—	$15,990
Investment income on marketable securities	—	293	293
Total revenues	15,990	293	16,283
Segment operating expenses	4,386	22	4,408
Net realized loss upon sale of marketable securities	—	(2,150)	(2,150)
Net unrealized change in fair value of investment in marketable securities	—	(1,358)	(1,358)
Operating income (loss) - segments	$11,604	$(3,237)	$8,367

Six Months Ended June 30, 2019
Property related income	$11,326	$—	$11,326
Investment income on marketable securities	—	301	301
Total revenues	11,326	301	11,627
Segment operating expenses	3,605	19	3,624
Net realized gain upon sale of marketable securities	—	265	265
Net unrealized change in fair value of investment in marketable securities	—	2,355	2,355
Operating income - segments	$7,721	$2,902	$10,623

		Six Months Ended June 30,
Reconciliation to net (loss) income		2020	2019
Operating income - segments		$8,367	$10,623
General and administrative expenses		(1,005)	(1,021)
Advisory expenses		(1,071)	(932)
Depreciation		(3,543)	(2,646)
Amortization		(2,930)	(2,300)
Operating (loss) income		(182)	3,724
Interest expense		(3,713)	(2,489)
Net (loss) income		$(3,895)	$1,235

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
June 30, 2020
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

NOTE 16 — SUBSEQUENT EVENTS

The Company continues to closely monitor the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it will impact its tenants and business partners. The Company has received rent relief requests from certain tenants, most often in the form of rent deferral requests, as a result of the coronavirus. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors, and the Company has encouraged its tenants to apply for federal aid as applicable. The Company is not forgoing its contractual rights under its lease agreements. Subsequent to June 30, 2020, the Company entered into three agreements which included deferral of rent. The total amount of rent deferred is approximately 0.4% of the Company's annualized base rent for its entire property portfolio and is scheduled to be fully repaid within the next 12 months.

The Company did not incur significant disruptions during the six months ended June 30, 2020 from the coronavirus pandemic. Nonetheless, the extent to which the coronavirus impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. The Company intends to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum potential quarterly redemptions under its share redemption plan. The Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. In addition, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

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

The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX and ZRPTDX for our Class A shares, Class I shares, Class T shares and Class D shares, respectively. The NAV per share for each of our Class M-I, Class N, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.

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

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations from the coronavirus during the six months ended June 30, 2020, the extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. Among these four sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. We collected 100% of our contractual rental revenue for the three months ended March 31, 2020 and 94% of our contractual rental revenue for the three months ended June 30, 2020. Approximately 98% of contractual rental revenue was collected for the month of July 2020. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of the end of July 2020, the store of one of our 44 retail tenants was closed. This tenant comprises approximately 0.1% of our annualized contractual rental revenue for our entire property portfolio.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective second quarter 2020 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements. As of June 30, 2020, we had entered into one rent deferral agreement and applied the FASB's recently issued practical expedient to not treat it as a lease modification. As such, the rent deferred remains as lease revenue for the three months ended June 30, 2020 and amounts to approximately 0.6% of our annualized contractual rental revenue for our entire property portfolio. Subsequent to June 30, 2020, we entered into three agreements which included deferral of rent. The total amount of rent deferred is approximately 0.4% of our annualized contractual rental revenue for our entire property portfolio. For all four of these rent deferrals, the amount deferred is scheduled to be fully repaid within the next 12 months.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets saw considerable volatility as the coronavirus pandemic expanded and worsened. While the value of our real estate securities portfolio recovered the majority of its March losses during the three months ended June 30,

2020, there remains considerable uncertainty in the financial markets.

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

We refer readers to Part II, Item 1A, Risk Factors, in our quarterly report for the period ended March 31, 2020 for specific risk factors related to the coronavirus pandemic.

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2020, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of June 30, 2020, our weighted average remaining lease term for active leases was 5.2 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2020:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway(2)	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	73.7
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	10	93.9
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Providence Square(5)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	44	98.6
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,672,767	60/138	98.1%

(1) Leased percentage is based on executed leases as of June 30, 2020, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Anaheim Hills Office Plaza has one executed lease for approximately 3,300 square feet that has not yet commenced pending completion of specified tenant improvements. Commencement is currently expected late in the third quarter of 2020.
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

Real Estate Equity Securities Portfolio

As of June 30, 2020, our real estate equity securities portfolio consisted of publicly-traded common stock of 32 REITs with a value of $17,988. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of June 30, 2020:

Marketable Securities Portfolio Diversification

Apartment: 23.5%
Data Centers: 16.8%
Healthcare: 10.7%
Hotels: 2.3%
Industrial: 17.1%
Net Lease: 0.8%
Office: 10.7%
Regional Malls: 3.1%
Retail: 5.7%
Self Storage: 5.6%
Specialty: 1.5%
Towers: 2.2%

As of June 30, 2020, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	11.2%
Equinix, Inc.	Data Centers	11.1
Welltower, Inc.	Healthcare	5.9
Alexandria Real Estate Equities, Inc.	Office	5.0
Mid-America Apartment Communities, Inc.	Apartment	4.9
Invitation Homes, Inc.	Apartment	4.3
Digital Realty Trust, Inc.	Data Centers	3.8
Equity Lifestyle Properties	Apartment	3.4
Essex Property Trust, Inc.	Apartment	3.3
Eastgroup Properties, Inc.	Industrial	3.2
Total		56.1%

Market Outlook

The impact of COVID-19 is generally not yet visible in industry statistics. According to the National Council of Real Estate Investment Fiduciaries in March, or NCREIF, in March 2020, in the first quarter of 2020, vacancy rates (6.2%) were near all-time lows and net operating income grew by more than 4%. Within the REIT universe, rent collections in June were within 5% of normal levels for apartment, office, and industrial properties, although they were off by 40% at shopping centers, as reported by the National Association of Real Estate Investment Trusts, or NAREIT, from June 2020. Nevertheless, we believe that the recession that took hold in March will manifest in rising vacancies and falling rents in the second half of 2020.

While the recession may prove transitory, its severity will, in our view, exact a toll on real estate fundamentals. While it appears that loan and rent forbearance have staved off personal and business bankruptcies, we believe that these will materialize in the second half of the year as emergency measures unwind, which in our view may cause some tenants to default on their leases. Reduced (albeit improving) profitability and employment may also depress leasing activity. Further, we believe the pipeline of buildings already under construction will compete for a limited pool of tenants. Overall, we expect that rents will slide by 7% through 2021, with significant variation by sector and market. Yet this would represent a victory of sorts: rents declined 18% during the Global Financial Crisis, or GFC, according to CBRE Economic Analysis in June 2020. The differences this time as we see it are threefold. First, while this recession is deeper, the recovery may also be swifter, courtesy of an unprecedented infusion of fiscal and monetary stimulus. Second, vacancy rates were lower coming into this recession, so even a significant increase would leave them below peak GFC levels, according to CBRE Economic Analysis in June 2020. Third, new construction is generally more constrained (about 25% lower relative to Gross Domestic Product, or GDP, as reported by the Bureau of Economic Analysis in March 2020).

We are optimistic about prospects for rent growth once the COVID-19 crisis passes. We believe that construction starts will plunge this year, due to logistical constraints, restrictive financing, and uncertainty around future demand (a June Federal Reserve survey in June 2020 indicated that a net 52% of banks were tightening lending standards on construction loans, the highest level since the GFC). Coupled with an improving economy, this should drive vacancies lower, and rents higher, beginning in late 2021. Yet the recovery will not be uniform: we believe that industrial and apartment buildings will be the first to revive, likely next summer, followed by office and retail properties in 2022.

Taking a longer view, we believe that real estate is positioned to perform well on a relative basis. Well after the crisis has passed and the economy is on the mend, we believe interest rates will likely remain low, a pattern that is reflected in long-term (e.g., 30-year) bond yields. We additionally believe that capitalization rates provide an attractive spread that could power robust returns for several years. Furthermore, a constellation of factors, from massive fiscal and monetary stimulus to trade wars to supply-side constraints, arguably raise the specter of inflation over the medium term. Financial markets currently place low odds on an inflationary spiral (implicit expectations are below 2% for the foreseeable future), but real estate and other tangible assets may gain currency as a partial hedge over time, according to the Federal Reserve and DWS, June 2020.

Results of Operations

Through June 30, 2020, we have acquired 14 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Six Months Ended June 30, 2020 and 2019

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and six months ended June 30, 2020 and 2019. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2019, which for the three and six months ended June 30, 2020 and 2019 are Providence Square and Seattle East Industrial. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Lease revenue
Lease revenue - same-store portfolio	$5,209	$5,178	$31	10,809	10,566	243
Lease revenue - non-same-store portfolio	2,145	—	2,145	4,236	—	4,236
Total lease revenue	7,354	5,178	2,176	15,045	10,566	4,479

Property operating expenses
Same-store portfolio	1,791	1,723	68	3,695	3,605	90
Non-same-store portfolio	357	—	357	691	—	691
Total property operating expenses	2,148	1,723	425	4,386	3,605	781

Net operating income
Same-store portfolio	3,418	3,455	(37)	7,114	6,961	153
Non-same-store portfolio	1,788	—	1,788	3,545	—	3,545
Total net operating income	5,206	3,455	1,751	10,659	6,961	3,698

Adjustments to lease revenue
Straight-line revenue	459	214	245	616	421	195
Above- and below-market lease amortization, net	190	195	(5)	380	390	(10)
Lease incentive amortization	(26)	(26)	—	(51)	(51)	—
Depreciation	(1,764)	(1,336)	(428)	(3,543)	(2,646)	(897)
Amortization	(1,449)	(1,131)	(318)	(2,930)	(2,300)	(630)
General and administrative expenses	(487)	(468)	(19)	(1,027)	(1,040)	13
Advisory fees	(532)	(561)	29	(1,071)	(932)	(139)
Interest expense	(1,761)	(1,196)	(565)	(3,713)	(2,489)	(1,224)

Marketable securities
Investment income on marketable securities	131	150	(19)	293	301	(8)
Net realized (loss) gain on marketable securities	(1,707)	146	(1,853)	(2,150)	265	(2,415)
Net unrealized change in fair value of marketable securities	3,005	189	2,816	(1,358)	2,355	(3,713)
Net income (loss)	$1,265	$(369)	$1,634	$(3,895)	$1,235	$(5,130)

Property Operations

Our total lease revenue and total property operating expenses for the three and six months ended June 30, 2020 increased compared to those from the same periods in 2019 primarily due to the acquisition of Providence Square and Seattle East Industrial during the year ended December 31, 2019. Our total same-store net operating income for the three and six months ended June 30, 2020 and 2019 reflects 12 of the 14 properties in the portfolio.

Lease revenue for the six months ended June 30, 2020 increased from the same period in 2019 primarily due to three leases at Anaheim Hills Office Plaza which were executed during 2019 and began paying rent, thereby increasing lease revenue by $353 compared to the six months ended June 30, 2019. There were two lease extensions at Wallingford Plaza that became effective in the second half of 2019 which further increased lease revenue along with contractually stepped up rents at several leases across the portfolio. These increases in same-store lease revenue were offset by a decrease in lease revenue of $362 at Heritage Parkway due to a 5-year lease renewal with Allstate which provided free rent for three months in the early part of the amended lease. Lease revenue for the three months ended June 30, 2020 increased from the same period in 2019 for the same reasons although to a lesser extent at Anaheim Hills Office Plaza.

Same-store property operating expenses for the six months ended June 30, 2020 increased from the same period in 2019 due to higher real estate taxes and personnel costs at The Flats at Carrs Hill, increased building maintenance and repair expenses at Elston Plaza and increased landscape and roof repair costs at Palmetto Lakes. Same-store property operating expenses for the three months ended June 30, 2020 increased from the same period in 2019 due to higher HVAC and legal expenses at Anaheim Hills Office Plaza, increased real estate taxes, personnel costs and cleaning supplies at The Flats at Carrs Hill, and higher utility expenses at Loudoun Gateway. These increases in same-store operating expenses during the 2020 period referred to above were partially offset by lower utility expenses at Allied Drive.
Straight-Line Revenue

The increase in straight-line revenue for the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to the aforementioned free rent for Allstate which resulted in higher straight-line revenue during the free rent months and additional straight-line revenue from Providence Square and Seattle East Industrial which were acquired in September and December 2019, respectively. These increases were offset by a decrease at Anaheim Hills Office Plaza as the leases signed in 2019 began to pay cash rent in late 2019 thereby reducing the straight-line revenue for such leases.

Lease Intangible Amortization

During the three and six months ended June 30, 2020, the net amount of above- and below-market lease amortization is nearly unchanged from the same period in 2019 as the 2019 acquisitions of Providence Square and Seattle East Industrial had minimal impact. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2020 period as a result of the acquisitions of Providence Square and Seattle East Industrial.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the six months ended June 30, 2020 decreased from the same period in 2019 primarily due to the portion of the March 2019 grant of Class I shares to our independent directors which vested immediately upon grant, and to a lesser extent, lower travel costs in the 2020 period. These decreases were partially offset by increases in appraisal costs due to additional properties, audit fees, and higher directors and officers insurance resulting from higher coverage limits. For the three months ended June 30, 2020, the increase from the same period in 2019 is due to higher audit fees, legal fees and directors and officers insurance, offset by decreases in travel costs and income taxes.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the six months ended June 30, 2020, the total return of each share class did not exceed the Hurdle Amount, applied on a pro rata basis as applicable. For the six months ended June 30, 2019, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $150.

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2020 over the same period in 2019 was primarily due to a greater weighted average outstanding aggregate balance on our fixed rate loans. We originated a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019 and $45,140 loan on Seattle East Industrial with a fixed interest rate of 3.87% in December 2019. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was $202,713 and $112,096 for the six months ended June 30, 2020 and 2019, respectively. A general decrease in interest rates over the past year reduced the interest rate on our line of credit, resulting in our all-in interest rate on all of our loan obligations averaging 3.4% and 4.0% for the six months ended June 30, 2020 and 2019, respectively, partially offsetting the increase in our overall interest expense for the two periods. Our total outstanding loan balance as of June 30, 2020 consisted of 62% fixed rate loans and 38% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The decrease in investment income for the three and six months ended June 30, 2020 compared to the 2019 periods is primarily due to having less dividend paying stocks within the portfolio in the 2020 period relative to the 2019 period. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. In response to the COVID-19 pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. During the three months ended June 30, 2020, our marketable securities portfolio regained a significant portion of its first quarter losses, resulting in an unrealized gain of $3,005 for the three months ended June 30, 2020. However, active management resulted in our marketable securities portfolio incurring net realized losses for the three months ended June 30, 2020.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2020:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$396,300	$26.07	$26.24	$26.15	$26.19
Investments in real estate equity securities (2)	17,988	1.18	1.19	1.19	1.18
Other assets, net	10,243	0.67	0.67	0.68	0.67
Line of credit	(77,600)	(5.10)	(5.14)	(5.12)	(5.11)
Mortgage loans payable	(126,507)	(8.32)	(8.38)	(8.35)	(8.33)
Other liabilities, net	(7,243)	(0.48)	(0.48)	(0.49)	(0.51)
Net asset value	$213,181	$14.02	$14.10	$14.06	$14.09
Note: No Class M-I, N, S, T2, or Z shares were outstanding as of June 30, 2020.

(1)  The value of our investments in real estate was approximately 9.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 12.7% more than their historical cost.

As of June 30, 2020, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of June 30, 2020. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.32%	6.67%
Retail properties	6.93%	6.05%
Industrial properties	5.78%	4.94%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.9% and 2.0%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of June 30, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.2%, 2.4%

and 3.2%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2020.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$116,802	$7.68	$7.71	$7.71	$7.74
Plus:
Unrealized gain on real estate investments	32,725	2.15	2.17	2.16	2.16
Accumulated depreciation	25,316	1.67	1.68	1.67	1.67
Accumulated amortization	23,399	1.54	1.55	1.54	1.54
Deferred costs and expenses, net	18,385	1.21	1.22	1.21	1.21
Less:
Deferred rent receivable	(3,446)	(0.23)	(0.23)	(0.23)	(0.23)
Net asset value	$213,181	$14.02	$14.10	$14.06	$14.09
Note: No Class M-I, N, S, T2 or Z shares were outstanding as of June 30, 2020.

The deferred costs and expenses of $18,385 includes amounts that are initially excluded from the NAV calculation. This includes $5,187 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of June 30, 2020, because (1) certain amounts payable to our advisor as of June 30, 2020 were recorded as assets and as such have no impact on our NAV as of June 30, 2020, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $14,180 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective second quarter reports related to the uncertain impact of the coronavirus pandemic on the property values.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,265	$(369)	$(3,895)	$1,235

Real estate related depreciation	1,764	1,336	3,543	2,646
Real estate related amortization	1,449	1,131	2,930	2,300
NAREIT defined FFO	4,478	2,098	2,578	6,181
Net unrealized change in fair value of investments in marketable securities	(3,005)	(189)	1,358	(2,355)
FFO as adjusted	1,473	1,909	3,936	3,826

Additional adjustments:
Straight line rents, net	(459)	(214)	(616)	(421)
Amortization of above- and below-market lease intangibles, net	(190)	(195)	(380)	(390)
Amortization of lease incentive	26	26	51	51
IPA defined MFFO	$850	$1,526	$2,991	$3,066

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

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected 100% of our contractual rental revenue for the three months ended March 31, 2020 and 94% of our contractual rental revenue for the three months ended June 30, 2020. Approximately 98% of contractual rental revenue was collected for the month of July 2020. However, the future impacts of the coronavirus pandemic cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. Through July 31, 2020, we had entered into four lease amendments that resulted in the deferral of approximately 1.0% of our annualized contractual rental revenue. Such deferred rent is scheduled to be fully paid within the next 12 months.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of June 30, 2020, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $35,932.

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2020, our maximum borrowing capacity was $89,310, our outstanding balance was $77,600 and our weighted average interest rate was 1.89%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. Subsequent to June 30, 2020, we entered into a second amendment to the Wells Fargo line of credit which pre-emptively amended certain financial covenants in the event the coronavirus pandemic were to have a negative effect in the future on our properties encumbered by the Wells Fargo line of credit. As of June 30, 2020, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2020. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Nationwide Life Insurance Company	Flats at Carrs Hill	$14,500	3.63%	March 1, 2026
Hartford Life Insurance Company	Commerce Corner	12,617	3.41	December 1, 2023
Transamerica Life Insurance Company	Wallingford Plaza	6,950	4.56	January 1, 2029
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,507

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2020, we owed $115 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2020, we raised $262,333 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2020, our total operating expenses (as defined in our charter) were $4,878, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

Pursuant to the ESA letter agreement dated March 24, 2020, our advisor waived reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2020 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to each follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such follow-on offering. As of June 30, 2020, our total organization and offering costs incurred with respect to the follow-on offering and the second follow-on offering did not exceed the 15% limitation for each such follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2020 and 2019 was $4,634 and $2,493, respectively. The increase in cash flow from operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is due to additional operating cash flows from our 2019 acquisitions as well as additional cash paying leases at Anaheim Hills Office Plaza and increased payable balances as of June 30, 2020. These increases were partially offset by higher debt service costs in the 2020 period as a result of our higher average outstanding debt balances and higher deferred leasing costs of $892 most of which relates to the renewal of the Allstate lease at Heritage Parkway.

Cash flow used in investing activities during the six months ended June 30, 2020 and 2019 was $1,389 and $1,469, respectively. In 2020 we paid approximately $1,114 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases as well as building improvements at our Miami Industrial properties. This compares to paid real estate improvements of only $1,181 in the 2019 period.

Cash flow used in financing activities was $1,246 for the six months ended June 30, 2020. We received proceeds of $23,536 in our offerings and paid $1,721 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2020 were $2,709. Of the total distributions declared for the six months ended June 30, 2020, $2,694 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2020 that resulted in payments by us of $16,222, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $13,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $9,500 from our Wells Fargo line of credit during the six months ended June 30, 2020. Additionally, we made principal payments on the Hartford Loan of $130 which required monthly principal payments beginning in January 2019.

Cash flow used in financing activities was $585 for the six months ended June 30, 2019. We received proceeds of $26,192 in our offerings and paid $1,434 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2019 were $2,064. Of the total distributions declared for the six months ended June 30, 2019, $1,794 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the six months ended June 30, 2019 that resulted in payments by us of $2,949, after deductions for any applicable 2% short-term trading discounts. We originated a $17,600 property specific loan from State Farm on Elston Plaza and used the proceeds along with proceeds from our offerings to repay $39,819 against our outstanding balance on the Wells Fargo line of credit. We also borrowed $2,200 from our Wells Fargo line of credit during the six months ended June 30, 2019. Additionally, we made principal payments on the Hartford Loan of $126 which required monthly principal payments beginning in January 2019.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203
Distributions paid or payable in cash	$1,369	$1,330	$2,699
Distributions reinvested	1,339	1,355	2,694
Distributions declared	$2,708	$2,685	$5,393

Net Cash Provided by Operating Activities:	$1,949	$2,685	$4,634

Funds From Operations:	$(1,900)	$4,478	$2,578

For the six months ended June 30, 2020, our distributions were covered 85.9% by cash flow from operations and 14.1% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the three and six months ended June 30, 2020, the net unrealized change in fair value of our investments in marketable securities was a gain of $3,005 and a loss of $1,358, respectively. Without this net unrealized change in fair value, our FFO for the three and six months ended June 30, 2020 would have been $1,473 and $3,936, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and six months ended June 30, 2020.

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

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of June 30, 2020, we had no unfulfilled redemption requests.

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

Off Balance Sheet Arrangements

As of June 30, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2020, we had $77,600 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.9%, representing approximately a 56.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $388 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, the coronavirus pandemic has caused significant disruption in the financial markets due uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2020, we owned marketable securities with a value of $17,988. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2020 would result in a change of $1,799 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since mid-March, virtually all of the employees of our advisor have been working remotely due to the coronavirus pandemic. We have not experienced any material impact to our internal control over financial reporting to date as a result of the coronavirus pandemic. We are continually monitoring and assessing the potential effects of the coronavirus pandemic on the design and operating effectiveness our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2020, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, and to the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020. There have been no further updates to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 12, 2020, each of our independent directors received a grant of 702 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

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

Three Months Ended June 30, 2020	Shares	Weighted Average Share Price
Class A	222,050	$14.11
Class I	495,132	14.24
Class T	27,325	14.16
Class D	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of June 30, 2020, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2020	335,523	$14.30	335,523	(1)
May 1 - May 31, 2020	275,265	$14.17	275,265	(1)
June 1 - June 30, 2020	133,719	$14.00	133,719	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The following disclosure would have otherwise been filed in a Current Report on Form 8-K:

Amendment to Share Redemption Plan

On August 11, 2020, our board of directors approved an amendment to our share redemption plan whereby shares sold via our distribution reinvestment plan will not be subject to the 2% short-term trading discount.

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
10.1
Second Amended and Restated Advisory Agreement, dated as of April 21, 2020, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2020.

10.2*
Second Amendment to Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated June 30, 2020, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudon Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent.

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

Date: August 13, 2020