Form 10-Q
period 2020-09-30
RREEF Property Trust, Inc.
filed 2020-11-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 10, 2020, the registrant had 3,599,072 shares of Class A common stock, $.01 par value, outstanding, 10,513,729 shares of Class I common stock, $.01 par value, outstanding, 975,365 shares of Class T common stock, $.01 par value, outstanding, 176,101 shares of Class D common stock, $.01 par value, outstanding, 11,570 shares of Class N common stock, $.01 par value, outstanding, and no shares of Class S, Class M-I, Class T2 or Class Z common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $26,683 and $21,403, respectively	162,884	167,004
Furniture, fixtures and equipment, less accumulated depreciation of $436 and $369, respectively	238	220
Acquired intangible lease assets, less accumulated amortization of $28,619 and $24,413, respectively	35,072	39,278
Total investment in real estate assets, net	323,054	331,362
Investment in marketable securities	18,532	21,245
Total investment in real estate assets and marketable securities, net	341,586	352,607
Cash and cash equivalents	6,190	4,234
Receivables, net of allowance for doubtful accounts of $124 and $6, respectively	5,042	4,812
Deferred leasing costs, net of amortization of $1,039 and $732, respectively	2,732	2,132
Prepaid and other assets	1,511	2,300
Total assets	$357,061	$366,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$77,491	$81,291
Mortgage loans payable, net	125,595	125,698
Accounts payable and accrued expenses	3,413	2,878
Due to affiliates	14,466	7,843
Note to affiliate, net of unamortized discount of $859 and $1,217, respectively	4,524	7,733
Acquired below market lease intangibles, less accumulated amortization of $5,005 and $4,346, respectively	13,560	14,219
Distributions payable	425	441
Other liabilities	2,424	2,140
Total liabilities	241,898	242,243
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 3,604,401 and 3,821,127 issued and outstanding, respectively	36	38
Class D common stock, 176,101 and 176,101 issued and outstanding, respectively	2	2
Class I common stock, 10,457,136 and 9,557,896 issued and outstanding, respectively	104	96
Class M-I common stock, none issued	—	—
Class N common stock, none issued	—	—
Class S common stock, none issued	—	—
Class T common stock, 984,867 and 938,409 issued and outstanding, respectively	10	9
Class T2 common stock, none issued	—	—
Class Z common stock, none issued	—	—
Additional paid-in capital	172,441	169,395
Deficit	(57,430)	(45,698)
Total stockholders' equity	115,163	123,842
Total liabilities and stockholders' equity	$357,061	$366,085
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Property related income	$7,729	$5,787	$23,719	$17,113
Investment income on marketable securities	166	158	459	459
Total revenues	7,895	5,945	24,178	17,572
Expenses
General and administrative expenses	491	470	1,518	1,510
Property operating expenses	1,985	1,830	6,371	5,435
Advisory fees	540	1,014	1,611	1,946
Depreciation	1,804	1,342	5,347	3,988
Amortization	1,418	1,128	4,348	3,428
Total operating expenses	6,238	5,784	19,195	16,307
Net realized (loss) gain upon sale of marketable securities	(399)	274	(2,549)	539
Net unrealized change in fair value of investment in marketable securities	710	1,254	(648)	3,609
Operating income	1,968	1,689	1,786	5,413
Interest expense	(1,732)	(1,138)	(5,445)	(3,627)
Net income (loss)	$236	$551	$(3,659)	$1,786

Basic and diluted net income (loss) per share of Class A common stock	$0.02	$0.04	$(0.24)	$0.16
Basic and diluted net income (loss) per share of Class I common stock	$0.02	$0.04	$(0.24)	$0.15
Basic and diluted net income (loss) per share of Class T common stock	$0.02	$0.05	$(0.24)	$0.16
Basic and diluted net income (loss) per share of Class D common stock	$0.02	$0.06	$(0.24)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2019	—	$—	14,493,533	$145	$169,395	$(45,698)	$123,842
Issuance of common stock	—	—	1,052,472	10	15,306	—	15,316
Issuance of common stock through the distribution reinvestment plan	—	—	92,879	1	1,338	—	1,339
Redemption of common stock	—	—	(405,896)	(3)	(5,794)	—	(5,797)
Distributions to investors	—	—	—	—	—	(2,708)	(2,708)
Offering costs	—	—	—	—	(5,828)	—	(5,828)
Equity based compensation	—	—	1,765	—	25	—	25
Discount on note to affiliate	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	(5,160)	(5,160)
Balance, March 31, 2020	—	$—	15,234,753	$153	$174,206	$(53,566)	$120,793
Issuance of common stock	—	—	542,298	5	7,715	—	7,720
Issuance of common stock through the distribution reinvestment plan	—	—	96,204	—	1,355	—	1,355
Redemption of common stock	—	—	(744,507)	(7)	(10,560)	—	(10,567)
Distributions to investors	—	—	—	—	—	(2,685)	(2,685)
Offering costs	—	—	—	—	(1,106)	—	(1,106)
Equity based compensation	—	—	1,786	—	26	—	26
Net income	—	—	—	—	—	1,265	1,265
Balance, June 30, 2020	—	$—	15,130,534	$151	$171,636	$(54,986)	$116,801
Issuance of common stock	—	—	208,498	2	2,969	—	2,971
Issuance of common stock through the distribution reinvestment plan	—	—	96,730	1	1,376	—	1,377
Redemption of common stock	—	—	(215,045)	(2)	(3,044)	—	(3,046)
Distributions to investors	—	—	—	—	—	(2,680)	(2,680)
Offering costs	—	—	—	—	(522)	—	(522)
Equity based compensation	—	—	1,788	—	26	—	26
Net income	—	—	—	—	—	236	236
Balance, September 30, 2020	—	$—	15,222,505	$152	$172,441	$(57,430)	$115,163

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	10,335,739	$103	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	829,012	9	11,913	—	11,922
Issuance of common stock through the distribution reinvestment plan	—	—	58,984	—	841	—	841
Redemption of common stock	—	—	(121,577)	(1)	(1,723)	—	(1,724)
Distributions to investors	—	—	—	—	—	(1,841)	(1,841)
Offering costs	—	—	—	—	(916)	—	(916)
Equity based compensation	—	—	5,042	—	72	—	72
Net income	—	—	—	—	—	1,604	1,604
Balance, March 31, 2019	—	$—	11,107,200	$111	$125,212	$(37,858)	$87,465
Issuance of common stock	—	—	983,703	10	14,185	—	14,195
Issuance of common stock through the distribution reinvestment plan	—	—	66,579	1	953	—	954
Redemption of common stock	—	—	(88,725)	(1)	(1,262)	—	(1,263)
Distributions to investors	—	—	—	—	—	(2,059)	(2,059)
Offering costs	—	—	—	—	(1,070)	—	(1,070)
Equity based compensation	—	—	1,514	—	22	—	22
Net loss	—	—	—	—	—	(369)	(369)
Balance, June 30, 2019	—	$—	12,070,271	$121	$138,040	$(40,286)	$97,875
Issuance of common stock	—	—	1,505,609	15	21,773	—	21,788
Issuance of common stock through the distribution reinvestment plan	—	—	74,834	—	1,079	—	1,079
Redemption of common stock	—	—	(93,705)	—	(1,349)	—	(1,349)
Distributions to investors	—	—	—	—	—	(2,317)	(2,317)
Offering costs	—	—	—	—	(2,214)	—	(2,214)
Equity based compensation	—	—	1,785	—	25	—	25
Net income	—	—	—	—	—	551	551
Balance, September 30, 2019	—	$—	13,558,794	$136	$157,354	$(42,052)	$115,438
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,659)	$1,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,347	3,988
Net realized loss (gain) upon sale of marketable securities	2,549	(539)
Net unrealized change in fair value of marketable securities	648	(3,609)
Share based compensation	77	119
Amortization of intangible lease assets and liabilities	3,854	2,922
Amortization of deferred financing costs	293	248
Straight line rent	(819)	(628)
Amortization of discount on note to affiliate	122	111
Changes in assets and liabilities:
Receivables	(61)	(138)
Deferred leasing costs	(908)	(180)
Prepaid and other assets	(48)	(67)
Accounts payable and accrued expenses	1,049	638
Other liabilities	241	1
Due to affiliates	(1,080)	145
Net cash provided by operating activities	7,605	4,797
Cash flows from investing activities:
Investment in real estate and related assets	—	(54,947)
Improvements to real estate assets	(1,551)	(1,263)
Investment in marketable securities	(20,829)	(16,994)
Proceeds from sale of marketable securities	20,321	16,555
Net cash used in investing activities	(2,059)	(56,649)
Cash flows from financing activities:
Proceeds from line of credit	9,500	20,500
Repayment of line of credit	(13,500)	(52,819)
Proceeds from mortgage loans payable	—	47,300
Repayment of mortgage loans payable	(196)	(189)
Proceeds from issuance of common stock	26,492	47,777
Payment of financing costs	—	(471)
Payment of offering costs	(2,438)	(2,490)
Distributions to investors	(4,019)	(3,265)
Redemption of common stock	(19,429)	(4,185)
Net cash used in financing activities	(3,590)	52,158
Net increase in cash and cash equivalents	1,956	306
Cash and cash equivalents, beginning of period	4,234	2,002
Cash and cash equivalents, end of period	$6,190	$2,308
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2020	2019
Distributions declared and unpaid	$425	$412
Common stock issued through the distribution reinvestment plan	4,071	2,874
Purchases of marketable securities not yet paid	—	172
Proceeds from sale of marketable securities not yet received	—	231
Proceeds from issuance of common stock not yet received	15	227
Redemption of common stock not yet paid	131	151
Extinguishment on note to affiliate	3,567	—
Discount on note to affiliate	236	—
Accrued offering costs not yet paid	4,924	2,978
Capital expenditures not yet paid	509	313
Supplemental Cash Flow Disclosures:

Interest paid	$4,915	$3,195

In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$55,061
Prepaid and other assets assumed	—	183
Other liabilities assumed	—	(297)
Investment in real estate and related assets	$—	$54,947

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

On January 3, 2013, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-11 (File No. 333-180356), filed under the Securities Act of 1933, as amended (the "Initial Public Offering"). On May 30, 2013, RREEF America L.L.C., a Delaware limited liability company (“RREEF America”), the Company's sponsor and advisor, purchased $10,000 of the Company's Class I common stock, $0.01 par value per share ("Class I Shares"), and the Company’s board of directors authorized the release of the escrowed funds to the Company, thereby allowing the Company to commence operations.

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

On July 12, 2016, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Follow-On Public Offering"). The Company's Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.

On January 8, 2020, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-232425), pursuant to which the Company is offering for sale up to $2,300,000 of shares of its Class A common stock, $0.01 par value per share ("Class A Shares"), Class I shares or Class T common stock, $0.01 par value per share ("Class T Shares") consisting of up to $2,100,000 in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N common stock, $0.01 par value per share ("Class N Shares") or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's second follow-on public offering (the "Second Follow-On Public Offering"). The Follow-On Public Offering terminated upon the commencement of the Second Follow-On Public Offering. Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offering are referred to as the "Offerings."

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2020 except for the adoption of Accounting Standards Updates (“ASU”) noted below in Note 2. The interim financial data as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is potentially impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
quarterly by the Company from its independent valuation agent or other third-party appraisers. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of September 30, 2020 and December 31, 2019, none of the Company's real estate investments were impaired.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum for approximately three years on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum for approximately 6.5 years on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the Company's assumptions for certain variables, including future redemptions, share price appreciation and the total gross proceeds raised or to be raised during each Offering. In addition, the estimated accrual for future Trailing Fees as of a given reporting date may be reduced by the aforementioned limits on total organization and offering costs and total underwriting compensation. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2020 and December 31, 2019, the Company has accrued $14,107 and $6,221, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the recent and ongoing coronavirus pandemic. As of September 30, 2020, the Company has assessed that substantially all of its future lease payments are at least probable.

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

Concentration of Credit Risk

As of September 30, 2020 and December 31, 2019, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

On April 10, 2020, the FASB issued a question and answer document regarding accounting for lease concessions and other effects of the coronavirus pandemic. The document clarifies that entities may elect a practical expedient to not evaluate whether lease-related relief that lessors provide lessees to mitigate the economic effects of the coronavirus pandemic is a lease modification under ASC 842. Instead, an entity that elects this practical expedient can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract vs. assume the relief was not contemplated by the contract). Generally, the Company is adopting the practical expedient for rent deferral agreements and is not adopting the practical expedient for rent abatement agreements (see Note 5).

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, approximated its fair value of $77,600 and $81,600 at September 30, 2020 and December 31, 2019, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $126,710 and $126,601 as of September 30, 2020 and December 31, 2019, respectively. If the valuation of the Company's properties as of September 30, 2020 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The Company has estimated the fair value of its note to affiliate at approximately $4,100 and $4,500 as of September 30, 2020 and December 31, 2019, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of September 30, 2020 and December 31, 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at September 30, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$77,600	Discounted cash flow	Loan to value	51.8%	51.8%	51.8%
			Market interest rate	1.85%	1.85%	1.85%
Mortgage Loans Payable	126,710	Discounted cash flow	Loan to value	36.9%	60.1%	50.3%
			Market interest rate	2.75%	5.00%	3.75%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%

				Range
	Fair Value at December 31, 2019	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$81,600	Discounted cash flow	Loan to value	54.6%	54.6%	54.6%
			Market interest rate	3.34%	3.34%	3.34%
Mortgage Loans Payable	126,601	Discounted cash flow	Loan to value	39.1%	59.3%	51.3%
			Market interest rate	3.55%	4.20%	3.81%
Note to Affiliate	4,500	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	5.00%	5.00%	5.00%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the three and nine months ended September 30, 2020 and one real estate property during the three and nine months ended September 30, 2019.

On September 16, 2019, the Company acquired Providence Square for a purchase price of $54,842 (excluding closing costs). The acquisition was funded with proceeds from the Offerings, a borrowing of $18,300 under the Company's line of credit and a secured, fully non-recourse loan for $29,700 from Nationwide Life Insurance Company. Providence Square is a home improvement anchored community retail shopping center in Marietta,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
Georgia with a grocery component totaling 222,805 square feet which was fully leased to 26 tenants at closing, including one freestanding building of 5,779 square feet subject to a ground lease.

All leases at Providence Square have been classified as operating leases. Under ASU 2017-01, the transaction was determined to be an asset acquisition, resulting in the Company's capitalization of $219 of acquisition-related costs. The Company's allocation of the purchase price (including acquisition related costs) of Providence Square was as follows:

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

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2020, the Company owned 14 properties with a total of 59 tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of September 30, 2019, the Company owned 13 properties with a total of 59 tenants comprised of four office properties (including one medical office property), four retail properties and four industrial properties and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenue [1]	$7,362	$5,413	$22,407	$15,979
Straight-line revenue	203	207	819	628
Above- and below-market lease amortization, net	190	193	570	583
Lease incentive amortization	(26)	(26)	(77)	(77)
Property related income	$7,729	$5,787	$23,719	$17,113
[1]Lease revenue includes $942 and $818 of variable income from tenant reimbursements for the three months ended September 30, 2020 and 2019, respectively and $3,427 and $2,611 of variable income from tenant reimbursements for the nine months ended September 30, 2020 and 2019, respectively.

The Company collected 100% of its lease revenue for the three months ended March 31, 2020, 94% of its lease revenue for the three months ended June 30, 2020, and 99% of its lease revenue for the three months ended September 30, 2020. Approximately 99% of lease revenue was collected for the month of October 2020. The Company's retail properties are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of September 30, 2020, the stores of all of the Company's retail tenants were open.
The Company has received rent relief requests from certain tenants, most often in the form of rent deferral and abatement requests, as a result of the coronavirus pandemic. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Through September 30, 2020, the Company had entered into five agreements that included deferral of rent amounting to approximately 1.0% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.1% of the annual contractual rent for the entire property portfolio. The Company applied the FASB's recently issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. The rent deferred is scheduled to be fully paid within the next 12 months.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of September 30, 2020 are as follows:

Year	Amount
Remainder of 2020	$6,571
2021	24,653
2022	21,324
2023	17,530
2024	13,892
Thereafter	59,223
$143,193
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Seattle East Industrial, Redmond, WA	14.0%	13.7%
Providence Square, Marietta, GA	12.8	14.1
Flats at Carrs Hill, Athens, GA	11.3	10.7
Loudoun Gateway, Sterling, VA	10.3	9.8
Total	48.4%	48.3%

	Percent of property related income
Tenant	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
FedEx Ground - Seattle East Industrial	14.0%	13.7%
Orbital ATK Inc. - Loudoun Gateway	10.3	9.8
Total	24.3%	23.5%

	Percent of property related income
Property	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Flats at Carrs Hill, Athens, GA	14.8%	14.4%
Allied Drive, Dedham, MA	12.9	12.8
Loudoun Gateway, Sterling, VA	12.6	13.2
Elston Plaza, Chicago, IL	12.1	13.6
Total	52.4%	54.0%

	Percent of property related income
Tenant	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Orbital ATK Inc. - Loudoun Gateway	12.6%	13.2%
New England Baptist Hospital - Allied Drive	11.4	11.4
Total	24.0%	24.6%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2020	September 30, 2019
FedEx Ground - Seattle East Industrial	14.8%	—%
Orbital ATK Inc. - Loudoun Gateway	11.4	13.6
Total	26.2%	13.6%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	September 30, 2020	December 31, 2019
Marketable securities—cost	$15,801	$17,866
Unrealized gains	2,997	3,413
Unrealized losses	(266)	(34)
Net unrealized gain	2,731	3,379
Marketable securities—fair value	$18,532	$21,245

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2020 and 2019, marketable securities sold generated proceeds of $4,801 and $6,631, respectively, resulting in gross realized gains of $113 and $335, respectively, and gross realized losses of $512 and $61, respectively. During the nine months ended September 30, 2020 and 2019, marketable securities sold generated proceeds of $20,156 and $16,695, respectively, resulting in gross realized gains of $706 and $804, respectively, and gross realized losses of $3,255 and $265, respectively.

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

The interest rate under the Wells Fargo Line of Credit is based on the 1-month London Inter-bank Offered Rate ("LIBOR") with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of September 30, 2020, the outstanding balance under the Wells Fargo Line of Credit was $77,600 and the weighted average interest rate was 1.85%. As of December 31, 2019, the outstanding balance was $81,600 and the weighted average interest rate was 3.33%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2020, the Company's maximum borrowing capacity was $89,310.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. Effective as of June 30, 2020, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into a second amendment to the Wells Fargo Line of Credit which pre-emptively amended certain financial covenants in the event the coronavirus pandemic were to have a negative effect in the future on our properties encumbered by the Wells Fargo Line of Credit. The Company was in compliance with all financial covenants as of September 30, 2020.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2020 and December 31, 2019.

	Balance at
Lender	September 30, 2020	December 31, 2019
Wells Fargo	$77,600	$81,600
Deduct: Deferred financing costs, less accumulated amortization	(109)	(309)
Line of credit, net	$77,491	$81,291

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2020 and December 31, 2019.

		Balance at
Lender	Encumbered Property	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,551	$12,747	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,441	$126,637
Deduct: Deferred financing costs, less accumulated amortization		(846)	(939)
Mortgage loans payable, net		$125,595	$125,698

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2020 are as follows:

Year	Amount
Remainder of 2020	$66
2021*	78,103
2022	717
2023	12,388
2024	474
Thereafter	112,293
Total	$204,041
*Includes the Wells Fargo Line of Credit which the Company intends to extend or refinance prior to maturity.

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. No performance component was available to be accrued as of September 30, 2020. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed component	$540	$464	$1,611	$1,246
Performance component	—	550	—	700
	$540	$1,014	$1,611	$1,946

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

For the three months ended September 30, 2020 and 2019, RREEF America incurred $53 and $69 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2020 and 2019, RREEF America incurred $180 and $209 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2020 and December 31, 2019, the Company had a payable to RREEF America of $51 and $67, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of September 30, 2020. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through March 31, 2020, using the new discount rate of 3.75%, the Company amortized $4 of the discount on the Note to Affiliate into interest expense. For the three months ended September 30, 2020, the Company amortized $42 of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2020, the Company amortized $122 of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of September 30, 2020 and December 31, 2019, the Company has accrued $117 and $118, respectively, in Trailing Fees currently payable to the Dealer Manager, and $14,107 and $6,221, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2020 and 2019, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $7 and $70, respectively. For the nine months ended September 30, 2020 and 2019, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $88 and $284, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended September 30, 2020 and 2019, the Dealer Manager incurred $6 and $26, respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2020 and 2019, the Dealer Manager incurred $110 and $146, respectively, in such costs on behalf of the Company. As of September 30, 2020 and December 31, 2019, the Company had payable to the Dealer Manager $12 and $193, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

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
For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2020, estimated accrued Trailing Fees payable in the future of $3,433.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of September 30, 2020, estimated accrued Trailing Fees payable in the future of $8,562.
For the Second Follow-On Public Offering as of September 30, 2020, the Company raised $28,329 in gross proceeds and incurred $3,294 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $2,112.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2020, total operating expenses of the Company were $4,425, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	September 30, 2020	December 31, 2019
Reimbursable under the Advisory Agreement	$51	$67
Reimbursable under the Dealer Manager Agreement	12	193
Advisory fees	178	1,244
Accrued Trailing Fees	14,225	6,339
Due to affiliates	$14,466	$7,843

Note to Affiliate	$5,383	$8,950
Unamortized discount	(859)	(1,217)
Note to Affiliate, net of unamortized discount	$4,524	$7,733

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

Stock Issuance

During the nine months ended September 30, 2020 and 2019, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Nine months Ended September 30, 2020		Nine months Ended September 30, 2019
	No. of shares	Amount	No. of shares	Amount
Class A Shares	81,460	$1,196	310,856	4,551
Class D Shares	—	—	176,101	2,520
Class I Shares	1,657,148	23,826	2,628,627	37,777
Class T Shares	69,999	1,062	211,081	3,176
Total		$26,084		$48,024
There were no Class M-I, N, S, T2 or Z Shares issued as of September 30, 2020.

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

During the three and nine months ended September 30, 2020 and 2019, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the three months ended September 30, 2020.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	51,836	$14.14	$733
Class I	153,994	14.18	2,183
Class T	9,215	14.15	130
Class D	—	—	—

Nine Months Ended September 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	371,451	$14.16	$5,259
Class I	957,457	14.25	13,635
Class T	36,540	14.15	516
Class D	—	—	—

Three Months Ended September 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	42,136	$14.35	$605
Class I	41,101	14.44	593
Class T	10,468	14.47	151
Class D	—	—	—

Nine Months Ended September 30, 2019	Shares	Weighted Average Share Price	Amount
Class A	178,215	$14.25	$2,539
Class I	102,627	14.30	1,466
Class T	23,165	14.35	331
Class D	—	—	—

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
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)
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

Pursuant to the independent director compensation plan, upon completion of each annual stockholder meeting, the Company grants $10 of shares of restricted Class I common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s Class I Share price on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	12,106	$14.32	17,094	$14.34
Changes during the period:
Granted	—	—	2,106	$14.24
Vested	—	—	(7,094)	14.33
Forfeited	—	—	—	—
Outstanding, end of period	12,106	14.32	12,106	14.32

Amount included in general and administrative expenses	$26		$77

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	17,094	$14.34	—	$—
Changes during the period:
Granted	—	—	22,094	$14.34
Vested	—	—	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	17,094	14.34	17,094	14.34

Amount included in general and administrative expenses	$25		$119

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the three and nine months ended September 30, 2020 and 2019.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$56	$162	$15	$3
Allocation of performance fees	—	—	—	—
Total numerator	$56	$162	$15	$3
Denominator - weighted average number of common shares outstanding	3,613,878	10,376,824	982,012	176,101
Basic and diluted net income per share:	$0.02	$0.02	$0.02	$0.02

	Nine Months Ended September 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(900)	$(2,479)	$(237)	$(43)
Allocation of performance fees	—	—	—	—
Total numerator	$(900)	$(2,479)	$(237)	$(43)
Denominator - weighted average number of common shares outstanding	3,707,256	10,223,596	978,432	176,101
Basic and diluted net loss per share:	$(0.24)	$(0.24)	$(0.24)	$(0.24)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203	$0.00192349
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$4,002
Distributions reinvested	1,339	1,355	1,377	4,071
Distributions declared	$2,708	$2,685	$2,680	$8,073
Class A Shares issued upon reinvestment	25,107	24,380	23,778	73,265
Class I Shares issued upon reinvestment	63,595	67,373	68,581	199,549
Class T Shares issued upon reinvestment	4,177	4,451	4,371	12,999
Class D Shares issued upon reinvestment	—	—	—	—

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924	$0.00197058
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$3,343
Distributions reinvested	841	954	1,079	2,874
Distributions declared	$1,841	$2,059	$2,317	$6,217
Class A Shares issued upon reinvestment	22,405	23,894	24,576	70,875
Class I Shares issued upon reinvestment	34,329	39,949	47,367	121,645
Class T Shares issued upon reinvestment	2,250	2,736	2,891	7,877
Class D Shares issued upon reinvestment*	—	—	—	—
* Class D Shares were initially issued in June 2019.

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020
Class A	$643	$611	$594	$1,848
Class I	1,866	1,875	1,889	5,630
Class T	163	164	162	489
Class D	36	35	35	106
Distributions declared	$2,708	$2,685	$2,680	$8,073

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended			Nine Months Ended September 30, 2019
	March 31, 2019	June 30, 2019	September 30, 2019
Class A	$588	$620	$636	$1,844
Class I	1,147	1,314	1,508	3,969
Class T	106	123	137	366
Class D	—	2	36	38
Distributions declared	$1,841	$2,059	$2,317	$6,217

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for each of the three months ended September 30, 2020 and 2019. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $27 and $24 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 13 — SEGMENT INFORMATION

For the three and nine months ended September 30, 2020 and 2019, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2020 and December 31, 2019 and net income (loss) for the three and nine months ended September 30, 2020 and 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2020	$323,054	$18,532	$341,586

Reconciliation to total assets of September 30, 2020
Carrying value per reportable segments			$341,586
Corporate level assets			15,475
Total assets			$357,061

Carrying value as of December 31, 2019	$331,362	$21,245	$352,607

Reconciliation to total assets of December 31, 2019
Carrying value per reportable segments			$352,607
Corporate level assets			13,478
Total assets			$366,085

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2020	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$7,729	$—	$7,729
Investment income on marketable securities	—	166	166
Total revenues	7,729	166	7,895
Segment operating expenses	1,985	13	1,998
Net realized loss upon sale of marketable securities	—	(399)	(399)
Net unrealized change in fair value of investment in marketable securities	—	710	710
Operating income - segments	$5,744	$464	$6,208

Three Months Ended September 30, 2019
Property related income	$5,787	$—	$5,787
Investment income on marketable securities	—	158	158
Total revenues	5,787	158	5,945
Segment operating expenses	1,830	11	1,841
Net realized gain upon sale of marketable securities	—	274	274
Net unrealized change in fair value of investment in marketable securities	—	1,254	1,254
Operating income - segments	$3,957	$1,675	$5,632

		Three Months Ended September 30,
Reconciliation to net income		2020	2019
Operating income - segments		$6,208	$5,632
General and administrative expenses		(478)	(459)
Advisory expenses		(540)	(1,014)
Depreciation		(1,804)	(1,342)
Amortization		(1,418)	(1,128)
Operating income		1,968	1,689
Interest expense		(1,732)	(1,138)
Net income		$236	$551

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2020
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2020	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$23,719	$—	$23,719
Investment income on marketable securities	—	459	459
Total revenues	23,719	459	24,178
Segment operating expenses	6,371	35	6,406
Net realized loss upon sale of marketable securities	—	(2,549)	(2,549)
Net unrealized change in fair value of investment in marketable securities	—	(648)	(648)
Operating income (loss) - segments	$17,348	$(2,773)	$14,575

Nine Months Ended September 30, 2019
Property related income	$17,113	$—	$17,113
Investment income on marketable securities	—	459	459
Total revenues	17,113	459	17,572
Segment operating expenses	5,435	30	5,465
Net realized gain upon sale of marketable securities	—	539	539
Net unrealized change in fair value of investment in marketable securities	—	3,609	3,609
Operating income - segments	$11,678	$4,577	$16,255

		Nine Months Ended September 30,
Reconciliation to net (loss) income		2020	2019
Operating income - segments		$14,575	$16,255
General and administrative expenses		(1,483)	(1,480)
Advisory expenses		(1,611)	(1,946)
Depreciation		(5,347)	(3,988)
Amortization		(4,348)	(3,428)
Operating income		1,786	5,413
Interest expense		(5,445)	(3,627)
Net (loss) income		$(3,659)	$1,786

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
September 30, 2020
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

NOTE 16 — SUBSEQUENT EVENTS

The Company continues to closely monitor the impact of the coronavirus pandemic on all aspects of its investments and operations, including how it will impact its tenants and business partners. The Company has received rent relief requests from certain tenants, most often in the form of rent deferral requests, as a result of the coronavirus. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors, and the Company has encouraged its tenants to apply for federal aid as applicable. The Company is not forgoing its contractual rights under its lease agreements. Subsequent to September 30, 2020, the Company entered into two agreements which included deferral or abatement of rent. The total amount of rent deferred is approximately 0.1% of the Company's annualized base rent for its entire property portfolio and is scheduled to be fully repaid within the next 12 months. The amount of rent abated was immaterial.

The Company did not incur significant disruptions during the nine months ended September 30, 2020 from the coronavirus pandemic. Nonetheless, the extent to which the coronavirus impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. The Company intends to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum potential quarterly redemptions under its share redemption plan. The Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. In addition, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

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

On July 12, 2016, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-208751) pursuant to which we offered up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares, which we refer to as our follow-on offering. Our follow-on offering terminated on January 8, 2020. We raised a total of $132,994 from our follow-on offering.

On January 8, 2020, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-232425) for up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class N and Class T shares, which we refer to as our second follow-on offering. Our second follow-on offering includes up to $2,100,000 in shares in our primary offering and up to $200,000 in shares in our distribution reinvestment plan.

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

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations from the coronavirus during the nine months ended September 30, 2020, the extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. Among these four sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. We collected 100% of our contractual rental revenue for the three months ended March 31, 2020, 94% of our contractual rental revenue for the three months ended June 30, 2020, and 99% of our contractual rental revenue for the three months ended September 30, 2020. Approximately 99% of contractual rental revenue was collected for the month of October 2020. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of September 30, 2020, the stores of all of our retail tenants were open.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective third quarter 2020 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements. Through September 30, 2020, we had entered into five agreements that included deferral of rent amounting to approximately 1.0% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.1% of the annual contractual rent for the entire property portfolio. We applied the FASB's recently issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. The rent deferred is scheduled to be fully paid within the next 12 months. Subsequent to September 30, 2020, we entered into two agreements which included deferral or abatement of rent. The total amount of rent deferred is approximately 0.1% of our annualized contractual rental revenue for our entire property portfolio. The amount deferred is scheduled to be fully repaid within the next 12 months. The amount of rent abated was immaterial.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets saw considerable volatility as the coronavirus pandemic expanded and worsened. While the value of our real estate securities portfolio had recovered the majority of its March losses as of September 30, 2020, there remains considerable uncertainty in the financial markets.

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2020, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of September 30, 2020, our weighted average remaining lease term for active leases was 4.9 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2020:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Property
Heritage Parkway(2)	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	73.7
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	10	94.0
Retail Property
Wallingford Plaza(3)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,806	11	95.5
Providence Square(5)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	44	98.6
Industrial Property
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
Apartment Total		135,864	138	100.0
Grand total		1,672,767	60/138	98.1%

(1) Leased percentage is based on executed leases as of September 30, 2020, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together. Anaheim Hills Office Plaza has one executed lease for approximately 3,300 square feet that has not yet commenced pending completion of specified tenant improvements. Commencement is currently expected late in the fourth quarter of 2020.
(2) Heritage Parkway is 100% occupied by Allstate, which has a termination option effective as of May 31, 2024 which is exercisable at their discretion upon satisfaction of certain conditions and subject to payment of the applicable early termination fee.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(5) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2020, our real estate equity securities portfolio consisted of publicly-traded common stock of 30 REITs with a value of $18,532. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of September 30, 2020:

# Marketable Securities Portfolio Diversification

Apartment: 21.6%
Data Centers: 18.7%
Healthcare: 11.4%
Hotels: 1.4%
Industrial: 17.9%
Net Lease: 2.4%
Office: 6.7%
Regional Malls: 3.7%
Retail: 4.4%
Self Storage: 9.2%
Specialty: 1.1%
Towers: 1.5%

As of September 30, 2020, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Equinix, Inc.	Data Centers	12.1%
Prologis, Inc.	Industrial	12.0
Alexandria Real Estate Equities, Inc.	Office	5.2
Extra Space Storage, Inc.	Self Storage	5.1
Digital Realty Trust, Inc.	Data Centers	5.0
Welltower, Inc.	Healthcare	4.9
Life Storage, Inc.	Self Storage	4.0
Ventas, Inc.	Healthcare	3.8
Simon Property Group, Inc.	Regional Malls	3.7
Invitation Homes, Inc.	Apartment	3.5
Total		59.3%

Market Outlook

The spread of COVID-19 in March 2020 triggered a collapse of economic activity as anxiety and lockdowns caused businesses and consumers to retrench. According to the Bureau of Economic Analysis (November 2020), gross domestic product ("GDP") fell 10% year-over-year in the second quarter, the steepest drop since the Great Depression. Policymakers responded with unprecedented stimulus, providing income support to businesses and households totaling about 11% of GDP, largely financed (at least indirectly) by the Federal Reserve, according to Moody's Analytics (August 2020). Coupled with an easing of lockdowns, these measures supported a recovery in May that gathered momentum into September. Nevertheless, the economy had recovered only half of the 22 million jobs lost in March and April, leaving the unemployment rate at 7.9%, as reported by the Bureau of Labor Statistics (September 2020).

It is remarkable that at least on the surface, real estate appears to have been only mildly affected by the crisis. According to Bloomberg (September 2020), after a nearly 40% plunge and subsequent rebound, listed REITs ended September 10% below January levels even as broader equity markets neared all-time highs. But direct real estate prices hardly moved, slipping by less than 1% through August, per Real Capital Analytics (August 2020). The explanation lies in the fact that real estate transactions decreased significantly in the second quarter, falling 70% year-over-year, initially due in part to travel restrictions that impeded investors’ ability to tour potential acquisitions, per Real Capital Analytics (July 2020). As transactions dwindled, it became difficult to assess fair market values, further inhibiting investor confidence. In our view, real estate fundamentals flagged, but the pullback was highly uneven. Institutional property vacancy edged up to 6.5% from 5.7% the year before while net operating income ("NOI") slid 5.8% year-over-year, the first decline since 2010, as reported by National Council of Real Estate Investment Fiduciaries ("NCREIF") (June 2020). Rent collections sank to 50% of normal levels at REIT-owned retail shopping centers in April and May, but they recovered to 80% in August, and remained within 5% of normal levels among other sectors, according to the National Association of Real Estate Investment Trusts (August 2020).

We believe that the COVID-19 recession will exact a toll on real estate performance. However, in our view the downturn will be mitigated by several factors. First, outside of retail, we believe real estate markets generally entered the recession on a strong footing, exhibiting low vacancy rates and moderate levels of new construction. Second, although the recession has been sharp, in our view it may also prove unusually short, and by providing abundant income support, policymakers may have preserved tenants’ ability to pay rent in the interim. Third, we believe low interest rates have bolstered the relative attractiveness of real estate yields — spreads to sovereign bond yields are well above historical norms based on data from NCREIF and the Federal Reserve (September 2020).

We are optimistic about prospects for rent growth once the COVID-19 crisis passes. We believe that construction starts will plunge, due to logistical constraints, restrictive financing, and uncertainty around future demand, as a September Federal Reserve survey indicated that a net 81% of banks were tightening lending standards on construction loans. Coupled with an improving economy, we believe this should drive vacancies lower, and rents higher, beginning in late 2021. Yet the recovery will not be uniform: we believe that industrial and apartment buildings will be the first to revive, likely next summer, followed by office and retail properties in 2022.

Taking a longer view, we believe that real estate is positioned to perform well on a relative basis. In our view, well after the crisis has passed and the economy is on the mend, interest rates will likely remain low, a pattern that is reflected in long-term (e.g., 30-year) bond yields. We believe capitalization rates provide an attractive spread that could power robust returns for several years. Furthermore, a collection of factors, from significant fiscal and monetary stimulus to trade wars to supply-side constraints, arguably raise the specter of inflation over the medium term. Financial markets currently place low odds on an inflationary spiral (implicit expectations are below 2% for the foreseeable future), but real estate and other tangible assets may gain currency as a partial hedge over time, per the Federal Reserve and DWS (September 2020).

Results of Operations

Through September 30, 2020, we have acquired 14 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Nine Months Ended September 30, 2020 and 2019

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and nine months ended September 30, 2020 and 2019. "Non-same-store," as reflected in the table below, includes properties acquired after January 1, 2019, which for the three and nine months ended September 30, 2020 and 2019 are Providence Square and Seattle East Industrial. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Lease revenue
Lease revenue - same-store portfolio	$5,337	$5,252	$85	$16,146	$15,818	$328
Lease revenue - non-same-store portfolio	2,025	161	1,864	6,261	161	6,100
Total lease revenue	7,362	5,413	1,949	22,407	15,979	6,428

Property operating expenses
Same-store portfolio	1,795	1,800	(5)	5,490	5,406	84
Non-same-store portfolio	190	30	160	881	29	852
Total property operating expenses	1,985	1,830	155	6,371	5,435	936

Net operating income
Same-store portfolio	3,542	3,452	90	10,656	10,412	244
Non-same-store portfolio	1,835	131	1,704	5,380	132	5,248
Total net operating income	5,377	3,583	1,794	16,036	10,544	5,492

Adjustments to lease revenue
Straight-line revenue	203	207	(4)	819	628	191
Above- and below-market lease amortization, net	190	193	(3)	570	583	(13)
Lease incentive amortization	(26)	(26)	—	(77)	(77)	—
Depreciation	(1,804)	(1,342)	(462)	(5,347)	(3,988)	(1,359)
Amortization	(1,418)	(1,128)	(290)	(4,348)	(3,428)	(920)
General and administrative expenses	(491)	(470)	(21)	(1,518)	(1,510)	(8)
Advisory fees	(540)	(1,014)	474	(1,611)	(1,946)	335
Interest expense	(1,732)	(1,138)	(594)	(5,445)	(3,627)	(1,818)

Marketable securities
Investment income on marketable securities	166	158	8	459	459	—
Net realized (loss) gain on marketable securities	(399)	274	(673)	(2,549)	539	(3,088)
Net unrealized change in fair value of marketable securities	710	1,254	(544)	(648)	3,609	(4,257)
Net income (loss)	$236	$551	$(315)	$(3,659)	$1,786	$(5,445)

Property Operations

Our total lease revenue and total property operating expenses for the three and nine months ended September 30, 2020  increased compared to those from the same periods in 2019 primarily due to the acquisition of Providence Square and Seattle East Industrial during the year ended December 31, 2019. Our total same-store net operating income for the three and nine months ended September 30, 2020 and 2019 reflects 12 of the 14 properties in the portfolio. Same-store lease revenue for the nine months ended September 30, 2020 increased from the same period in 2019 primarily due to three new leases at Anaheim Hills Office Plaza which began paying rent after their free rent periods, thereby increasing same-store lease revenue by $492 compared to the nine months ended September 30, 2019. Further increasing same-store lease revenue were contractually stepped up rents at several leases across the portfolio as well as higher rents at The Flats at Carrs Hill for the 2019-2020 school year. These increases in same-store lease revenue were offset by a decrease of $381 at Heritage Parkway due to a 5-year lease renewal with Allstate which provided free rent for three months in the early part of the amended lease. Additionally, we recognized approximately $151 in reserves due to unpaid rent from certain tenants due to the coronavirus pandemic. Same-store lease revenue for the three months ended September 30, 2020 increased from the same period in 2019 for the same reasons although to a lesser extent at Anaheim Hills Office Plaza and exclusive of Heritage Parkway where there was essentially no change in rent between the three-month periods ended September 30, 2020 and 2019.

Same-store property operating expenses for the nine months ended September 30, 2020 increased from the same period in 2019 due to higher real estate taxes, as well as higher professional, contractual and personnel costs offset by lower snow removal and utility costs. Same-store property operating expenses for the three months ended September 30, 2020 decreased from the same period in 2019 due to lower utility, legal and maintenance and repair costs offset by higher property damage liability insurance, real estate taxes and personnel costs.

Straight-Line Revenue

The increase in straight-line revenue for the nine months ended September 30, 2020 compared to the same period in 2019 was due to the aforementioned free rent for Allstate which resulted in higher straight-line revenue during the free rent months and additional straight-line revenue from Providence Square and Seattle East Industrial which were acquired in September and December 2019, respectively. These increases were offset by (i) a decrease at Anaheim Hills Office Plaza as the leases signed in 2019 began to pay cash rent in late 2019 and early 2020 thereby reducing the straight-line revenue for such leases in the 2020 period, and (ii) decreases as a result of contractual rent increases for various leases across the portfolio.

Lease Intangible Amortization

During the three and nine months ended September 30, 2020, the net amount of above- and below-market lease amortization is nearly unchanged from the same period in 2019 as the 2019 acquisitions of Providence Square and Seattle East Industrial had minimal impact. Lease incentive amortization represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2020 period as a result of the acquisitions of Providence Square and Seattle East Industrial.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the nine months ended September 30, 2020 increased from the same period in 2019 primarily due to higher appraisal fees, tax consulting fees, stockholder meeting costs and directors and officers insurance. These increases were partially offset by lower travel costs, marketing costs and board of directors stock compensation. For the three months ended September 30, 2020, the increase from the same period in 2019 is due to the same reasons although audit costs were lower and there was no change in board of directors stock compensation.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the

NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2020 period compared to the 2019 period which is commensurate with the overall increase in our average NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2020, the total return of each share class did not exceed the Hurdle Amount, applied on a pro rata basis as applicable. For the nine months ended September 30, 2019, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $700.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2020 over the same periods in 2019 was primarily due to a greater weighted average outstanding aggregate balance on our fixed rate loans. We originated a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019 and $45,140 loan on Seattle East Industrial with a fixed interest rate of 3.87% in December 2019. In addition, the weighted average balance on our line of credit increased as we utilized available borrowing capacity to partially fund the acquisitions of Providence Square and Seattle East Industrial. As a result, the weighted average outstanding aggregate balance and interest rate on all of our loan obligations was $203,167 and $108,639 for the nine months ended September 30, 2020 and 2019, respectively. A general decrease in interest rates over the past year reduced the interest rate on our line of credit, resulting in our all-in interest rate on all of our loan obligations averaging 3.3% and 3.9% for the nine months ended September 30, 2020 and 2019, respectively, partially offsetting the increase in our overall interest expense for the two periods. Our total outstanding loan balance as of September 30, 2020 consisted of 62% fixed rate loans and 38% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

Our investment income for the three and nine months ended September 30, 2020 compared to the 2019 periods was virtually unchanged as the cost basis of the portfolio has remained relatively flat. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. In response to the COVID-19 pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. During the second quarter of 2020, our marketable securities portfolio regained a significant portion of its first quarter losses. For the three months ended September 30, 2020, our real estate securities portfolio remained in a relatively narrow range, resulting in an unrealized gain of $710 for the quarter. However, active management resulted in our marketable securities portfolio incurring net realized losses of $399 for the three months ended September 30, 2020.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2020:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Investments in real estate (1)	$401,100	$26.23	$26.40	$26.27	$26.42
Investments in real estate equity securities (2)	18,532	1.21	1.22	1.21	1.22
Other assets, net	9,728	0.63	0.62	0.65	0.63
Line of credit	(77,600)	(5.07)	(5.11)	(5.08)	(5.11)
Mortgage loans payable	(126,441)	(8.27)	(8.32)	(8.28)	(8.33)
Other liabilities, net	(6,620)	(0.43)	(0.43)	(0.44)	(0.47)
Net asset value	$218,699	$14.30	$14.38	$14.33	$14.36
Note: No Class M-I, N, S, T2, or Z shares were outstanding as of September 30, 2020.

(1)  The value of our investments in real estate was approximately 10.2% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 17.3% more than their historical cost.

As of September 30, 2020, all properties had been appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of September 30, 2020. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.22%	6.66%
Retail properties	6.82%	6.05%
Industrial properties	5.68%	4.93%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of September 30, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.8% and 1.9%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of September 30, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of

2.1%, 2.3% and 3.2%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2020.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share
Total stockholders' equity	$115,163	$7.53	$7.58	$7.55	$7.54
Plus:
Unrealized gain on real estate investments	37,101	2.43	2.44	2.43	2.44
Accumulated depreciation	27,119	1.77	1.78	1.78	1.79
Accumulated amortization	24,653	1.61	1.62	1.61	1.62
Deferred costs and expenses, net	18,310	1.20	1.20	1.20	1.21
Less:
Deferred rent receivable	(3,647)	(0.24)	(0.24)	(0.24)	(0.24)
Net asset value	$218,699	$14.30	$14.38	$14.33	$14.36
Note: No Class M-I, N, S, T2 or Z shares were outstanding as of September 30, 2020.

The deferred costs and expenses of $18,310 includes amounts that are initially excluded from the NAV calculation. This includes $18,297 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of September 30, 2020, because (1) certain amounts payable to our advisor as of September 30, 2020 were recorded as assets and as such have no impact on our NAV as of September 30, 2020, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $14,107 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective third quarter reports related to the uncertain impact of the coronavirus pandemic on the property values.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$236	$551	$(3,659)	$1,786

Real estate related depreciation	1,804	1,342	5,347	3,988
Real estate related amortization	1,418	1,128	4,348	3,428
NAREIT defined FFO	3,458	3,021	6,036	9,202
Net unrealized change in fair value of investments in marketable securities	(710)	(1,254)	648	(3,609)
FFO as adjusted	2,748	1,767	6,684	5,593

Additional adjustments:
Straight line rents, net	(203)	(207)	(819)	(628)
Amortization of above- and below-market lease intangibles, net	(190)	(193)	(570)	(583)
Amortization of lease incentive	26	26	77	77
IPA defined MFFO	$2,381	$1,393	$5,372	$4,459

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

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected 100% of our lease revenue for the three months ended March 31, 2020, 94% of our lease revenue for the three months ended June 30, 2020, and 99% of our lease revenue for the three months ended September 30, 2020. Approximately 99% of lease revenue was collected for the month of October 2020. The future impacts of the coronavirus pandemic cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. Through September 30, 2020, we had entered into five agreements that included deferral of rent amounting to approximately 1.0% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.1% of the annual contractual rent for the entire property portfolio. Subsequent to September 30, 2020, we entered into two agreement which included deferral of rent. The total amount of rent deferred is approximately 0.1% of our annualized contractual rental revenue for our entire property portfolio. The rent deferred is scheduled to be fully paid within the next 12 months.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of September 30, 2020, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $36,433.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit has a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. The first extension option became exercisable in October 2020. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2020, our maximum borrowing capacity was $89,310, our outstanding balance was $77,600 and our weighted average interest rate was 1.85%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. Subsequent to September 30, 2020, we entered into a second amendment to the Wells Fargo line of credit which pre-emptively amended certain financial covenants in the event the coronavirus pandemic were to have a negative effect in the future on our properties encumbered by the Wells Fargo line of credit. As of September 30, 2020, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2020. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,551	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,441

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2020, we owed $51 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2020, we raised $266,681 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. We currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2020, our total operating expenses (as defined in our charter) were $4,425, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,975 in organization and offering costs and $5,229 in operating expenses. Pursuant to the ESA letter agreement dated March 24, 2020, our advisor waived reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2020 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to each follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such follow-on offering. As of September 30, 2020, our total organization and offering costs incurred with respect to the follow-on offering and the second follow-on offering did not exceed the 15% limitation for each such follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2020 and 2019 was $7,605 and $4,797, respectively. The increase in cash flow from operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is due to additional operating cash flows from our 2019 acquisitions as well as additional cash paying leases at Anaheim Hills Office Plaza. These increases were partially offset by higher debt service costs in the 2020 period as a result of our higher average outstanding debt balances and higher deferred leasing costs of $908 most of which relates to the renewal of the Allstate lease at Heritage Parkway.

Cash flow used in investing activities during the nine months ended September 30, 2020 and 2019 was $2,059 and $56,649, respectively. In 2020 we paid approximately $1,551 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases as well as building improvements at our Miami Industrial properties. This compares to paid real estate improvements of only $1,263 in the 2019 period. Additionally, in the 2019 period, we utilized $54,947 to complete the purchase of Providence Square.

Cash flow used in financing activities was $3,590 for the nine months ended September 30, 2020. We received proceeds of $26,492 in our offerings and paid $2,438 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2020 were $4,019. Of the total distributions declared for the nine months ended September 30, 2020, $4,071 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2020 that resulted in payments by us of $19,429, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $13,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $9,500 from our Wells Fargo line of credit during the nine months ended September 30, 2020. Additionally, we made principal payments on the Hartford Loan of $196.

Cash flow provided by financing activities was $52,158 for the nine months ended September 30, 2019. We received proceeds of $47,777 in our offerings and paid $2,490 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2019 were $3,265. Of the total distributions declared for the nine months ended September 30, 2019, $2,874 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the nine months ended September 30, 2019 that resulted in payments by us of $4,185, after deductions for any applicable 2% short-term trading discounts. We originated $47,300 in property specific loans from State Farm on Elston Plaza and Nationwide on Providence Square, and used the proceeds along with proceeds from our offerings to repay $52,819 against our outstanding balance on the Wells Fargo line of credit. In connection with these new loans we paid $471 in financing costs. We borrowed $20,500 from our Wells Fargo line of credit during 2019, of which $18,300 was utilized to acquire Providence Square. Additionally, we made principal payments on the Hartford Loan of $189.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T and Class D common stock outstanding. Shown below are details of the distributions:

	Three Months Ended			Nine Months Ended September 30, 2020
	March 31, 2020	June 30, 2020	September 30, 2020
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203	$0.00192349
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$4,002
Distributions reinvested	1,339	1,355	1,377	4,071
Distributions declared	$2,708	$2,685	$2,680	$8,073

Net Cash Provided by Operating Activities:	$1,949	2,685	$2,971	$7,605

Funds From Operations:	$(1,900)	$4,478	$3,458	$6,036

For the nine months ended September 30, 2020, our distributions were covered 94.2% by cash flow from operations and 5.8% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the three and nine months ended September 30, 2020, the net unrealized change in fair value of our investments in marketable securities was a gain of $710 and a loss of $648, respectively. Without this net unrealized change in fair value, our FFO for the three and nine months ended September 30, 2020 would have been $2,748 and $6,684, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three and nine months ended September 30, 2020.

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

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of September 30, 2020, we had no unfulfilled redemption requests.

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

Off Balance Sheet Arrangements

As of September 30, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2020, we had $77,600 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.9%, representing approximately a 56.3% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $388 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, the coronavirus pandemic has caused significant disruption in the financial markets due uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2020, we owned marketable securities with a value of $18,532. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2020 would result in a change of $1,853 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since mid-March, virtually all of the employees of our advisor have been working remotely due to the coronavirus pandemic. We have not experienced any material impact to our internal control over financial reporting to date as a result of the coronavirus pandemic. We are continually monitoring and assessing the potential effects of the coronavirus pandemic on the design and operating effectiveness our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2020, there were no material pending legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Plan

On November 27, 2012 we adopted a share redemption plan whereby on a daily basis stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of an investor's initial date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares being redeemed. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

The following tables set forth information regarding our redemption of shares of our common stock by share class. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2020	Shares	Weighted Average Share Price
Class A	51,836	$14.14
Class I	153,994	14.18
Class T	9,215	14.15
Class D	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of September 30, 2020, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2020	115,325	$14.11	115,325	(1)
August 1 - August 31, 2020	37,776	$14.13	37,776	(1)
September 1 - September 30, 2020	61,944	$14.30	61,944	(1)
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

Date: November 12, 2020