Form 10-K
period 2020-12-31
RREEF Property Trust, Inc.
filed 2021-03-09
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-55598
_____________________________________________________________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

875 Third Avenue, 26th Floor, New York, NY 10022	(212) 454-4500
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
None
Securities registered pursuant to section 12(g) of the Act

Class A Common Stock, $.01 par value	Class I Common Stock, $.01 par value	Class T Common Stock, $.01 par value
Class N Common Stock, $.01 par value		Class D Common Stock, $.01 par value
Class S Common Stock, $.01 par value	Class M-I Common Stock, $.01 par value	Class T2 Common Stock, $.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of February 28, 2021, the registrant had 3,658,762 shares of Class A common stock, $.01 par value, outstanding, 10,638,139 shares of Class I common stock, $.01 par value, outstanding, 954,358 shares of Class T common stock, $.01 par value, outstanding, 703 shares of Class D common stock, $.01 par value, outstanding, 53,356 shares of Class N common stock, $.01 par value, outstanding, and no shares of Class S, Class M-I or Class T2 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, except as otherwise required by federal securities laws, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the COVID-19 outbreak), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Risks Related to an Investment in Our Shares
•We have a history of operating losses and cannot assure you that we will achieve profitability.
•There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to redemption by us. If stockholders sell their shares to us, they may receive less than the price they paid.
•Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time.
•The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders.
•We may pay distributions from sources other than our funds from operations, or FFO. To the extent that we pay distributions from sources other than FFO, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
•The purchase and redemption price of shares of our common stock is based on our NAV and not on any public trading market.
•Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
•Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
•The continuing spread of the coronavirus that causes the viral disease known as COVID-19 may adversely affect our investments and operations.
•We depend on our advisor and our Dealer Manager to conduct our operations and offerings, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
•We may change our investment and operational policies without stockholder consent.

Risks Related to Conflicts of Interest
•The fees we pay in connection with our offering and our investments, including to the Dealer Manager and our advisor, were not determined on an arm’s-length basis.
•Our advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.
•Our advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated under the supervision of our advisor.

Risks Related to Our Corporate Structure
•The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.
•The return on an investment in our stock may be reduced if we are required to register as an investment company under the Investment Company Act.

Risks Related to Investments in Real Estate
•Adverse economic conditions in the regions and metropolitan markets where our assets are located may adversely affect our ability to lease our properties and our ability to increase lease prices.
•We may have difficulty selling our properties, which may limit our ability to pay distributions.
•Our properties face significant competition.

•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
•We rely on third-party property managers and leasing agents.

General Risks Related to Investments in Real Estate-Related Assets
•The real estate equity securities in which we invest are subject to specific risks relating to the particular issuer of the securities and can be subject to the general risks of investing in real estate securities.
•The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties, which may result in losses to us.
•We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Risks Related to Debt Financing
•We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks and could decrease the value of our shares.
•Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
•Lenders may require us to enter into restrictive covenants relating to our operations or mandatory commitment reductions, which could reduce our available financing and limit our ability to make distributions.

Federal Income Tax Risks
•Failure to maintain our REIT status would have significant adverse consequences to us.
•Compliance with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments, which may reduce your overall return.
•Our board of directors is authorized to revoke our REIT election without stockholder approval.

Risks Related to Sustainability
•We are subject to sustainability risks that may affect the performance of our investment portfolio.

General Risk Factors
•Economic events that may cause our stockholders to request that we redeem their shares, or that may reduce our ability to raise capital, may adversely affect our ability to achieve our investment objectives.
•The phase-out of LIBOR could affect interest rates for our variable rate debt.
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

PART I
ITEM 1. BUSINESS

Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and apartment properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2020, we owned 14 properties, including one medical office property and one student housing property (a subset of apartment) located in eight states, comprising 1,672,767 rentable square feet. As of December 31, 2020, these properties were 98% leased. As of December 31, 2020, we owned a real estate securities portfolio with a fair value of $20,287.

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
Our Offerings
On January 3, 2013, pursuant to a registration statement on Form S-11 (File No. 333-180356) filed under the Securities Act (the “Initial Registration Statement”), we commenced our initial public offering on a “best efforts” basis of a maximum of $2,500,000 in shares of our common stock (the “Initial Public Offering”). Of this amount, we offered up to $2,250,000 to the public in shares in our primary offering and up to $250,000 in shares to our stockholders pursuant to our distribution reinvestment plan. On July 1, 2016, our initial public offering terminated.

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act and other applicable exemptions.

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

On April 22, 2020, we amended our charter to add new classes of common stock, being Class M-I, Class S, Class T2 and Class Z common stock. Class M-I shares, Class S shares and Class T2 shares have been added to the shares available in the Second Follow-On Public Offering. Class Z Shares are only expected to be offered to RREEF America in a private offering.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements").

The per share purchase price of our common stock varies from day-to-day, and on any given business day, for a given share class, is equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D, Class S, Class T and Class T2 shares only, applicable selling commissions and dealer manager fees.

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
During the period until we have raised substantial proceeds in the offerings (which we define as reaching $500,000 in NAV) and acquired a diversified portfolio of our target investments, which we refer to as our “pre-stabilization period,” we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, during our pre-stabilization period, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from our offerings and borrowings.
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

Investment Strategy
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of September 30, 2020, our advisor managed approximately $27.6 billion in real property in the Americas comprised of 300 properties and approximately 100.2 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

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
Retail Properties. The retail sector is comprised of five main categories: neighborhood retail, community centers, regional centers, super-regional centers and single-tenant stores. Location, convenience, accessibility and tenant mix are generally considered to be among the key criteria for successful retail investments. Retail leases tend to range from three to five years for small tenants and ten to 15 years for large anchor tenants. Leases, particularly for anchor tenants, may include a base payment plus a percentage of retail sales. Income and population density are generally considered to be key drivers of local retail demand. We will seek investments in retail properties that are located within densely populated residential areas with favorable demographic characteristics and near other retail and service amenities. Further, the retail property investments we seek generally will be necessity-based, where most tenants are considered essential by providing goods and services that are necessary for everyday living. Such retail centers are typically anchored by a major grocery store or big box retailer.
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

Real Estate Equity Securities
We may invest up to 35% of our net assets in U.S. real estate equity securities. We believe that the inclusion of an allocation to real estate equity securities allows us to improve the total return profile of an investment in shares of our common stock. We believe that our advisor’s ability to acquire real estate equity securities in conjunction with acquiring a diverse portfolio of properties and real estate loans affords us additional liquidity and diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives throughout various economic cycles.
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2020, the DWS Real Estate Securities team was comprised of 17 professionals who manage approximately $9.2 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Environmental, Social and Governance Issues

Sustainability risk means an environmental, social, or governance (“ESG”) event or condition, that, if it occurs, could potentially or actually cause a negative material impact on the value of our investments and our NAV. It is part of the real estate investment decision-making process to take sustainability risks into account. See Item 1A—“Risk Factors—Risks Related to Sustainability—We are subject to sustainability risks that may affect the performance of our investment portfolio.” Our advisor identifies and assesses relevant sustainability risks during the due diligence phase of each prospective acquisition. Sustainability risks are also taken into account in the analysis of issuers when making investment decisions for our real estate equity securities portfolio. When making investment decisions, the DWS Real Estate Securities team considers relevant sustainability factors from both external and internal data. Once an asset has been acquired, the DWS Real Estate Securities team monitors sustainability risks on a regular basis. Sustainability risks can in various ways have a significant impact on the market value of a property and other assets. If left unmanaged, sustainability risks may lead to a significant negative impact on the capital invested by investors.

Our advisor’s ESG strategy with respect to real estate investments is designed to preserve and enhance risk-adjusted returns through the following activities:

•embedding ESG considerations in investment process to mitigate environmental risks;
•using a data-driven process to identify and monetize on efficiency opportunities; and
•providing tenants with high-quality spaces and enable them to achieve their ESG goals.

Our advisor generally expects to follow the following energy and environmental guidelines with respect to our investments:

•obtain, when appropriate, sustainable building certifications on all development and re-development assets;
•adopt and deploy energy efficient projects in landlord-controlled spaces. Landlord-controlled utility use at industrial assets will be reviewed to determine if opportunities exist for energy or water use reduction programs, with a particular focus on exterior parking lot lighting retrofits and turf irrigation system upgrades. Where feasible, vacant spaces will be upgraded with modern, efficient lighting fixtures and controls (such as LED high-bay fixtures with advanced controls); and
•employ green leasing and other tenant financing structures to unlock further renewable and energy efficiency projects in tenant spaces.

Our advisor expects to assess ESG at various stages of the investment process as set forth below.

•Portfolio Construction. ESG factors are an important element of portfolio construction. During the due diligence phase of each acquisition, DWS conducts in-depth analysis on the investment, including any vulnerabilities due to environmental or social risks and their likely impact on investment returns. Our advisor has developed a process to quantify the financial benefits of projects that take account of ESG factors at the time of acquisition. All investment assets being considered for acquisition are generally reviewed to determine their current sustainability status through the use of an acquisitions ESG checklist. The checklist is used to identify and report on any certifications, such as ENERGY STAR and USGBC LEED designations, along with research relative to applicable utility or government rebate and financial incentives available. Local benchmarking ordinances are identified if in place for the location of the asset being considered.
•Asset Management. Our advisor actively monitors each property from an ESG perspective in order to further capture value for investors from sustainable projects. Our advisor’s Portfolio Management and Asset Management teams incorporate and track ESG risk mitigation and operation improvement measures as part of the quarterly and annual business planning. Our advisor evaluates each asset to consider for compliance with green labelling programs such as LEED to improve asset value. Finally, our advisor evaluates improvements to reduce energy or improve tenant features in preparation for re-marketing and re-leasing the space.
•Exit/Investment Realization. Upon disposition of an asset, our advisor measures and communicates the financial impacts of improvements related to ESG and educates selling agents to communicate the value of upgrade projects, technical specifications, and compliance with green label or energy ratings.

Our advisor reserves the right to modify its investment process and portfolio risk management from time-to-time.

Borrowing Policies
We intend to use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is approximately 40% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in February 2023. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with our advisor, DWS Distributors, Inc. (our "Dealer Manager"), and each of their affiliates and their employees, some of whom serve as our executive officers and directors. These conflicts include (1) conflicts with respect to the allocation of the time of our advisor and its key personnel, (2) conflicts with respect to the allocation of investment opportunities and (3) conflicts related to the compensation arrangements between our advisor, its affiliates and us. Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise. All of our directors have a fiduciary obligation to act on behalf of our stockholders. We have adopted corporate governance measures to mitigate material conflict risk. See Item 1A — “Risk Factors — Risks Related to Conflicts of Interest.”

Human Capital
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
Because we do not pay our advisor any acquisition, financing or other similar fees in connection with making investments, we may reimburse our advisor for out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related assets, whether or not such investments are acquired, including reasonable salaries and wages, benefits and overhead of all employees of our advisor and its affiliates directly involved in the performance of acquisition services to us other than our executive officers. In addition, we may reimburse our advisor for out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for individuals who are directly involved in the performance of services to us and are not our executive officers. Pursuant to the terms of our expense support agreement between us and our advisor, our advisor agreed to defer reimbursement of certain offering and operating expenses related to our operations that our advisor incurred (which we refer to as expense payments). As of December 31, 2015, the aggregate expense payments made by our advisor on our behalf pursuant to the expense support agreement reached $9,200, which was the maximum expense payments allowed under the expense support agreement. As a result, pursuant to the terms of the expense support agreement, we began making quarterly reimbursement payments to our advisor in the first quarter of 2016. Such reimbursement payments were subsequently deferred until we reach $500,000 in gross proceeds from our offerings. Further, in March 2020, our advisor agreed to permanently waive reimbursement of $3,567 in organization and offering expenses that were previously included in the expense payments. See “Management's Discussion and Analysis—Liquidity and Capital Resources—Expense Payments by Our Advisor.” Reimbursement payments, upon commencement, will be reflected in the calculation of our NAV for all share classes on a daily basis throughout the period of payment.

Insurance
Although we believe our investments are adequately covered by insurance consistent with industry standards, we cannot predict whether we will be able to obtain adequate coverage at a reasonable cost in the future. See “Acquisition and Investment Policies—Description of Leases” and “Environmental Matters.”

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: real estate properties, real estate equity securities, and real estate loans. As of December 31, 2020, we do not yet have any real estate loan investments. See Notes 2 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. We may also face competition from real estate programs sponsored by our advisor. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the non-listed REIT industry develops and matures, the number of entities and the amount of funds competing for suitable investments has increased, and may continue to increase.
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
Concentration of Credit Risk
As of December 31, 2020 and 2019, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2020 and 2019, we owned 14 properties with a total of 60 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of December 31, 2018, we owned 12 properties with a total of 31 commercial tenants comprised of four office properties (including one medical office property), three retail properties, four industrial property and one student housing property with 316 beds. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2020, 2019 and 2018 are shown below.

	Percent of property related income
Property	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Providence Square, Marietta, GA	13.7%	—%	—%
Seattle East Industrial, Redmond, WA	13.6	—	—
The Flats at Carrs Hill, Athens, GA	10.8	13.8	16.5
Loudoun Gateway, Sterling, VA	9.8	12.5	15.9
Elston Plaza, Chicago, IL	9.6	13.0	—
Allied Drive, Dedham, MA	9.4	12.2	15.5
Terra Nova Plaza, Chula Vista, CA	7.1	9.5	11.7
Commerce Corner, Logan Township, NJ	6.0	8.2	10.3
Anaheim Hills Office Plaza, Anaheim, CA	5.5	5.2	12.2
Total	85.5%	74.4%	82.1%

	Percent of property related income
Tenant	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
FedEx Ground - Seattle East Industrial	13.6%	—%	—%
Orbital ATK Inc. - Loudoun Gateway	9.8	12.5	15.9
New England Baptist Hospital - Allied Drive	8.7	10.9	13.3
Total	32.1%	23.4%	29.2%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2020, 2019 and 2018 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2020	December 31, 2019	December 31, 2018
FedEx Ground - Seattle East Industrial	14.8%	15.3%	—%
Orbital ATK Inc. - Loudoun Gateway	11.4	11.5	15.9
Total	26.2%	26.8%	15.9%

Regulatory Matters
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
In addition, our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties or restrict our ability to renovate properties. We attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, there can be no assurance that we will be able to acquire properties or allocate responsibilities in this manner.

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically can be accessed free of charge. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports and other information we file electronically with the SEC are posted on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and may be obtained free of charge. We also routinely post important information about our Company, including press releases. The public may find this information on our website. The contents of our website are not incorporated herein by reference.

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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $58.3 million as of December 31, 2020. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

There is no public trading market for shares of our common stock; therefore, the ability of our stockholders to dispose of their shares will likely be limited to redemption by us. If stockholders sell their shares to us, they may receive less than the price they paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for stockholders to dispose of their shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which the shares were initially purchased. Subject to limited exceptions, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of such stockholder's initial purchase of any shares of our common stock are subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our redemption plan. In addition, we may redeem shares if a stockholder fails to maintain a minimum balance of $500 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of the date of such stockholder's initial purchase of any shares of our common stock.
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
The majority of our assets consists of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may modify or suspend our redemption plan. If our board of directors materially amends or suspends the plan, other than a temporary suspension to address an external event unrelated to our business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. Because our board of directors is not required to authorize the recommencement of the redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, the ability of stockholders to have their shares redeemed by us may be limited and at times stockholders may not be able to liquidate their investment.
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
Pursuant to our advisory agreement and our expense support agreement, we have delayed reimbursing our advisor for certain offering and operating costs that have been incurred by our advisor under our expense support agreement until we reach $500 million in gross offering proceeds from our offerings. We refer to these amounts as the deferred reimbursable amounts. Because the deferred reimbursable amounts are not immediately reflected in our NAV calculation and will not be reflected in our NAV calculation until such amounts are reimbursed to our advisor, stockholders from whom we repurchase shares before reimbursement of the deferred reimbursable amounts may have their shares repurchased at a higher NAV than would otherwise apply if all of the unpaid deferred reimbursable amounts were deducted from our assets when calculating our NAV. As a result, repurchases of shares pursuant to our share redemption plan that occur before all deferred reimbursable amounts are reimbursed by us and reflected in our NAV calculation may be dilutive to our remaining stockholders when such reimbursements are made to our advisor.
Our board of directors will not approve each investment selected by our advisor.

Our board of directors approved investment guidelines that delegate to our advisor the authority to execute acquisitions and dispositions of investment properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines. Our board of directors reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as it deems appropriate. The prior approval of our board of directors is required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described herein. Because we currently own a limited number of properties and have not yet identified additional properties to acquire with the proceeds of our offerings, we may not generate sufficient income to make distributions to our stockholders. Our board of directors makes determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
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
•defaults in our investment portfolio or decreases in the value of our investments, including as a result of changes in the economy resulting from the coronavirus (COVID-19) pandemic; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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
Expense support from our advisor previously contributed to funding our distributions, and in the future we likely will pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders.

Therefore, particularly in the period before we have raised substantial proceeds from our offerings, we have used, and likely will continue to use, cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor, and other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.
We may pay distributions from sources other than our funds from operations, or FFO. To the extent that we pay distributions from sources other than FFO, we will have reduced funds available for investment and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion (although no such expense reimbursements are currently available). We have funded our distributions, in part, with cash flow from operations, which, through December 31, 2015, was supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2020, our distributions were fully covered by our FFO. Also, for the year ended December 31, 2020, our distributions were covered 88.4% by cash flow from operation and 11.6% by borrowings. For further information on our actual FFO relative to our distributions for the year ended December 31, 2020, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations." In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions results in a liability to us, which requires a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares.

The purchase and redemption price of shares of our common stock is based on our NAV and not on any public trading market.
The purchase and redemption price for shares of our common stock is based on our NAV and is not based on any public trading market. Because the valuation of properties is inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day. Our NAV does not reflect $5,383 in payments made by our advisor pursuant to our expense support agreement. Following the month when we have reached $500,000 in offering proceeds from our offerings, we will make monthly reimbursement payments to our advisor of $250 for the first 12 months and $198 for the second 12 months, subject to certain limitations. Such payments will be deducted from our NAV as and when they are reimbursed.
Valuations and appraisals of our properties and real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be based on appraisals of each of our properties by either our independent valuation advisor or other independent third party appraisal firms that will be performed at least once during every calendar quarter after the respective calendar quarter in which such property was acquired and will be performed in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in real estate-related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Quarterly valuations of each of our real properties will be performed by either our independent valuation advisor or other independent third-party appraisal firms. Such valuations are based on asset and portfolio level information provided by our advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, on an intra-quarter basis, our advisor is responsible for monitoring our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor or the Dealer Manager for this offering to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price paid to purchase shares of our common stock in our offerings, and the price at which our shares may be redeemed by us pursuant to our redemption plan, are based on our estimated NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.
Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
When the appraisals of our properties are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the coronavirus (COVID-19) pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on monthly budgets. As soon as practicable after the end of the last business day of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic fallout from the coronavirus pandemic) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
Our NAV and the price paid by new investors for shares of our common stock in our offerings may not reflect the adverse impact on the value of our properties resulting from the coronavirus pandemic.
The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. The NAV per share of each class of our common stock as published on any given day may not reflect the changes in values of our properties resulting from the coronavirus pandemic, as this impact is occurring rapidly and is not immediately quantifiable. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective reports related to the uncertain impact of the coronavirus pandemic on the property values. In certain cases this cautionary language asks that we not rely on conclusions made prior to the most recent developments related to the coronavirus pandemic, encourages us to exercise diligence in reviewing those conclusions as the situation evolves and reminds us to consider that the report expresses an opinion of value as of the date of value. As a result, the property appraisals we use in our NAV calculation may not take into account changes to the value of our properties resulting from the effects of the coronavirus pandemic and as such the price per share paid by new investors may be higher than the actual value of our shares of common stock.
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
The purchase and redemption price for shares of our common stock is determined at the end of each business day based on our NAV and is not based on any established trading price. Each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in proper form and processed, plus, for certain classes of shares, up-front selling commissions and dealer manager fees. For example, if a purchase order is received and processed on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on that day, plus any applicable up-front selling commissions and dealer manager fees. If a purchase order is received and processed on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased determined after the close of business on the next business day, plus any applicable up-front selling commissions and dealer manager fees. Similarly, received and processed redemption requests will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount for shares held less than 365 days from the date of such stockholder’s initial purchase of any shares of our common stock). As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.
The continuing spread of the coronavirus that causes the viral disease known as COVID-19 may adversely affect our investments and operations.

Since its discovery in December 2019, the strain of coronavirus that causes the viral disease known as COVID-19 has spread from China to many other countries, including the United States. The World Health Organization has declared the outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the President of the United States had declared the coronavirus outbreak a national emergency. In response, authorities have implemented numerous measures to try to contain and mitigate spread of COVID-19. These measures, which have included shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen.

While the rapid development and fluidity of the coronavirus pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S. As a result of our property investments being located in the United States, the coronavirus pandemic will impact our properties and operating results to the extent that its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of the coronavirus may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping plazas have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office and industrial properties may be negatively impacted by tenant bankruptcies and defaults. Our multifamily property may be impacted by colleges suspending or continuing to suspend in-person classroom education, or by declining household incomes and wealth, resulting delinquencies or vacancies.

Although the U.S. Food and Drug Administration has approved certain therapies and two vaccines for emergency use and distribution to certain groups of individuals as of the date of this report, (i) the initial rollout of vaccine distribution has encountered significant delays, and (ii) there remain uncertainties as to the amount of vaccine available for distribution, the logistics of implementing a national vaccine program, and the overall efficacy of the vaccines once widely administered, especially as new strains of COVID-19 have been discovered, and the level of resistance these new strains have to the existing vaccines, if any, remains unknown. Until such therapies and vaccines are widely available and effective, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the coronavirus may further impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, the actions taken to contain the coronavirus or treat its impact, and the availability of effective therapies or vaccines, among others.

We depend on our advisor and our Dealer Manager to conduct our operations and our offerings, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success depends in part upon our relationships with, and the performance of, our advisor and its key real estate professionals for the acquisition and management of our investment portfolio and our corporate operations and our Dealer Manager for capital raising in our public offerings and private placement. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement, the agreement with the dealer manager or agreements with our distribution agents are terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of our stock.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, and our private placement is being made on a “reasonable efforts” basis, meaning that the Dealer Manager and the distribution agents are only required to use their best and reasonable efforts, respectively, to sell our stock and do not have a firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our public offering and private placement may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Our portfolio may be subject to geographic or tenant risk, particularly if we are unable to raise substantial funds in our offerings.
If our portfolio is not sufficiently diversified, we may be subject to geographic or tenant risk, particularly if we do not raise substantial funds in our offerings. If we are unable to raise substantial funds in our offerings, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our properties are located and the types of investments that we make. Even if we raise substantial funds, we may still be unable to establish a sufficiently diversified portfolio that would eliminate geographic and tenant risk. In either case, the likelihood that any single investment’s performance would adversely affect our profitability will increase.

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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our offerings, which would harm our ability to achieve our investment objectives.
Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
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
Risks Related to Our Corporate Structure
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions such as the decline in the price of oil;
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics such as the coronavirus pandemic;
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
Real estate investments, including high quality properties in good markets, are relatively illiquid because it can take a significant amount of time to market a property, locate one or more buyers, negotiate the sale and satisfy the conditions leading up to closing. This is true even for high-quality properties. As a result, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale in the ordinary course of a trade or business, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.
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

Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces, teleconferencing and outsourcing. These trends are being accelerated as a result of the coronavirus pandemic. These practices enable businesses to reduce their space requirements. Over time, these trends could erode the overall demand for office space and, in turn, may place downward pressure on occupancy, rental rates and property valuations.

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
In the United States, Deutsche Bank and DWS are each treated as a bank holding company under the Bank Holding Company Act, as amended (the “BHC Act”). Deutsche Bank and DWS have each elected to be deemed a financial holding company within the meaning of the BHC Act. To comply with the BHC Act, in addition to other laws and regulations, we may be required to alter the investments that we make or act in a manner that would be less advantageous than if we were not subject to such laws and regulations, and may be required to dispose of projects at a time that is ultimately unfavorable to our stockholders.
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
Risks Related to Investments in Real Estate-Related Assets
The real estate equity securities in which we invest, or may invest, are subject to specific risks relating to the particular issuer of the securities and can be subject to the risks of investing in real estate securities.
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
As of December 31, 2020, our portfolio of real estate-related assets consisted solely of publicly traded common stock of 38 REITs with a fair value of $20,287. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
Our board of directors may choose to liquidate one or more of our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values. Furthermore, we could face a situation in which lack of available capital in the markets puts downward pressure on prices or prevents us from selling assets our board of directors has chosen to liquidate.
Risks Related to Debt Financing
We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment in our shares.
We have financed a portion of the purchase price of each of the properties we currently own by borrowings, and we expect that we will borrow funds to finance a portion of the purchase price of properties we acquire in the future. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300%

of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as our Wells Fargo line of credit, to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
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
We may utilize a line of credit, such as our Wells Fargo line of credit, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our public offering or private placement. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our public offering or private placement or sell some of our assets to repay outstanding indebtedness.
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
We may be subject to federal and state taxes on our income, property or net worth even if we maintain our qualification as a REIT for federal income tax purposes, including, but not limited to, situations such as those described below.
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

Restrictions on the deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding the incurrence of income or excise taxes.

Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” The CARES Act increases the 30% limitation to 50% for taxable years beginning in 2019 or 2020 and permits an entity to elect to use its 2019 adjusted taxable income to calculate the applicable limitation for its 2020 taxable year. Unless a partner elects otherwise, 50% of its share of a partnership’s “excess business interest” for its 2019 taxable year will be treated as paid by the partner in its 2020 taxable year and will not be subject to any limitation. A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years beginning before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

The publication of LIBOR rates may be discontinued by 2022. We are parties to loan agreements with LIBOR-based interest rates but we currently do not have any interest rate derivatives. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Proposed Treasury Regulations and Revenue Procedure 2020-44 would treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. It is not clear when the proposed Treasury Regulations will be finalized or what, if any, changes will be made to the proposed Treasury Regulations in final Treasury Regulations. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

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
It is our current belief that our assets will not be deemed to constitute the “plan assets” of benefit plan investors. If, however, we were deemed to hold “plan assets” of benefit plan investors: (i) ERISA’s fiduciary standards may apply and might materially affect our operations and/or results, and (ii) our transactions could be deemed a transaction with each benefit plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Code, which also may materially affect operations and/or results.

Risks Related to Sustainability

We are subject to sustainability risks that may affect the performance of our investment portfolio.

Sustainability risk means an environmental, social, or governance event or condition, that, if it occurs, could potentially or actually cause a negative material impact on the value of our investments and our NAV. Sustainability risk can either represent a risk on its own or have an impact on other risks and contribute significantly to the risk, such as market risks, liquidity risks or operational risks.

With regards to the environmental event or condition, real estate could be severely damaged or destroyed by physical climate risks, that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels).

Transition risks can affect real estate assets through the adjustment to a low carbon economy. Political decisions could, for example, increase energy prices or lead to higher investment costs due to necessary refurbishments of real estate to meet enhanced energy efficiency requirements (caused by local, national, regional or global legislation). Transition risks could also lead to a reduction in demand for energy-inefficient real estate.

Sustainability risks may have a negative impact on the market price of real estate loans or real estate equity securities (e.g., if issuers were to underestimate or fail to adequately assess sustainability risks and an event or condition were to occur adversely affecting the market price of their securities), and thus on our return with respect to such investments. In addition, reputational risks caused by unsustainable acts of an issuer could also adversely affect the market price of its securities.

Our investment portfolio is subject to sustainability risks.

The market value of directly and indirectly held real estate may be negatively affected by sustainability risks, including for example, through adverse changes in revenues, higher costs or impaired valuations and sales prices. In addition, the market prices of real estate loans or real estate equity securities can change if companies do not act sustainably and do not invest in sustainable transformations or fail to adequately assess sustainability risks.

We are subject to operational risks due to criminal acts, maladministration or natural disasters that may be caused or exacerbated by lack of attention to sustainability.

We may become a victim of fraud or other criminal acts. In addition, we may suffer losses due to misunderstandings or errors by employees of our advisor or external third parties, or be damaged by outside events such as natural disasters. These events may be caused or exacerbated by a lack of attention to sustainability in the operations of our company.

Sustainability risks may adversely impact our liquidity and our ability to find debt financing on reasonable terms.

Sustainability risks can lead to time delays and value declines if real estate or real estate-related assets are sold. This could lead to higher interest rates or margins, or in special cases even to the unavailability of credit facilities.

General Risk Factors

Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.

During the great recession, and more recently in response to the perceived and potential economic impacts caused by the coronavirus, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. Even while credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
Economic events that may cause our stockholders to request that we redeem their shares, or that may reduce our ability to raise capital, may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to the coronavirus pandemic, or global or national events that are beyond our control, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to classes of common stock whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
Similarly, such economic events may reduce our ability raise sufficient capital for investment, or to fund our ongoing operations.
Our advisor relies on information technology networks and systems in providing services to us, and any material failure, inadequacy, interruption or security failure of that technology or other business interruption could harm our business.

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
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as the coronavirus pandemic), may adversely affect our ability to conduct business. Such adverse effects may include the inability of our advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our business operations can result in significant operational issues.
Stockholders' interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, and 50,000,000 shares are classified as preferred stock. Of the 1,000,000,000 authorized shares of common stock, 45,000,000 are classified as Class A shares, 200,000,000 are classified as Class I shares, 45,000,000 are classified as Class D shares, 200,000,000 are classified as Class M-I shares, 150,000,000 are classified as Class N shares, 200,000,000 are classified as Class S shares, 5,000,000 are classified as Class T shares, 150,000,000 are classified as Class T2 shares and 5,000,000 are classified as Class Z shares. Our board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in public offerings; (2) issue additional equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares, our stockholders' respective percentage ownership interests in us will be diluted.
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

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Many of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The IRS has issued significant guidance under the Tax Cuts and Jobs Act, but guidance on additional issues, finalization of proposed guidance and technical corrections legislation may adversely affect us or our stockholders. On March 27, 2020, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law. The CARES ACT made technical corrections to, or modified on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act, and it is possible that additional such legislation may be enacted in the future. In addition, further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.

We urge you to consult with your own tax advisor with respect to the impact of the Tax Cuts and Jobs Act, the legislation enacted to address the economic impact of the COVID-19 pandemic, and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment), comprising 1,672,767 rentable square feet. Eight of the 14 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $78,500 as of December 31, 2020. The other six properties were encumbered by separate property-specific loans with a total outstanding balance of $126,375 as of December 31, 2020.
Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2020:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	July 2, 2014	73.7
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Allied Drive	Dedham, MA	64,127	2	September 27, 2016	100.0
Office Total		334,267	10		94.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	December 31, 2018	95.5
Providence Square(4)	Marietta, GA	222,805	26	September 16, 2019	99.3
Retail Total		442,486	44		98.6
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		760,150	6		100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	99.7
Apartment Total		135,864	138		99.7
Grand total		1,672,767	60/138		98.1%
____________
(1) Leased percentage is based on executed leases as of December 31, 2020, is calculated based on square footage for a single property, and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.

(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2020. The table does not include (a) any of the leases from our student housing property, The Flats at Carrs Hill, totaling approximately $3.4 million in annualized base rent as of December 31, 2020, and (b) one lease at Wallingford Plaza that expired on December 31, 2020. As of December 31, 2020, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 4.7 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2021	6	167,733	11.1%	$1,183	5.2%
2022	8	81,318	5.4	1,185	5.2
2023	11	468,722	31.1	6,216	27.3
2024	6	77,975	5.2	1,469	6.4
2025	6	14,176	0.9	425	1.9
2026	6	126,870	8.4	2,120	9.3
2027	3	120,181	8.0	1,826	8.0
2028	6	233,624	15.5	4,429	19.4
2029	2	105,918	7.0	639	2.8
2030	1	5,779	0.4	170	0.7
Thereafter	4	105,661	7.0	3,122	13.8
Total	59	1,507,957	100.0%	$22,784	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2020.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2020. The table does not include (a) any of the leases from our student housing property, The Flats at Carrs Hill, totaling approximately $3.4 million in annualized base rent as of December 31, 2020, and (b) one lease at Wallingford Plaza that expired on December 31, 2020.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
FedEx Ground Package System, Inc.	210,321	13.9%	$3,890	17.1%	Jul. 2028
Orbital ATK	102,015	6.8	2,995	13.1	Aug. 2023
New England Baptist Hospital	59,213	3.9	1,849	8.1	Jul. 2033
Allstate(2)	94,233	6.2	1,296	5.7	May 2026
Dependable Packaging Solutions	182,919	12.2	1,145	5.0	Jan. 2023
Dick’s Sporting Goods	44,477	2.9	934	4.1	Feb. 2027
Performance Food Group	159,627	10.6	926	4.1	Dec. 2021
Home Depot	67,613	4.5	606	2.7	Jun. 2027
Bed Bath & Beyond	51,637	3.4	580	2.5	Jan. 2024
Jewel-Osco	55,024	3.6	559	2.5	Sept. 2023
Raytheon	15,000	1.0	527	2.3	Jan. 2022
TJX Companies	54,809	3.6	499	2.2	Jan. 2023
Walgreens(3)	12,674	0.8	490	2.2	Mar. 2087
Mission Produce	100,283	6.7	470	2.1	Jan. 2029
Sprouts Farmers Market	28,914	1.9	468	2.1	Jan. 2031
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,238,759	82.0	17,234	75.8
Remaining 44 tenants	269,198	18.0	5,550	24.2	Jan. 2021- May 2039
Total	1,507,957	100.0%	$22,784	100.0%

(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases which were in effect as of December 31, 2020.
(2) Heritage Parkway is 100% occupied by Allstate, which has a termination option effective as of May 31, 2024 exercisable at its discretion upon satisfaction of certain conditions and subject to payment of the applicable early termination fee.
(3) Walgreens has termination options every five years beginning in 2037. We have categorized this lease as an operating lease based on its non-cancelable period.

Acquisitions

A summary of our property acquisitions which we have completed in the past three years is included under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2020, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

On May 12, 2020, each of our current independent directors received a grant of 702 Class I shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class I restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

On November 25, 2020, we received $10 from the sale of 693 Class D shares of our common stock in our private offering, which represents a per share purchase price equal to our NAV per share of $14.44. The shares of common stock issued in the private offering were issued in transactions exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D promulgated under the Securities Act because the purchasers are accredited investors within the meaning of Regulation D under the Securities Act. The dealer manager also serves as the placement agent for the private offering. No commissions were paid with respect to this placement of shares in connection with the private offering.

Sales of Registered Securities

On January 8, 2020, our Follow-On Public Offering terminated and the SEC declared effective our Second Follow-On Registration Statement on Form S-11 (File No. 333-232425), registering our Second Follow-On Public Offering. Pursuant to the Second Follow-On Public Offering, as amended, we are offering for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 or Class N.

As of January 8, 2020, in our Follow-On Public Offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Follow-On Public Offering (Primary):
Class A shares	1,036,883	$14,774
Class I shares	6,653,953	94,006
Class T shares	944,980	14,002
Distribution Reinvestment Plan:
Class A shares	330,389	4,562
Class I shares	384,417	5,414
Class T shares	16,592	236
Total	9,367,214	$132,994

As of December 31, 2020, in our Second Follow-On Public Offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Second Follow-On Public Offering (Primary):
Class A shares	107,121	$1,575
Class I shares	1,770,847	25,452
Class T shares	71,394	1,084
Distribution Reinvestment Plan:
Class A shares	97,141	1,382
Class I shares	268,940	3,847
Class T shares	17,335	247
Class N shares	125	2
Total	2,332,903	$33,589

For the year ended December 31, 2020, the ratio of the cost of raising capital to capital raised was approximately 4.6%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A shares, Class S, Class T and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of February 19, 2021, there were approximately 630, 1,480, 125 and 10 stockholders of record for the Class A, Class I, Class T and Class N shares, respectively, one stockholder of record for the Class D shares and no stockholders of record for the Class M-I, Class S, Class T2 or Class Z shares of our common stock.

Share Redemption Plan

We have adopted a share redemption plan whereby, on a daily basis, stockholders may request that we repurchase all or a portion of their shares of common stock. The redemption price per share is equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter will be limited to common shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter, but not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there is no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of a stockholder's initial purchase will be redeemed at the NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed. Our board of directors has the discretion to suspend or modify the share redemption plan at any time.

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2020. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended December 31, 2020	Shares	Weighted Average Share Price
Class A	21,941	$14.33
Class I	206,883	14.42
Class T	2,327	14.34
Class D	176,101	14.45

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2020. As of December 31, 2020, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2020	81,257	$14.36	81,257	(1)
November 1 -November 30, 2020	85,851	$14.44	85,851	(1)
December 1 -December 31, 2020	240,144	$14.44	240,144	(1)
(1) Redemptions are limited as described above.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total investment in real estate assets, net	$320,154	$331,362	$202,257	$150,924	$158,838
Cash and cash equivalents	$4,133	$4,234	$2,002	$2,442	$1,493
Total assets	$353,994	$366,085	$226,199	$169,316	$174,187
Line of credit, net	$78,458	$81,291	$84,046	$63,022	$64,678
Mortgage loans payable, net	$125,560	$125,698	$34,055	$27,254	$27,219
Due to affiliates	$14,454	$7,843	$4,292	$4,375	$4,845
Note to affiliate, net	$4,566	$7,733	$7,585	$7,440	$7,298
Acquired below-market lease intangibles, net	$13,341	$14,219	$14,970	$5,668	$6,061
Total liabilities	$241,031	$242,243	$148,692	$109,977	$113,918
Total stockholders' equity	$112,963	$123,842	$77,507	$59,339	$60,269

Operating Data:
Total revenues	$32,376	$24,694	$19,418	$17,786	$17,102
Total operating expenses	$25,463	$22,840	$18,250	$16,936	$19,215
Operating income (loss)	$5,338	$5,810	$106	$780	$(1,919)
Net (loss) income	$(1,826)	$703	$(3,729)	$(2,741)	$(4,346)

Cash Flow Data:
Net cash provided by operating activities	$9,572	$6,898	$5,199	$4,079	$4,935
Net cash used in investing activities	$(2,682)	$(141,056)	$(55,156)	$(1,501)	$(33,895)
Net cash (used in) provided by financing activities	$(6,991)	$136,390	$49,517	$(1,630)	$28,516

FFO Data:
NAREIT defined FFO (1)	$11,007	$11,156	$4,908	$5,319	$6,284
Net unrealized change in fair value of investment in marketable securities	$(788)	$(3,290)	$646	$—	$—
FFO as adjusted(2)	$10,219	$7,866	$5,554	$5,319	$6,284
IPA defined MFFO (3)	$8,500	$6,502	$5,133	$4,662	$4,046

Per Common Share Data:
Basic and diluted net (loss) income per share of Class A common stock	$(0.12)	$0.06	$(0.40)	$(0.34)	$(0.63)
Basic and diluted net (loss) income per share of Class I common stock	$(0.12)	$0.05	$(0.42)	$(0.36)	$(0.64)
Basic and diluted net (loss) income per share of Class T common stock	$(0.12)	$0.07	$(0.39)	$(0.41)	$(0.69)
Basic and diluted net (loss) income per share of Class D common stock	$(0.12)	$0.04	$—	$—	$—
Basic and diluted net (loss) per share of Class N common stock	$(0.12)	$—	$—	$—	$—
Distributions declared per common share	$0.72	$0.72	$0.70	$0.67	$0.66

(1) FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income or loss and is not necessarily indicative of cash available to fund all cash requirements. Please see below for a reconciliation of net income or loss to FFO.
(2) Under the current NAREIT definition of FFO, the net unrealized change in the fair value of our investments in marketable securities is included in our FFO. Our investment objective with our investments in marketable securities is to generate consistent income while providing an opportunity for long term price appreciation. Additionally, we believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide our overall investment portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes. In accordance with our objectives, it is our view that providing FFO as adjusted for the net unrealized change in the fair value of our securities portfolio will enhance an investor's understanding of the impact of our securities portfolio on our ongoing operations. Please see below for a reconciliation of net income or loss to FFO as adjusted.
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
The Company's NAV per share is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTNX and ZRPTDX for its Class A shares, Class I shares, Class T shares, Class N shares and Class D shares, respectively. The NAV per share for each of our Class M-I, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.
Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

Overview
We are a Maryland corporation formed on February 7, 2012, to invest in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially elected to be taxed as a REIT for federal income tax purposes for the calendar year ended December 31, 2013. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations from the coronavirus during the year ended December 31, 2020, the extent to which the coronavirus impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others. Authorities have implemented numerous measures to try to contain and mitigate spread of COVID-19. These measures, which have included shelter-in-place and similar mandates for individuals and closure or curtailment of many businesses, have caused significant economic disruption as well as disruption and volatility in global capital markets, which could worsen.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. We collected 100% of our contractual rental revenue for the three months ended March 31, 2020, 94% of our contractual rental revenue for the three months ended June 30, 2020, and 99% of our contractual rental revenue for the three months ended September 30, 2020 and the three months ended December 31, 2020. Approximately 100% and 99% of contractual rental revenue was collected for the months of January and February 2021, respectively. Among the four commercial real estate sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of December 31, 2020, the stores of all of our retail tenants were open.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective fourth quarter 2020 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We have and are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements. Through December 31, 2020, we had entered into six agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for our entire property portfolio, and/or abatement of rent amounting to approximately 0.1% of the annual contractual rent for our entire property portfolio. We applied the FASB's recently issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. The rent deferred is scheduled to be fully paid by July 2021. Subsequent to December 31, 2020, we entered into one agreement for an immaterial amount of rent abatement.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets saw considerable volatility as the coronavirus pandemic expanded and worsened. While the value of our real estate securities portfolio had recovered the majority of its March losses as of December 31, 2020, the rapid development and fluidity of the coronavirus pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, including how the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S.

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2020, our real estate portfolio was comprised of 14 properties diversified across geography and sector. During the past three years, we acquired no properties in the year ended December 31, 2020, two properties, Providence Square and Seattle East Industrial, for $136,350 in the year ended December 31, 2019, and four properties, Elston Plaza and Miami Industrial, for $49,050 in the year ended December 31, 2018.
For leases in effect as of December 31, 2020, our weighted average remaining lease term was 4.7 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2020:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	73.7
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	10	94.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.5
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	44	98.6
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	99.7
Apartment Total		135,864	138	99.7
Grand total		1,672,767	60/138	98.1%

(1) Leased percentage is based on executed leases as of December 31, 2020, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.

(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2020, our real estate equity securities portfolio consisted of publicly-traded common stock of 38 REITs with a fair value of $20,287. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2020:

Marketable Securities Portfolio Diversification

Specialty: 3.5%
Self Storage: 9.4%
Retail: 3.4%
Regional Malls: 5.3%
Office: 8.2%
Net Lease: 1.5%
Industrial: 14.8%
Hotels: 5.0%
Healthcare: 12.4%
Data Centers: 14.6%
Apartment: 21.9%

As of December 31, 2020, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Equinix, Inc.	Data Centers	9.9%
Prologis, Inc.	Industrial	9.0
Welltower, Inc.	Healthcare	5.3
Simon Property Group, Inc.	Regional Malls	5.3
Extra Space Storage Inc.	Self Storage	5.2
AvalonBay Communities, Inc.	Apartment	4.6
Sun Communities, Inc.	Apartment	4.3
Alexandria Real Estate Equities, Inc.	Office	4.2
Life Storage, Inc.	Self Storage	4.1
Essex Property Trust, Inc.	Apartment	3.6
Total		55.5%

Market Outlook

Real estate fundamentals have begun to reflect the dislocation caused by the coronavirus pandemic. As reported by the National Council of Real Estate Investment Fiduciaries, or NCREIF, in September 2020, vacancy rates increased from 5.9% at the beginning of the year to 7.0% in the third quarter of 2020, and net operating income, or NOI, slumped 7.2% (year-over-year), its largest decline since at least 1983. Yet the impact was uneven. As additionally reported by NCREIF in September 2020, (a) cash flow tumbled at retail properties, as shuttered stores struggled to meet rental obligations; (b) cash flow also fell sharply at apartments, particularly high-rise buildings, which are typically located in more densely-populated, urban locations; (c) corporate tenants generally continued to pay rent on their office space even as most of their employees worked from home; and (d) the industrial sector was largely impervious, generating some of its highest NOI growth on record.

Economic activity this year has correlated closely with COVID mortality rates. A recent resurgence of infections and hospitalizations raise the specter of further business restrictions and weakened confidence. It is therefore likely, in our view, that economic and real estate conditions will remain turbulent until the health crisis is more definitively resolved, likely with the widespread distribution of a vaccine in mid-2021.

Yet, we believe that does not mean that the downturn will be particularly severe. Vacancy rates were at a 20-year low coming into this crisis, and remain below their 30-year average overall (and only slightly above it in the retail and apartment sectors), as reported by NCREIF in September 2020. Commercial and multifamily construction, measured as a share of the economy, was 20% below its Global Financial Crisis peak and about half the levels of the late-1980s (preceding the Savings and Loan Crisis), as reported by the Bureau of Economic Analysis in September 2020. Coupled with the speed and scale of the economic rebound to date, we believe these factors should alleviate downward pressure on rents.

We are optimistic about prospects for rent growth once the COVID-19 crisis passes. We believe that construction will plunge due to restrictive financing and uncertainty around future demand, as the Federal Reserve reported in December 2020 that one if its surveys indicated that a net 57% of banks were tightening standards on construction loans. Moreover, in our view it is possible that the economy could rebound sharply in the second half of the year as the lifting of COVID-19 restrictions unleashes the considerable savings accumulated over the past year thanks to government stimulus. Yet the real estate recovery will not be uniform: We believe that the apartment sector will revive in the summer, followed by the office and retail sectors in 2022. Meanwhile, we expect that the industrial sector will escape relatively unscathed.

Results of Operations

Since our inception, we have acquired 14 properties and invested in real estate equity securities as described above in “Portfolio Information.” We have not disposed of any properties. We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same-store properties for the year ended December 31, 2020 to the year ended December 31, 2019, and for the year ended December 31, 2019 to the year ended December 31, 2018. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2020 compared to the year ended December 31, 2019, includes properties acquired after January 1, 2019 which are Providence Square and Seattle East Industrial. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2019 compared to the year ended December 31, 2018, includes properties acquired after January 1, 2018, which are Miami Industrial, Elston Plaza, Providence Square and Seattle East Industrial. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,			Year Ended December 31,
Lease revenue	2020	2019	Change	2019	2018	Change
Lease revenue - same-store portfolio	$21,769	$21,322	$447	$16,802	$17,681	$(879)
Lease revenue - non-same-store portfolio	8,242	1,384	6,858	5,904	810	5,094
Total lease revenue	30,011	22,706	7,305	22,706	18,491	4,215

Property operating expenses
Same-store portfolio	7,359	7,330	29	5,721	5,679	42
Non-same-store portfolio	1,221	276	945	1,885	197	1,688
Total property operating expenses	8,580	7,606	974	7,606	5,876	1,730

Net operating income
Same-store portfolio	14,410	13,992	418	11,081	12,002	(921)
Non-same-store portfolio	7,021	1,108	5,913	4,019	613	3,406
Total net operating income	21,431	15,100	6,331	15,100	12,615	2,485

Adjustments to lease revenue
Straight-line revenue	1,065	694	371	694	188	506
Above- and below-market lease amortization, net	760	774	(14)	774	337	437
Lease incentive amortization	(106)	(104)	(2)	(104)	(104)	—
Depreciation	(7,059)	(5,579)	(1,480)	(5,579)	(4,504)	(1,075)
Amortization	(5,774)	(4,874)	(900)	(4,874)	(4,133)	(741)
General and administrative expenses	(1,887)	(1,953)	66	(1,953)	(1,895)	(58)
Advisory fees	(2,163)	(2,828)	665	(2,828)	(1,842)	(986)
Interest expense	(7,164)	(5,107)	(2,057)	(5,107)	(3,835)	(1,272)

Marketable securities
Investment income on marketable securities	646	624	22	624	506	118
Net realized (loss) gain on marketable securities	(2,363)	666	(3,029)	666	(416)	1,082
Net unrealized change in fair value of marketable securities	788	3,290	(2,502)	3,290	(646)	3,936
Net (loss) income	$(1,826)	$703	$(2,529)	$703	$(3,729)	$4,432

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

Property Operations

Our total lease revenue and total property operating expenses for the year ended December 31, 2020 increased compared to those for the year ended December 31, 2019 primarily due to the acquisition of Providence Square and Seattle East Industrial during the year ended December 31, 2019. Our total same-store net operating income for the years ended December 31, 2020 and 2019 reflects 12 of the 14 properties in the portfolio. Same-store lease revenue for the year ended December 31, 2020 increased from the same period in 2019 primarily due to four new leases at Anaheim Hills Office Plaza. Three of these leases were executed in 2019, however, they did not begin paying cash rent until the second half of 2019 due to their free rent periods which resulted in an increase of $636 in same-store lease revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019. Additionally contributing to the increase in same-store lease revenue was contractually stepped-up rents at several leases across the portfolio, as well as higher rents at The Flats at Carrs Hill for the 2019-2020 school year. These increases in same-store lease revenue during the 2020 period were offset by a decrease of $511 at Heritage Parkway due to a 5-year lease renewal with Allstate which provided free rent for four months in 2020 during the early part of the amended lease.

Same-store property operating expenses for the year ended December 31, 2020 increased from the same period in 2019 due to higher insurance, contractual costs and professional and management fees offset by lower real estate taxes, snow removal and utility and legal costs.

Straight-Line Revenue

Under GAAP, we recognize base rental revenue on a straight line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The increase in straight line revenue for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the aforementioned free rent for Allstate which resulted in an increase of $423 in straight-line revenue during the year ended December 31, 2020 relative to the 2019 period. Additionally, increased straight-line revenue resulted from Providence Square and Seattle East Industrial which were acquired in September and December 2019, respectively. These increases were offset by (i) a decrease of $195 at Anaheim Hills Office Plaza as the leases signed in 2019 began to pay cash rent in late 2019 and early 2020 thereby reducing the straight-line revenue for such leases in the 2020 period, and (ii) decreases as a result of contractual rent increases for various leases across the portfolio.
Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2020, the net amount of above- and below-market lease amortization decreased slightly from the same period in 2019 as previously acquired leases rolled over and the 2019 acquisitions of Providence Square and Seattle East Industrial had minimal impact. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2020 period as a result of the acquisitions of Providence Square and Seattle East Industrial.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the year ended December 31, 2020 decreased from the same period in 2019 primarily due to lower costs for travel, audit, legal and board of directors stock compensation. These decreases were partially offset by higher appraisal fees, tax consulting fees and directors and officers insurance.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the year ended December 31, 2020, the total return of each share class did not exceed the required Hurdle Amount, applied on a pro rated basis as applicable. For the year ended December 31, 2019, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rated basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $1,069.

Interest Expense

The increase in interest expense for the year ended December 31, 2020, over the same period in 2019 was primarily due to a greater weighted average outstanding aggregate balance on our fixed rate loans. We originated a $17,600 loan on Elston Plaza with a fixed interest rate of 3.89% in June 2019, a $29,700 loan on Providence Square with a fixed interest rate of 3.67% in September 2019 and a $45,140 loan on Seattle East Industrial with a fixed interest rate of 3.87% in December 2019. In addition, the weighted average balance on our line of credit increased as we utilized available borrowing capacity to partially fund the acquisitions of Providence Square and Seattle East Industrial. As a result, the weighted average outstanding aggregate balance on all of our loan obligations was $203,117 and $117,471 for the years ended December 31, 2020 and 2019, respectively. A general decrease in interest rates over the past year reduced the interest rate on our line of credit, resulting in our all-in interest rate on all of our loan obligations averaging 3.2% and 3.8% for the years ended December 31, 2020 and 2019, respectively, partially offsetting the increase in our overall interest expense. Our total outstanding loan balance as of December 31, 2020 consisted of 62% fixed rate loans and 38% floating rate loans.

In addition, amortization of loan financing costs was higher in the 2020 period compared to the 2019 period due to the aforementioned loans originated during 2019. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

Our investment income for the year ended December 31, 2020 increased compared to the 2019 period. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. In response to the coronavirus pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. During the second quarter of 2020, our marketable securities portfolio regained a significant portion of its first quarter losses. By the end 2020, our real estate securities portfolio had positive momentum due to a completed election (thus removing uncertainty) in combination with optimism based on federal stimulus actions, which contributed to a net unrealized gain of $799 for year ended December 31, 2020. However, active management resulted in our marketable securities portfolio incurring net realized losses of $2,363 for the year ended December 31, 2020, due to the continual refinements that occurred during the periods when the securities portfolio was down

Comparison of Year Ended December 31, 2019 to Year Ended December 31, 2018

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

Straight-Line Revenue

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

NAV per Share

Our NAV per share is calculated daily in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2020:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share
Investments in real estate (1)	$400,600	$26.26	$26.42	$26.35	$26.38	$26.33
Investments in real estate equity securities (2)	20,287	1.33	1.34	1.33	1.34	1.33
Other assets, net	7,510	0.49	0.49	0.49	0.49	0.49
Line of credit	(78,500)	(5.15)	(5.18)	(5.16)	(5.17)	(5.16)
Mortgage loans payable	(126,375)	(8.28)	(8.33)	(8.31)	(8.32)	(8.30)
Other liabilities, net	(5,017)	(0.33)	(0.33)	(0.34)	(0.33)	(0.33)
Net asset value	$218,505	$14.32	$14.41	$14.36	$14.39	$14.36
Note: No Class M-I, S, T2, or Z shares were outstanding as of December 31, 2020.

(1)  The value of our investments in real estate was approximately 10.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 25.8% more than their historical cost.

As of December 31, 2020, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of December 31, 2020. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.20%	6.65%
Retail properties	6.82%	6.05%
Industrial properties	5.68%	4.94%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of December 31, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.8% and 1.9%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of December 31, 2020 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.2%, 2.3% and 3.2%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2020.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share
Total stockholders' equity	$112,963	$7.40	$7.45	$7.44	$7.44	$7.44
Plus:
Unrealized gain on real estate investments	36,396	2.39	2.40	2.39	2.40	2.39
Accumulated depreciation	28,831	1.89	1.90	1.89	1.90	1.89
Accumulated amortization	25,919	1.70	1.71	1.70	1.71	1.70
Deferred costs and expenses, net	18,288	1.20	1.21	1.20	1.20	1.20
Less:
Deferred rent receivable	(3,892)	(0.26)	(0.26)	(0.26)	(0.26)	(0.26)
Net asset value	$218,505	$14.32	$14.41	$14.36	$14.39	$14.36
Note: No Class M-I, S, T2 or Z shares were outstanding as of December 31, 2020.

The deferred costs and expenses of $18,288 includes amounts that are initially excluded from the NAV calculation. This includes $4,371 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of December 31, 2020, because (1) certain amounts payable to our advisor as of December 31, 2020 were recorded as assets and as such have no impact on our NAV as of December 31, 2020, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement which have been deducted from our NAV and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $14,089 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as those caused by the coronavirus pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which the coronavirus pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective fourth quarter 2020 reports related to the uncertain impact of the coronavirus pandemic on the property values.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”), FFO as adjusted and modified funds from operations (“MFFO”) in combination with net income or loss and cash flows from operating activities, both as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and similar measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
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
MFFO
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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted and MFFO.

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(1,826)	$703	$(3,729)

Real estate related depreciation	7,059	5,579	4,504
Real estate related amortization	5,774	4,874	4,133
NAREIT defined FFO	$11,007	$11,156	$4,908

Net unrealized change in fair value of investment in marketable securities	(788)	(3,290)	646
FFO as adjusted	10,219	7,866	5,554
Straight line rents, net	(1,065)	(694)	(188)
Amortization of above- and below-market lease intangibles, net	(760)	(774)	(337)
Amortization of lease incentive	106	104	104
IPA defined MFFO	$8,500	$6,502	$5,133

We believe that our FFO for the years ended December 31, 2020, 2019 and 2018, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

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

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected approximately 100%, 94%, 99% and 99% of our lease revenue for the first, second, third and fourth quarters of 2020, respectively. Approximately 100% and 99% of lease revenue was collected for the months of January and February 2021, respectively. The future impacts of the coronavirus pandemic cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. Through February 28, 2021, we had entered into seven agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.1% of the annual contractual rent for the entire property portfolio. For tenants with whom we have agreed to deferral of past due rent, such deferred rent is scheduled to be fully paid by July 2021, and all such deferred rent that has become due under the deferral agreements as of February 28, 2021 has been paid.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of December 31, 2020, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $35,230.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the revised Wells Fargo line of credit. The revised Wells Fargo line of credit replaced the original Wells Fargo line of credit which had similar terms and was originally entered into on March 6, 2015. The revised Wells Fargo line of credit had a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. In February 2021, we exercised both extension options via an amendment to the revised Wells Fargo line of credit, which we refer to as the February 2021 amendment, thereby extending the maturity date to February 27, 2023. The interest rate under the revised Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The revised Wells Fargo line of credit has a current maximum capacity of $100 million, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200 million upon satisfaction of specified conditions. Each requested expansion must be for at least $25 million and may result in the revised Wells Fargo line of credit being syndicated.

The revised Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the revised Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the revised Wells Fargo line of credit. Proceeds from the revised Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of December 31, 2020, our maximum borrowing capacity was $89,310, our outstanding balance was $78,500 and our weighted average interest rate was 1.85%. Upon completion of the February 2021 amendment, our maximum borrowing base was increased to $92,982.

The revised Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2020, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our revised Wells Fargo line of credit to create room under our revised Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2020. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,485	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,375

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

Also pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2020, we owed $51 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2020, we raised $271,945 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

Limits on Expense Reimbursement

In all cases, reimbursement payments to our advisor will be subject to reduction as necessary in order to ensure that such reimbursement payment will not cause the aggregate organization and offering costs paid by us for any particular offering to exceed 15% of the gross proceeds from the sale of shares in such offering as of the date of the reimbursement payment, and such reimbursement payment will not adversely affect our ability to maintain our qualification as a REIT for federal tax purposes.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2020 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, or any subsequent offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such offering. As of December 31, 2020, our total organization and offering costs incurred with respect to the initial offering, the follow-on offering and the second follow-on offering did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year ended December 31, 2020 to Year ended December 31, 2019

Cash flows provided by operating activities during the years ended December 31, 2020 and 2019 were $9,572 and $6,898, respectively. This increase in cash flow from operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 is due to additional operating cash flows from our 2019 acquisitions as well as additional cash-paying leases at Anaheim Hills Office Plaza. These increases were partially offset by higher debt service costs in the 2020 period as a result of our higher average outstanding debt balances and higher deferred leasing costs of $909, most of which relates to the renewal of the Allstate lease at Heritage Parkway. Additionally, decreased payable accruals contributed to a reduced operating cash flow for the 2020 period relative to the 2019 period. Cash paid for interest was approximately $2,092 greater for the year ended December 31, 2020 compared to the 2019 period.

Cash flows used in investing activities during the years ended December 31, 2020 and 2019 were $2,682 and $141,056, respectively. During the 2020 period, we had no real estate acquisitions. During the 2019 period, we acquired Providence Square and Seattle East Industrial for $136,494, net of prorations. In 2020, we paid approximately $2,004 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to new leases as well as building improvements at our Miami Industrial properties. This compares to paid real estate improvement of $2,015 in the 2019 period. During the 2020 period, we made no investments into our real estate securities portfolio, compared to investments of $2,000 into our securities portfolio during the 2019 period.

Cash flows used in financing activities was $6,991 for the year ended December 31, 2020. We received proceeds of $30,284 in our offerings and paid $3,205 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2020 were $5,342. Of the total distributions declared for the year ended December 31, 2020, $5,482 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2020 that resulted in payments by us of $25,366, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $16,100 against our outstanding balance on the Wells Fargo line of credit. We borrowed $13,000 from our Wells Fargo line of credit during the year ended December 31, 2020. Additionally, we made principal payments on the Hartford Loan of $262.

Cash flow provided by financing activities was $136,390 for the year ended December 31, 2019. We received proceeds of $61,125 in our offerings and paid $3,324 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2019 were $4,534. Of the total distributions declared for the year ended December 31, 2019, $4,139 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2019 that resulted in payments by us of $5,423, after deductions for any applicable 2% short-term trading discounts. We originated $92,440 in property specific loans from State Farm on Elston Plaza, Nationwide on Providence Square and JPMorgan Chase on Seattle East Industrial, and used the proceeds along with proceeds from our offerings to repay $59,119 against our outstanding balance on the Wells Fargo line of credit. In connection with these new loans we paid $622 in financing costs. We borrowed $56,100 from our Wells Fargo line of credit during 2019, of which $18,300 was utilized to acquire Providence Square and $35,600 was utilized to acquire Seattle East Industrial. Additionally, we made principal payments on the Hartford Loan of $253.

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

Distributions

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. We are authorized to borrow money, issue new securities or sell assets to make distributions. There are no restrictions on the ability of our operating partnership to transfer funds to us.

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on the various share classes will likely differ because of different allocations of class-specific fees. We use the record-share method of determining the per share amount of distributions for each class of shares, although our board of directors may choose any other method. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.

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

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2020 and ending on December 31, 2020 for each share of Class A, Class I, Class T, Class D and Class N common stock outstanding. The table below shows the details of the distributions for 2020:

	Three Months Ended				Year Ended December 31, 2020
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203	$0.00192349	$0.00196145
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$1,342	$5,344
Distributions reinvested	1,339	1,355	1,377	1,411	5,482
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826

Net Cash Provided by Operating Activities:	$1,949	$2,685	$2,971	$1,967	$9,572

Funds From Operations:	$(1,900)	$4,478	$3,458	$4,971	$11,007

Total distributions declared to stockholders for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Distributions:
Distributions paid or payable in cash	$5,344	$4,641	$3,521
Distributions reinvested	5,482	4,139	2,817
Distributions declared	$10,826	$8,780	$6,338

Net Cash Provided by Operating Activities:	$9,572	$6,898	$5,199

Funds From Operations(1):	$11,007	$11,156	$4,908

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations. See below for the impact of adopting Accounting Standards Update 2016-01.

For the year ended December 31, 2018, we paid $463 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2018. As a result, for the year ended December 31, 2018, our distributions were covered 82.0% by cash flow from operations and 18.0% by offering proceeds. For the year ended December 31, 2019, we paid $366 in lease commissions for new or renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2019. As a result, for the year ended December 31, 2019, our distributions were covered 78.6% by cash flow from operations and 21.4% by borrowings. For the year ended December 31, 2020, we paid $909 in lease commissions for new or renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2020. As a result, for the year ended December 31, 2020, our distributions were covered 88.4% by cash flow from operations and 11.6% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

Funds from operations, or FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the years ended December 31, 2020, 2019 and 2018, the net unrealized change in fair value of our investments in marketable securities was $788, $3,290 and $(646), respectively. Without this net unrealized change in fair value, our FFO for the years ended December 31, 2020, 2019 and 2018 would have been $10,219, $7,866 and $5,554, respectively, which we refer to as FFO as adjusted, and which is presented within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for the years ended December 31, 2020, 2019 and 2018.

The coronavirus pandemic has caused a world-wide economic slowdown and resulted in numerous temporary retail store closings as well as temporary closings of many other businesses due to government imposed or elected shelter-in-place orders. The duration and ultimate impact of these measures cannot be predicted and may cause reduced operating cash flows from our investments. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Redemptions

For details on our redemptions for the years ended December 31, 2020, 2019 and 2018, please see Note 9 to our consolidated financial statements contained within this Annual Report on Form 10-K. As of December 31, 2020, we had no unfulfilled redemption requests.

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
Real Estate Investments and Lease Intangibles

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, entities are required to evaluate whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. ASC 805 provides a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. Otherwise, such costs will be expensed upon completion of the transaction. We expect that most of our real estate acquisitions will qualify as assets and not businesses, resulting in transaction costs being capitalized to the balance sheet instead of being expensed.
In accordance with ASC 805 and ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, asset retirement obligations and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.
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
The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type and condition of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved, the timeliness and amount of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports, and actual or potential impacts from other events, such as the coronavirus pandemic, that may affect the performance of an asset. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value of the real estate investment is lower than its carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by us from our independent valuation agent.
Revenue Recognition

The future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if we have determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then we must write off that tenant's existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which we may be aware. We are closely monitoring our tenants in light of the ongoing coronavirus pandemic.
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

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2020. Also see Notes 7 and 8 to our consolidated financial statements.

Contractual Obligation	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Wells Fargo line of credit(1)	$78,500	$78,500	$—	$—	$—
Mortgage Loan Payable with Nationwide Life Insurance	14,500	—	—	—	14,500
Mortgage Loan Payable with Hartford Life Insurance Company	12,485	271	12,214	—	—
Mortgage Loan Payable with Transamerica Life Insurance Company	6,950	101	237	259	6,353
Mortgage Loan Payable with State Farm Life Insurance Company	17,600	130	655	708	16,107
Mortgage Loan Payable with Nationwide Life Insurance Company	29,700	—	—	—	29,700
Mortgage Loan Payable with JPMorgan Chase Bank	45,140	—	—	—	45,140
Note to Affiliate	5,383	—	—	—	5,383
Total	$210,258	$79,002	$13,106	$967	$117,183
(1) On February 26, 2021, the Wells Fargo line of credit was amended to extend the maturity date to February 27, 2023.
Off Balance Sheet Arrangements
As of December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2020, we had $78,500 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.85%, representing approximately 56.9% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $393 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the coronavirus pandemic, have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the coronavirus pandemic during parts of 2020, or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions, including the effects of the coronavirus pandemic. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2020, we owned $20,287 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2020 would result in a change of $2,029 to the unrealized gain on marketable securities.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2021 Proxy Statement") relating to our 2021 annual meeting of stockholders (our “2021 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2021.
On February 4, 2021, our board of directors determined to hold the 2021 Annual Meeting on May 6, 2021.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 43 hereof.

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

4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Third Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2020.
10.1
Second Amended and Restated Advisory Agreement, dated as of April 21, 2020, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 24, 2020.

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed on September 21, 2012.
10.3*	RREEF Property Trust, Inc. Third Amended and Restated Incentive Plan.
10.4*	RREEF Property Trust, Inc. Third Amended and Restated Independent Directors Compensation Plan.
10.5*	Form of Independent Director Restricted Stock Award Certificate.
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

10.8
Second Letter Agreement Regarding Reimbursement of Expenses Pursuant to the Advisory Agreement and Expense Support Agreement by and among RREEF Property Trust, Inc., RREEF Property Operating Partnership, LP and RREEF America L.L.C., dated as of March 24, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2020.

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

10.10
First Amendment to Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated November 13, 2019, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2019.

10.11
Second Amendment to Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated June 30, 2020, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 13, 2020.

10.12
Letter Agreement dated February 26, 2021, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 3, 2021.

10.13
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

10.15
Loan Agreement, dated as of March 1, 2016, between RPT Flats at Carrs Hill, LLC, as borrower, and Nationwide Life Insurance Company, as lender, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 22 to the Initial Registration Statement filed on April 14, 2016 (“Post-Effective Amendment No. 22”).

10.16
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.17
Fixed Rate Term Loan Agreement, entered into as of December 1, 2016, by and between RPT 1109 Commerce Boulevard, LLC, as borrower, and Hartford Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2016.

10.18
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

10.21
Secured Promissory Note, executed as of December 6, 2018, by RPT Wallingford Plaza, LLC to and for the benefit of Transamerica Premier Life Insurance Company, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2018.

10.22
Mortgage and Security Agreement, entered into as of June 11, 2019, by and between RPT Elston Plaza, LLC, as borrower, and State Farm Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2019.

10.23
Promissory Note, executed as of June 11, 2019, by RPT Elston Plaza, LLC to and for the benefit of State Farm Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2019.

10.24
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

10.27
Loan Agreement, dated December 17, 2019, by and between RPT Seattle East Industrial, LLC and JPMorgan Chase Bank, National Association, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on December 27, 2019.

21.1
Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11, Commission File No. 333-232425 filed on April 6, 2020.

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

Date: March 9, 2021

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

Name	Title	Date

/s/ W. TODD HENDERSON	Chairman, Chief Executive Officer (Principal Executive Officer)	March 9, 2021
W. Todd Henderson

/s/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2021
Eric M. Russell

/s/ ANNE-MARIE VANDENBERG	President, Chief Operating Officer and Director	March 9, 2021
Anne-Marie Vandenberg

/s/ DEBORAH H. McANENY	Independent Director	March 9, 2021
Deborah H. McAneny

/s/ M. PETER STEIL, JR.	Independent Director	March 9, 2021
M. Peter Steil, Jr.

/s/ CHARLES H. WURTZEBACH	Independent Director	March 9, 2021
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and schedule III, Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in Note 2 to the consolidated financial statements and presented on the consolidated balance sheet, investment in real estate assets, less accumulated depreciation and amortization was $320 million as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount.

We identified the evaluation of real estate investments for potential impairment as a critical audit matter. Evaluating the Company’s identification of potential impairment indicators, including tenant credit quality and the period of time the Company expects to own a real estate investment, involved a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We assessed tenant payment history to identify potential indicators of impairment related to tenant credit quality. For certain tenants, we read publicly available information including the tenant’s financial statements, analyst reports, recent public filings, and news articles that may identify events or changes in circumstances that indicate potential impairment indicators. To identify a change in the period of time the Company expects to own a real estate investment and assess the Company’s intent and ability to carry out a particular course of action, we (1) inquired of the Company officials about their plans, (2) attended the Company’s quarterly audit committee meetings, (3) examined written plans, (4) inspected meeting minutes of the board of directors, and (5) assessed the Company’s past history of carrying out its stated intentions.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.
San Francisco, California
March 9, 2021

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $28,371 and $21,403, respectively	161,379	167,004
Furniture, fixtures and equipment, less accumulated depreciation of $460 and $369, respectively	221	220
Acquired intangible lease assets, less accumulated amortization of $29,997 and $24,413, respectively	33,694	39,278
Total investment in real estate assets, net	320,154	331,362
Investment in marketable securities	20,287	21,245
Total investment in real estate assets and marketable securities, net	340,441	352,607
Cash and cash equivalents	4,133	4,234
Receivables, net of allowance for doubtful accounts of $56 and $6, respectively	5,279	4,812
Deferred leasing costs, net of amortization of $1,146 and $732, respectively	2,641	2,132
Prepaid and other assets	1,500	2,300
Total assets	$353,994	$366,085
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$78,458	$81,291
Mortgage loans payable, net	125,560	125,698
Accounts payable and accrued expenses	2,171	2,878
Due to affiliates	14,454	7,843
Note to affiliate, net of unamortized discount of $817 and $1,217, respectively	4,566	7,733
Acquired below-market lease intangibles, less accumulated amortization of $5,224 and $4,346, respectively	13,341	14,219
Distributions payable	443	441
Other liabilities	2,038	2,140
Total liabilities	241,031	242,243
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 3,631,999 and 3,821,127 issued and outstanding, respectively	36	38
Class D common stock, 697 and 176,101 issued and outstanding, respectively	—	2
Class I common stock, 10,561,139 and 9,557,896 issued and outstanding, respectively	106	96
Class M-I common stock, none issued	—	—
Class N common stock, 26,646 and none issued and outstanding, respectively	—	—
Class S common stock, none issued	—	—
Class T common stock 961,750 and 938,409 issued and outstanding, respectively	10	9
Class T2 common stock, none issued	—	—
Class Z common stock, none issued	—	—
Additional paid-in capital	171,161	169,395
Deficit	(58,350)	(45,698)
Total stockholders' equity	112,963	123,842
Total liabilities and stockholders' equity	$353,994	$366,085
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Property related income	$31,730	$24,070	$18,912
Investment income on marketable securities	646	624	506
Total revenues	32,376	24,694	19,418
Expenses
General and administrative expenses	1,887	1,953	1,895
Property operating expenses	8,580	7,606	5,876
Advisory fees	2,163	2,828	1,842
Depreciation	7,059	5,579	4,504
Amortization	5,774	4,874	4,133
Total operating expenses	25,463	22,840	18,250
Net realized (loss) gain upon sale of marketable securities	(2,363)	666	(416)
Net unrealized change in fair value of investment in marketable securities	788	3,290	(646)
Operating income	5,338	5,810	106
Interest expense	(7,164)	(5,107)	(3,835)
Net (loss) income	$(1,826)	$703	$(3,729)

Basic and diluted net (loss) income per share of Class A common stock	$(0.12)	$0.06	$(0.40)
Basic and diluted net (loss) income per share of Class I common stock	$(0.12)	$0.05	$(0.42)
Basic and diluted net (loss) income per share of Class T common stock	$(0.12)	$0.07	$(0.39)
Basic and diluted net (loss) income per share of Class D common stock	$(0.12)	$0.04	$—
Basic and diluted net (loss) income per share of Class N common stock	$(0.12)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2017	—	$—	8,090,293	$80	$86,813	$(28,290)	$736	$59,339
Cumulative effect adjustment for change in accounting principle (see Note 2)	—	—	—	—	—	736	(736)	—
Balance January 1, 2018, as adjusted	—	—	8,090,293	80	86,813	(27,554)	—	59,339
Issuance of common stock	—	—	2,801,969	27	39,747	—	—	39,774
Issuance of common stock through the distribution reinvestment plan	—	—	201,447	2	2,815	—	—	2,817
Redemption of common stock	—	—	(757,970)	(6)	(10,563)	—	—	(10,569)
Distributions to investors	—	—	—	—	—	(6,338)	—	(6,338)
Other offering costs	—	—	—	—	(3,787)	—	—	(3,787)
Net loss	—	—	—	—	—	(3,729)	—	(3,729)
Balance, December 31, 2018	—	$—	10,335,739	$103	$115,025	$(37,621)	$—	$77,507
Issuance of common stock	—	—	4,249,555	43	61,482	—	—	61,525
Issuance of common stock through the distribution reinvestment plan	—	—	287,538	3	4,136	—	—	4,139
Redemption of common stock	—	—	(389,425)	(4)	(5,569)	—	—	(5,573)
Distributions to investors	—	—	—	—	—	(8,780)	—	(8,780)
Other offering costs	—	—	—	—	(5,824)	—	—	(5,824)
Equity based compensation	—	—	10,126	—	145	—	—	145
Net income	—	—	—	—	—	703	—	703
Balance, December 31, 2019	—	$—	14,493,533	$145	$169,395	$(45,698)	$—	$123,842
Issuance of common stock	—	—	2,070,385	21	29,849	—	—	29,870
Issuance of common stock through the distribution reinvestment plan	—	—	383,881	4	5,478	—	—	5,482
Redemption of common stock	—	—	(1,772,695)	(18)	(25,263)	—	—	(25,281)
Distributions to investors	—	—	—	—	—	(10,826)	—	(10,826)
Other offering costs	—	—	—	—	(8,164)	—	—	(8,164)
Equity based compensation	—	—	7,127	—	102	—	—	102
Discount on note to affiliate	—	—	—	—	(236)	—	—	(236)
Net loss	—	—	—	—	—	(1,826)	$—	(1,826)
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$—	$112,963
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(1,826)	$703	$(3,729)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,059	5,579	4,504
Net realized loss (gain) upon sale of marketable securities	2,363	(666)	416
Net unrealized change in fair value of marketable securities	(788)	(3,290)	646
Share based incentive compensation	102	145	—
Amortization of intangible lease assets and liabilities	5,120	4,205	3,900
Amortization of deferred financing costs	391	343	286
Allowance for doubtful accounts	—	—	(3)
Straight line rent	(1,065)	(694)	(188)
Amortization of discount on note to affiliate	164	148	145
Changes in assets and liabilities:
Receivables	122	(321)	(621)
Deferred leasing costs	(909)	(366)	(463)
Prepaid and other assets	(59)	24	(4)
Accounts payable and accrued expenses	70	248	181
Other liabilities	(100)	296	181
Due to affiliates	(1,072)	544	(52)
Net cash provided by operating activities	9,572	6,898	5,199
Cash flows from investing activities:
Investment in real estate and related assets	—	(136,494)	(49,015)
Improvements to real estate assets	(2,004)	(2,015)	(377)
Investment in marketable securities	(25,250)	(24,292)	(27,295)
Proceeds from sale of marketable securities	24,572	21,745	21,531
Net cash used in investing activities	(2,682)	(141,056)	(55,156)
Cash flows from financing activities:
Proceeds from line of credit	13,000	56,100	47,900
Repayment of line of credit	(16,100)	(59,119)	(26,380)
Proceeds from mortgage loans payable	—	92,440	6,950
Repayment of mortgage loans payable	(262)	(253)	—
Proceeds from issuance of common stock	30,284	61,125	39,896
Payment of financing costs	—	(622)	(932)
Payment of offering costs	(3,205)	(3,324)	(3,903)
Distributions to investors	(5,342)	(4,534)	(3,444)
Redemption of common stock	(25,366)	(5,423)	(10,570)
Net cash (used in) provided by financing activities	(6,991)	136,390	49,517
Net (decrease) increase in cash and cash equivalents	(101)	2,232	(440)
Cash and cash equivalents, beginning of period	4,234	2,002	2,442
Cash and cash equivalents, end of period	$4,133	$4,234	$2,002

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2020	2019	2018
Distributions declared and unpaid	$443	$441	$334
Common stock issued through the distribution reinvestment plan	5,482	4,139	2,817
Purchases of marketable securities not yet paid	52	189	108
Proceeds from sale of marketable securities not yet received	89	165	91
Proceeds from issuance of common stock not yet received	86	500	100
Redemption of common stock not yet paid	65	150	—
Extinguishment on note to affiliate	3,567	—	—
Discount on note to affiliate	236	—	—
Accrued offering costs not yet paid	4,973	4,044	1,861
Capital expenditures not yet paid	245	814	247
Supplemental Cash Flow Disclosures:
Interest paid	$6,476	$4,384	$3,325
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$136,700	$49,637
Prepaid and other assets assumed	—	256	2
Other liabilities assumed	—	(462)	(624)
Investment in real estate and related assets	$—	$136,494	$49,015

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and RREEF Property OP Holder, LLC, a wholly owned subsidiary of the Company, is the limited partner of the Operating Partnership. As the Company completes the settlement for purchase orders for shares of its common stock in its continuous public offering and its private offerings, it will continue to transfer substantially all of the proceeds to the Operating Partnership.
The Company was organized to invest primarily in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and apartment properties (“Real Estate Properties”). Although the Company invests primarily in Real Estate Properties, it also acquires common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and intends to invest in debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).
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

On January 15, 2016, the Company filed articles supplementary to its articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share ("Class D shares"). On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering"). On November 17, 2020, the Company commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings").

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

On July 1, 2016, the Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 8.
On July 12, 2016, the SEC declared effective the Company's registration statement on form S-11 (File No. 333-208751), filed under the Securities Act of 1933, as amended (the "Follow-On Registration Statement"). Pursuant to the Follow-On Registration Statement, the Company offered for sale up to $2,100,000 of shares of its Class A shares, Class I shares or Class T shares in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's follow-on offering (the "Follow-On Public Offering"). The Initial Public Offering terminated upon the commencement of the Follow-On Public Offering.

On January 8, 2020, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-232425), filed under the Securities Act of 1933, as amended (the "Second Follow-On Registration Statement"). Pursuant to the Second Follow-On Registration Statement, the Company is offering for sale up to $2,300,000 of shares of its Class A shares, Class I shares or Class T shares consisting of up to $2,100,000 in its primary offering and up to $200,000 of shares of its Class A shares, Class I shares, Class N shares or Class T shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's second follow-on offering (the "Second Follow-On Public Offering"). The Follow-On Public Offering terminated upon the commencement of the Second Follow-On Public Offering. Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offerings are referred to as the "Offerings."

On April 22, 2020, the Company filed articles supplementary to its articles of incorporation to add newly-designated Class M-I common stock, $0.01 par value per share ("Class M-I Shares"), Class S common stock, $0.01 par value per share ("Class S Shares"), Class T2 common stock, $0.01 par value per share ("Class T2 Shares") and Class Z common stock, $0.01 par value per share ("Class Z Shares"). Class M-I Shares, Class S Shares and Class T2 Shares have been added to the Second Follow-on Registration Statement and are available for sale in the Second Follow-On Public Offering. Class Z Shares are expected to be offered only in a private offering.

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
The Company's NAV per share for its Class A, Class I, Class T, Class D and Class N shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I, Class T, Class D and Class N shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTDX and ZRPTNX for its Class A shares, Class I shares, Class T, Class D and Class N shares, respectively. The Company's NAV per share for each of its Class M-I, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2020 except for the adoption of certain Accounting Standards Updates ("ASU") noted below in Note 2.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

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
Under FASB ASC 805, Business Combinations, entities are required to evaluate whether transactions should be accounted for as acquisitions (and dispositions) of assets or businesses. ASC 805 provides a screen to determine when a set of identifiable assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Generally, a real estate asset and its related leases will be considered a single identifiable asset and therefore will not meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheet. Otherwise, such costs will be expensed upon completion of the transaction.

In accordance with ASC 805 and ASC 350, Intangibles—Goodwill and Other, acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques believed to be similar to those used by independent appraisers are used to allocate the purchase price of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, asset retirement obligations and mortgage loans payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial allocations are subject to change until such information is finalized, which may be no later than 12 months from the acquisition date.

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
December 31, 2020
(in thousands, except share and per share data)

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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the type and condition of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved, the timeliness and amount of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports, and actual or potential impacts from other events, such as the coronavirus pandemic, that may affect the performance of an asset. A real estate investment is potentially impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2020 and 2019, none of the Company's real estate investments were impaired.
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
Revenue Recognition

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASUs that amended or clarified certain provisions of ASC 842. Under ASC 842, as amended, the Company elected

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

(a) a package of three practical expedients whereby the Company was not be required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification (operating versus capital/financing leases) for any expired or existing leases and (iii) initial direct costs for any existing leases (Package of Three Practical Expedients), and (b) a practical expedient to not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met. The Company elected to adopt ASU 2016-02 on its effective date, and the Company did not have a cumulative effect adjustment to its opening deficit balance as of January 1, 2019. In accordance with the Company's adoption of the provisions of ASC 842, the accounting for leases in place as of December 31, 2018 that remain unmodified after the adoption of ASC 842 will remain unchanged while any new or modified leases entered into by the Company after December 31, 2018 will be accounted for under the provisions of ASC 842.

The Company has evaluated the lease and non-lease components within its leases under the practical expedient and reports rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations. Rental and other property income and tenant reimbursement income for prior periods have similarly been combined to conform to the current year presentation.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing coronavirus pandemic. As of December 31, 2020, the Company has assessed that substantially all of its future lease payments are at least probable.

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
Organization and Offering Costs
Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred from and after the commencement of operations. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that they may pay to

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company in relation to each of the public offerings individually will not exceed 15% of the gross proceeds from such individual public offering. In addition, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the each public offering, as applicable. The aforementioned 15% and 10% limits do not apply to the Company's Private Offerings.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2020, and 2019 the Company has accrued $14,089 and $6,221, respectively, in Trailing Fees estimated to be payable in the future which was included in due to affiliates on the consolidated balance sheet.
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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2020, 2019, and 2018, the Company has no assets or liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 13. Through December 31, 2020, the Company has not had any Real Estate Loan investments.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock. From the Company’s inception through December 31, 2018, the Company had not issued any participating securities. In March 2019, May 2019 and May 2020, the Company granted shares of its Class I common stock to its independent directors (see Note 9), which qualify as participating securities.
Risks and Uncertainties
As of December 31, 2020 and 2019, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company did not incur significant disruptions during the year ended December 31, 2020 from the coronavirus pandemic. Nonetheless, the extent to which the coronavirus impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, the impact of the global vaccination effort, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. Among the cash on hand, ongoing net capital raise and availability under the Revised Wells Fargo Line of Credit (as defined below), the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, the Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. Lastly, if necessary, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

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
December 31, 2020
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company is currently evaluating the impact that ASU 2020-04 may have on its consolidated financial statements as well as the applicability of ASU 2020-04 to the Company's other material contracts.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820 by eliminating, modifying or adding certain disclosure requirements for fair value measurements. ASU 2018-13 became effective for fiscal years beginning after December 15, 2019, including interim periods therein. ASU 2018-13 allowed an entity to early adopt the provisions regarding eliminating or modifying certain disclosures until the effective date of the ASU 2018-13. The Company adopted the additional disclosures under ASU 2018-13 on January 1, 2020. These additional disclosures within Topic 820 require (a) changes in unrealized gains and losses to be included in other comprehensive income, and (b) disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.
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
December 31, 2020
(in thousands, except share and per share data)

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
The fair value of the Company's lines of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2020 and 2019 approximated its fair value of $78,500 and $81,600 respectively. The Company estimated the fair value of the Company's mortgage loans payable at $126,868 and $126,601 as of December 31, 2020 and 2019, respectively. If the valuation of the Company's properties as of December 31, 2020 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,100 and $4,500 as of December 31, 2020 and 2019, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2020 and December 31, 2019.

				Range
	Fair Value at December 31, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,500	Discounted cash flow	Loan to value	52.6%	52.6%	52.6%
			Market interest rate	1.85%	1.85%	1.85%
Mortgage Loans Payable	126,868	Discounted cash flow	Loan to value	36.9%	60.1%	50.3%
			Market interest rate	2.65%	4.65%	3.68%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
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

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES

The Company did not acquire any real estate property during the year ended December 31, 2020, two real estate properties during the year ended December 31, 2019 (the "2019 acquisitions") and four real estate properties during the year ended December 31, 2018 (the "2018 acquisitions").
On December 17, 2019, the Company acquired Seattle East Industrial for a purchase price of $81,500 excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $35,600 under the Company's line of credit and a secured, fully non-recourse loan for $45,140 from JPMorgan Chase Bank. Seattle East Industrial is comprised of a single industrial distribution building in Redmond, Washington with 210,321 square feet fully leased to one tenant.

On September 16, 2019, the Company acquired Providence Square for a purchase price of $54,842 excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $18,300 under the Company's line of credit and a secured, fully non-recourse loan for $29,700 from Nationwide Life Insurance Company. Providence Square is a home improvement anchored community retail shopping center in Marietta, Georgia with a grocery component totaling 222,805 square feet which was fully leased to 26 tenants, including one freestanding building of 5,779 square feet subject to a ground lease with a single tenant.

On December 31, 2018, the Company acquired Elston Plaza for a purchase price of $28,350 excluding closing costs. The acquisition was funded with proceeds from the Offerings and by borrowing $27,000 under the Company's line of credit. Elston Plaza consists of a 92,806 square-foot retail property leased to 11 tenants, inclusive of a freestanding 4,860 square-foot building which is subject to a ground lease with a single tenant.

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
December 31, 2020
(in thousands, except share and per share data)

warehouse distribution buildings totaling 289,919 square feet fully leased to three tenants, with one tenant per building.

All leases at Seattle East Industrial, Providence Square, Elston Plaza and Miami Industrial have been classified as operating leases.

Under ASC 805, the 2019 and 2018 acquisitions were determined to be asset acquisitions, resulting in the Company's capitalization of $139 and $219 of acquisition related costs for Seattle East Industrial and Providence Square in 2019, respectively, and $308 and $142 for Elston Plaza and Miami Industrial in 2018, respectively. The Company's allocations of the purchase price (including acquisition related costs) of the 2019 and 2018 acquisitions to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, are as follows:

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
December 31, 2020
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

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2020 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2021	$5,065	$113	$(866)
2022	4,634	42	(858)
2023	3,110	32	(765)
2024	2,085	12	(754)
2025	2,061	12	(754)
Thereafter	16,495	33	(9,344)
Total	$33,450	$244	$(13,341)

Weighted average remaining amortization period (in years)	10.4	4.1	17.7

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2020 and 2019, the Company owned 14 properties with a total of 60 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of December 31, 2018, the Company owned 12 properties with a total of 31 commercial tenants comprised of four office properties (including one medical office property), three retail properties, four industrial property and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2020, 2019 and 2018 is comprised of the following:

	2020	2019	2018
Lease revenue¹	$30,011	$22,706	$18,491
Straight-line revenue	1,065	694	188
Above- and below-market lease amortization, net	760	774	337
Lease incentive amortization	(106)	(104)	(104)
Property related income	$31,730	$24,070	$18,912
[1]Lease revenue includes $4,508, $3,762 and $2,540 of variable income from tenant reimbursements for the years ended December 31, 2020, 2019 and 2018, respectively.
During the year ended December 31, 2020, the Company entered into agreements with six of its tenants that included abatement of rent amounting to approximately 0.1% of the annual contractual rent for the entire property portfolio, and deferral of rent amounting to approximately 1.1% of the annual contractual rent for the entire property portfolio. For tenants with whom the Company agreed to deferral of past due rent, such deferred rent is scheduled to be fully paid by July 2021, and all such deferred rent that became due under the deferral agreements as of December 31, 2020 has been paid.

The future minimum rentals to be received, including the aforementioned deferred rent that comes due during 2021 and excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of December 31, 2020 are as follows:

Year ended December 31,	Future Minimum Rent
2021	$25,481
2022	22,522
2023	17,746
2024	14,117
2025	13,312
Thereafter	46,299
$139,477
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2020, 2019 and 2018 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	Percent of property related income
Property	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Providence Square, Marietta, GA	13.7%	—%	—%
Seattle East Industrial, Redmond, WA	13.6	—	—
The Flats at Carrs Hill, Athens, GA	10.8	13.8	16.5
Loudoun Gateway, Sterling, VA	9.8	12.5	15.9
Elston Plaza, Chicago, IL	9.6	13.0	—
Allied Drive, Dedham, MA	9.4	12.2	15.5
Terra Nova Plaza, Chula Vista, CA	7.1	9.5	11.7
Commerce Corner, Logan Township, NJ	6.0	8.2	10.3
Anaheim Hills Office Plaza, Anaheim, CA	5.5	5.2	12.2
Total	85.5%	74.4%	82.1%

	Percent of property related income
Tenant	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
FedEx Ground - Seattle East Industrial	13.6%	—%	—%
Orbital ATK Inc. - Loudoun Gateway	9.8	12.5	15.9
New England Baptist Hospital - Allied Drive	8.7	10.9	13.3
Total	32.1%	23.4%	29.2%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2020, 2019 and 2018 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2020	December 31, 2019	December 31, 2018
FedEx Ground - Seattle East Industrial	14.8%	15.3%	—%
Orbital ATK Inc. - Loudoun Gateway	11.4	11.5	15.9
Total	26.2%	26.8%	15.9%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2020 and 2019, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2020	December 31, 2019
Marketable securities—cost	$16,120	$17,866
Unrealized gains	4,210	3,413
Unrealized losses	(43)	(34)
Net unrealized gain	4,167	3,379
Marketable securities—fair value	$20,287	$21,245

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2020, marketable securities sold generated proceeds of $24,496 resulting in gross realized gains of $1,011 and gross realized losses of $3,374. During the year ended December 31, 2019, marketable securities sold generated proceeds of $21,819 resulting in gross realized gains of $1,046 and gross realized losses of $380. During the year ended December 31, 2018, marketable securities sold generated proceeds of $21,549 resulting in gross realized gains of $560 and gross realized losses of $976.

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

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Revised Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Revised Wells Fargo Line of Credit had a three-year term maturing February 27, 2021. The Company had two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. However, on February 26, 2021, the Company exercised both extension options via an amendment to the Revised Wells Fargo Line of Credit, thereby extending the maturity date to February 27, 2023. No other terms of the Revised Wells Fargo Line of Credit were changed as part of this amendment.

The interest rate under the Revised Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. As of December 31, 2020, the outstanding balance was $78,500 and the weighted average interest rate was 1.85%. As of December 31, 2019, the outstanding balance was $81,600 and the weighted average interest rate was 3.33%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of December 31, 2020, the Company's maximum borrowing capacity was $89,310.

The Revised Wells Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the collateral pool at all times, and that collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2020.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2020 and 2019:

	Balance at
Lender	December 31, 2020	December 31, 2019
Wells Fargo	$78,500	$81,600
Deduct: Deferred financing costs, less accumulated amortization	(42)	(309)
Line of credit, net	$78,458	$81,291

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for a one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2020 and 2019.

		Balance at
Lender	Encumbered Property	December 31, 2020	December 31, 2019	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,485	$12,747	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,950	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,375	$126,637
Deduct: Deferred financing costs, less accumulated amortization		(815)	(939)
Mortgage loans payable, net		$125,560	$125,698

Aggregate future principal payments due on the Revised Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2020 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Year	Amount
2021¹	$79,003
2022	717
2023	12,388
2024	474
2025	493
Thereafter	111,800
Total	$204,875
(1) On February 26, 2021, the maturity of the Revised Wells Fargo Line of Credit was extended via an amendment to February 27, 2023.

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of April 21, 2022. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee split between two components as described below.
1.The fixed component accrues daily in an amount equal to 1/365th of 1.0% of the NAV of the outstanding shares of each class of common stock for such day. The fixed component of the advisory fee is payable monthly in arrears.
2.The performance component is calculated for each class of common stock on the basis of the total return to stockholders of such class and is measured by the total distributions per share declared to such class plus the change in the NAV per share for such class.
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
b.For Class M-I, Class S and Class T2 Shares, for any calendar year in which the total return per share allocable to a class exceeds 5% per annum (the “Alternative Hurdle Amount”), RREEF America will receive up to 12.5% of the aggregate total return allocable to such class with an Alternative Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Alternative Hurdle Amount, 100% of such total return in excess of the Alternative Hurdle Amount (the “Alternative Excess Profits”) until the total return reaches

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

5.715% (commonly referred to as a “Alternative Catch-Up”); and second, to the extent there are remaining Alternative Excess Profits, 12.5% of such remaining Alternative Excess Profits.
For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. No performance component was available to be accrued as of December 31, 2020.
The fees earned by RREEF America for the years ended December 31, 2020, 2019 and 2018 are shown below.

	Year Ended December 31,
	2020	2019	2018
Fixed component	$2,163	$1,759	$1,268
Performance component	—	1,069	574
	$2,163	$2,828	$1,842

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
For the years ended December 31, 2020 and 2019, RREEF America incurred $232 and $286 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2020 and 2019, the Company had a payable to RREEF America of $51 and $67, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

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
December 31, 2020
(in thousands, except share and per share data)

over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2018. For the year ended December 31, 2018, the Company reimbursed RREEF America $928 for Deferred O&O.

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred that are not part of the Deferred O&O described above and, therefore, are in addition to the Deferred O&O amount (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. Through December 31, 2015, the Company had incurred the maximum amount of $9,200 in Expense Payments. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs for the Initial Public Offering, $196 of offering costs for the Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2020. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through December 31, 2020 using the new discount rate of 3.75%, the Company amortized $130 of the discount on the Note to Affiliate into interest expense. For the years ended December 31, 2020, 2019 and 2018, the Company amortized $164, $148 and $145 respectively, of the discount on the Note to Affiliate into interest expense.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of December 31, 2020 and 2019, the Company has accrued $122 and $118, respectively, in Trailing Fees currently payable to the Dealer Manager, and $14,089 and $6,221, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2020 and 2019, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $100 and $391, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2020 and 2019, the Dealer Manager incurred $139 and $193, respectively. As of December 31, 2020 and 2019, the Company had payable to the Dealer Manager $5 and $193, respectively, of such cost which were included in due to affiliates on the consolidated balance sheets.
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
For the Company's initial public offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2020, estimated Trailing Fees payable in the future of $3,320.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2020, estimated accrued Trailing Fees payable in the future of $8,359.
For the Second Follow-On Public Offering as of December 31, 2020, the Company raised $33,589 in gross proceeds and incurred $3,964 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $2,410.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020, total operating expenses of the Company were $4,022, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2019, total operating expenses of the Company were $4,756, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2020 and 2019, the Company owed RREEF America and the Dealer Manager the following amounts:

	December 31, 2020	December 31, 2019
Reimbursable under the Advisory Agreement	$51	$67
Reimbursable under the Dealer Manager Agreement	5	193
Advisory fees	187	1,244
Accrued Trailing Fees	14,211	6,339
Due to affiliates	$14,454	$7,843

Note to Affiliate	$5,383	$8,950
Unamortized discount	(817)	(1,217)
Note to Affiliate, net of unamortized discount	$4,566	$7,733

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
1,000,000,000

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and annual distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class M-I Shares will not incur any up-front commissions or trailing fees. Class S Shares are subject to selling commissions of up to 3% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately seven years. Class T shares are subject to selling commissions of up to 3% of the purchase price, an upfront dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. Class T2 Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 0.50% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately six years. Class D shares sold in the Private Offerings are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Class Z shares are expected to be sold only in a private offering to RREEF America.

Class N shares are not sold in the primary portion of a public Offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public Offering has incurred a specified amount of commissions, dealer manager fees and distribution fees, not to exceed 8.5% of the investor's purchase price of the Class T shares purchased in the primary portion of such public Offering; (ii) the total underwriting compensation from whatever source with respect to a public Offering exceeds 10% of the gross proceeds from the primary portion of such public Offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. For the year ended December 31, 2020, 26,521 Class T Shares were converted to 26,521 Class N Shares.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During the years ended December 31, 2020, 2019 and 2018, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	107,121	$1,575	360,132	$5,280	391,867	$5,601
Class D Shares	693	10	176,101	2,520	—	—
Class I Shares	1,891,177	27,201	3,391,732	48,864	1,857,612	26,048
Class T Shares	71,394	1,084	321,590	4,861	552,490	8,125
Total		$29,870		$61,525		$39,774
There were no Class M-I, S, T2 or Z Shares issued as of December 31, 2020.

Distribution Reinvestment Plan

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

The Company has adopted a distribution reinvestment plan that allows stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company's distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income tax laws, may incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company's common stock in cash.

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
While there is no minimum holding period, purchased shares (excluding shares acquired via the Company's distribution reinvestment plan) redeemed within 365 days of the date of a stockholder's initial purchase will be redeemed at the Company's NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

During the years ended December 31, 2020, 2019 and 2018, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2020	Shares	Weighted Average Share Price	Amount
Class A	393,390	$14.17	$5,574
Class I	1,164,337	14.28	16,613
Class T	38,867	14.17	550
Class D	176,101	14.45	2,544
Class N	—	—	—

Year Ended December 31, 2019	Shares	Weighted Average Share Price	Amount
Class A	209,563	$14.28	$2,992
Class I	156,698	14.37	2,250
Class T	23,164	14.35	331
Class D	—	—	—

Year Ended December 31, 2018	Shares	Weighted Average Share Price	Amount
Class A	576,130	$13.95	$8,036
Class I	181,840	13.98	2,534
Class T	—	—	—

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend any ongoing public or private offering, including the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter.

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
December 31, 2020
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

Pursuant to the Compensation Plans, upon completion of each annual stockholder meeting, the Company grants $10 of shares of restricted Class I common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s Class I Share price on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	17,094	$14.34	—	$—
Changes during the period:
Granted	2,106	$14.24	22,094	$14.34
Vested	(7,094)	$14.33	(5,000)	$14.34
Forfeited	—	$—	—	$—
Outstanding, end of period	12,106	$14.32	17,094	$14.34

Amount included in general and administrative expenses	$102		$145

Also see Note 17.

NOTE 10 - NET INCOME (LOSS) PER SHARE

The Company computes net earnings or loss per share of Class A, Class I, Class T, Class D and Class N common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2020, 2019 and 2018. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Year Ended December 31, 2020
	Class A	Class I	Class T	Class D	Class N**
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(445)	$(1,242)	$(118)	$(20)	$(1)
Allocation of performance fees	—	—	—	—	—
Total Numerator	$(445)	$(1,242)	$(118)	$(20)	$(1)
Denominator - weighted average number of common shares outstanding	3,682,047	10,297,156	978,268	167,991	13,484
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)	$(0.12)	$(0.12)
**Class N Shares were first converted from Class T Shares in November 2020

	Year Ended December 31, 2019
	Class A	Class I	Class T	Class D*
Basic and diluted net income per share:
Allocation of net loss before performance fee	$537	$1,110	$111	$13
Allocation of performance fees	(306)	(695)	(59)	(9)
Total Numerator	$231	$415	$52	$4
Denominator - weighted average number of common shares outstanding	3,712,803	7,684,718	763,773	91,669
Basic and diluted net income per share:	$0.06	$0.05	$0.07	$0.04
*Class D Shares were initially issued in June 2019
	Year Ended December 31, 2018
	Class A	Class I	Class T
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,282)	$(1,766)	$(108)
Allocation of performance fees	(207)	(353)	(14)
Total Numerator	$(1,489)	$(2,119)	$(122)
Denominator - weighted average number of common shares outstanding	3,691,760	5,085,231	310,304
Basic and diluted net loss per share:	$(0.40)	$(0.42)	$(0.39)

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
December 31, 2020
(in thousands, except share and per share data)

plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.

Shown below are details of the Company's distributions for 2020, 2019 and 2018.

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203	$0.00192349	$0.00196145
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$1,342	$5,344
Distributions reinvested	1,339	1,355	1,377	1,411	5,482
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826
Class A Shares issued upon reinvestment	25,107	24,380	23,778	23,876	97,141
Class I Shares issued upon reinvestment	63,595	67,373	68,581	69,727	269,276
Class T Shares issued upon reinvestment	4,177	4,451	4,371	4,336	17,335
Class D Shares issued upon reinvestment	—	—	—	4	4
Class N Shares issued upon reinvestment**	—	—	—	125	125
**Class N Shares were first converted from Class T Shares in November 2020

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Class A	$643	$611	$594	$605	$2,453
Class I	1,866	1,875	1,889	1,952	7,582
Class T	163	164	162	164	653
Class D	36	35	35	30	136
Class N**	—	—	—	2	2
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826
**Class N Shares were first converted from Class T Shares in November 2020

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Declared daily distribution rate, before adjustment for class-specific fees	$0.00193545	$0.00195924	$0.00197058	$0.00198517
Distributions paid or payable in cash	$1,000	$1,105	$1,238	$1,298	$4,641
Distributions reinvested	841	954	1,079	1,265	4,139
Distributions declared	$1,841	$2,059	$2,317	$2,563	$8,780
Class A Shares issued upon reinvestment	22,405	23,894	24,576	25,099	95,974
Class I Shares issued upon reinvestment	34,329	39,949	47,367	58,799	180,444
Class T Shares issued upon reinvestment	2,250	2,736	2,891	3,243	11,120
Class D Shares issued upon reinvestment*	—	—	—	—	—
* Class D Shares were initially issued in June 2019.

	Three Months Ended				Total
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Class A	$588	$620	$636	$646	$2,490
Class I	1,147	1,314	1,508	1,734	5,703
Class T	106	123	137	146	512
Class D*	—	2	36	37	75
Distributions declared	$1,841	$2,059	$2,317	$2,563	$8,780
* Class D Shares were initially issued in June 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Declared daily distribution rate, before adjustment for class-specific fees	$0.00189004	$0.00190140	$0.00192261	$0.00192836
Distributions paid or payable in cash	$781	$831	$928	$981	$3,521
Distributions reinvested	619	662	734	802	2,817
Distributions declared	$1,400	$1,493	$1,662	$1,783	$6,338
Class A Shares issued upon reinvestment	22,714	22,901	23,500	22,805	91,920
Class I Shares issued upon reinvestment	21,479	23,520	27,180	32,291	104,470
Class T Shares issued upon reinvestment	678	976	1,548	1,855	5,057

	Three Months Ended				Total
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Class A	$593	$603	$631	$604	$2,431
Class I	794	866	960	1,082	3,702
Class T	13	24	71	97	205
Distributions declared	$1,400	$1,493	$1,662	$1,783	$6,338

NOTE 12 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2020, 2019 and 2018:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

Characterization	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Ordinary income	26.1155%	20.1932%	24.4049%
Capital gain distribution	—	2.1065	—
Nondividend distributions (return of capital)	73.8845	77.7003	75.5951
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $28, $25 and $24 for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 13 — SEGMENT INFORMATION

For the years ended December 31, 2020, 2019 and 2018, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2020 and 2019, and net income (loss) for the years ended December 31, 2020, 2019 and 2018.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2020	$320,154	$20,287	$340,441
Receivables	4,977	180	5,157
Deferred leasing cost	2,641	—	2,641
Subtotal	$327,772	$20,467	$348,239

Reconciliation to total assets of December 31, 2020
Carrying value per reportable segments			$348,239
Other assets			5,755
Total assets			$353,994

Carrying value as of December 31, 2019	$331,362	$21,245	$352,607

Reconciliation to total assets of December 31, 2019
Carrying value per reportable segments			$352,607
Other assets			13,478
Total assets			$366,085

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2020
Property related income	$31,730	$—	$31,730
Investment income on marketable securities	—	646	646
Total revenues	31,730	646	32,376
Segment operating expenses	8,580	38	8,618
Net realized loss upon sale of marketable securities	—	(2,363)	(2,363)
Net unrealized change in fair value of investment in marketable securities	—	788	788
Operating income (loss)- segments	$23,150	$(967)	$22,183

Year Ended December 31, 2019
Property related income	$24,070	$—	$24,070
Investment income on marketable securities	—	624	624
Total revenues	24,070	624	24,694
Segment operating expenses	7,606	41	7,647
Net realized gain upon sale of marketable securities	—	666	666
Net unrealized change in fair value of investment in marketable securities	—	3,290	3,290
Operating income - segments	$16,464	$4,539	$21,003

Year Ended December 31, 2018
Property related income	$18,912	$—	$18,912
Investment income on marketable securities	—	506	506
Total revenues	18,912	506	19,418
Segment operating expenses	5,876	50	5,926
Net realized loss upon sale of marketable securities	—	(416)	(416)
Net unrealized change in fair value of investment in marketable securities	—	(646)	(646)
Operating income (loss)- segments	$13,036	$(606)	$12,430

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net (loss) income	2020	2019	2018
Operating income - segments	$22,183	$21,003	$12,430
General and administrative expenses	(1,849)	(1,912)	(1,845)
Advisory expenses	(2,163)	(2,828)	(1,842)
Depreciation	(7,059)	(5,579)	(4,504)
Amortization	(5,774)	(4,874)	(4,133)
Operating income	5,338	5,810	106
Interest expense	(7,164)	(5,107)	(3,835)
Net (loss) income	$(1,826)	$703	$(3,729)

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
December 31, 2020
(in thousands, except share and per share data)

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020, 2019 and 2018.

	For the Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Property related income	$8,013	$7,977	$7,729	$8,011
Investment income on marketable securities	162	131	166	187
Total revenues	8,175	8,108	7,895	8,198
Operating expenses	(6,577)	(6,380)	(6,238)	(6,268)
Interest expense	(1,952)	(1,761)	(1,732)	(1,719)
Net realized (loss) gain upon sale of marketable securities	(443)	(1,707)	(399)	186
Net unrealized change in fair value of investment in marketable securities	(4,363)	3,005	710	1,436
Net (loss) income	$(5,160)	$1,265	$236	$1,833
Weighted average number of common shares outstanding - basic and diluted Class A	3,817,002	3,691,914	3,613,878	3,606,969
Weighted average number of common shares outstanding - basic and diluted Class I	10,035,929	10,256,352	10,376,824	10,516,201
Weighted average number of common shares outstanding - basic and diluted Class T	967,167	986,078	982,012	977,780
Weighted average number of common shares outstanding - basic and diluted Class D	176,101	176,101	176,101	143,839
Weighted average number of common shares outstanding - basic and diluted Class N	—	—	—	13,484
Basic and diluted net (loss) income per share - Class A	$(0.34)	$0.08	$0.02	$0.12
Basic and diluted net (loss) income per share - Class I	$(0.34)	$0.08	$0.02	$0.12
Basic and diluted net (loss) income per share - Class T	$(0.34)	$0.08	$0.02	$0.12
Basic and diluted net (loss) income per share - Class D	$(0.34)	$0.08	$0.02	$0.12
Basic and diluted net (loss) income per share - Class N	$—	$—	$—	$0.12

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	For the Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Property related income	$5,765	$5,561	$5,787	$6,957
Investment income on marketable securities	151	150	158	165
Total revenues	5,916	5,711	5,945	7,122
Operating expenses	(5,304)	(5,219)	(5,784)	(6,533)
Interest expense	(1,293)	(1,196)	(1,138)	(1,480)
Net realized gain upon sale of marketable securities	119	146	274	127
Net unrealized changed in fair value of investment in marketable securities	2,166	189	1,254	(319)
Net income (loss)	$1,604	$(369)	$551	$(1,083)
Weighted average number of common shares outstanding - basic and diluted Class A	3,592,146	3,703,672	3,756,326	3,796,346
Weighed average number of common shares outstanding - basic and diluted Class I	6,330,885	7,105,086	8,058,111	9,208,594
Weighted average number of common shares outstanding - basic and diluted Class T	649,621	737,796	806,338	858,575
Weighted average number of common shares outstanding basic and diluted- Class D	—	11,611	176,101	176,101
Basic and diluted net income (loss) per share - Class A	$0.15	$(0.03)	$0.04	$(0.08)
Basic and diluted net income (loss) per share - Class I	$0.15	$(0.03)	$0.04	$(0.08)
Basic and diluted net income (loss) per share - Class T	$0.15	$(0.03)	$0.05	$(0.07)
Basic and diluted net income (loss) per share - Class D	$—	$(0.02)	$0.06	$(0.08)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2020
(in thousands, except share and per share data)

	For the Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Property related income	$4,503	$4,383	$4,991	$5,035
Investment income on marketable securities	89	120	137	160
Total revenues	4,592	4,503	5,128	5,195
Operating expenses	(4,198)	(4,203)	(4,863)	(4,986)
Interest expense	(904)	(884)	(1,014)	(1,033)
Net realized (loss) gain upon sale of marketable securities	(253)	(155)	202	(210)
Net unrealized changed in fair value of investment in marketable securities	(501)	981	(201)	(925)
Net (loss) income	$(1,264)	$242	$(748)	$(1,959)
Weighted average number of common shares outstanding basic and diluted - Class A	3,686,669	3,691,785	3,777,836	3,610,639
Weighted average number of common shares outstanding basic and diluted - Class I	4,467,002	4,793,077	5,202,959	5,861,271
Weighted average number of common shares outstanding basic and diluted - Class T	79,305	150,764	426,209	578,181
Basic and diluted net (loss) income per share - Class A	$(0.15)	$0.03	$(0.08)	$(0.20)
Basic and diluted net (loss) income per share - Class I	$(0.15)	$0.03	$(0.08)	$(0.22)
Basic and diluted net (loss) income per share - Class T	$(0.15)	$0.03	$(0.07)	$(0.20)

NOTE 17 — SUBSEQUENT EVENTS

On February 25, 2021, the Company's board of directors approved an amended and restated incentive compensation plan and an amended and restated independent directors compensation plan (the "Third Amended and Restated Compensation Plans"). Pursuant to the Third Amended and Restated Compensation Plans, awards of the Company's common stock will be made in shares of the Company's Class D common stock rather than Class I common stock. In addition, the Company's board of directors approved converting all currently outstanding awards of Class I shares, whether or not vested, to Class D shares. Such conversion will take place as soon as practicable.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2020 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$8,093	$2,311	$10,989	$—	$13,300	$(5,685)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(I)	6,950	3,713	9,015	282	13,010	(2,352)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	12,485	3,397	16,353	—	19,750	(4,162)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	11,516	6,519	11,980	2,771	21,270	(5,799)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	13,251	10,628	11,222	—	21,850	(2,995)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500	3,144	23,856	572	27,572	(7,691)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	12,097	2,042	19,908	—	21,950	(9,615)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	20,457	5,484	28,516	—	34,000	(5,523)	2013	9/27/2016	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	8,619	6,054	7,006	543	13,603	(1,993)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	2,418	1,642	2,749	88	4,479	(734)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	2,049	1,725	1,666	601	3,992	(490)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(J)	17,600	17,767	11,028	—	28,795	(1,807)	1983	12/31/2018	5 - 40

Providence Square, Marietta, GA, Retail	(K)	29,700	9,742	45,319	146	55,207	(3,474)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(L)	45,140	50,692	30,947	—	81,639	(1,284)	2013	12/17/2019	5 - 40
Total Investments in Real Estate		$204,875	$124,860	$230,554	$5,003	$360,417	$(53,604)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2020 for federal income tax purposes was approximately $363,576 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2020	2019	2018
	Balance at January 1	$358,982	$219,699	$169,438
	Acquisitions	—	136,700	49,637
	Additions	1,435	2,583	624
	Balance at December 31	$360,417	$358,982	$219,699

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2020	2019	2018
	Balance at January 1	$41,839	$32,414	$24,182
	Depreciation and amortization expense	11,765	9,425	8,232
	Balance at December 31	$53,604	$41,839	$32,414

(E)          Encumbrance of $78,500 is from the line of credit that is secured by the properties listed above.
(F)          Includes gross intangible lease assets of $63,691 and gross intangible lease liabilities of $18,565.
(G)         Commerce Corner has an encumbrance of $12,485 from Hartford Life Insurance Company.
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