Form 10-Q
period 2021-03-31
RREEF Property Trust, Inc.
filed 2021-05-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 7, 2021, the registrant had 3,657,747 shares of Class A common stock, $.01 par value, outstanding, 10,798,423 shares of Class I common stock, $.01 par value, outstanding, 962,093 shares of Class T common stock, $.01 par value, outstanding, 706,834 shares of Class D common stock, $.01 par value, outstanding, 56,785 shares of Class N common stock, $.01 par value, outstanding, and no shares of Class S, Class M-I, Class T2 or Class Z common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $29,982 and $28,371, respectively	159,747	161,379
Furniture, fixtures and equipment, less accumulated depreciation of $484 and $460, respectively	198	221
Acquired intangible lease assets, less accumulated amortization of $31,372 and $29,997, respectively	32,319	33,694
Total investment in real estate assets, net	317,124	320,154
Investment in marketable securities	22,140	20,287
Total investment in real estate assets and marketable securities, net	339,264	340,441
Cash and cash equivalents	5,005	4,133
Receivables, net of allowance for doubtful accounts of $59 and $56, respectively	5,714	5,279
Deferred leasing costs, net of amortization of $1,249 and $1,146, respectively	2,540	2,641
Prepaid and other assets	1,950	1,500
Total assets	$354,473	$353,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$76,756	$78,458
Mortgage loans payable, net	125,505	125,560
Accounts payable and accrued expenses	2,578	2,171
Due to affiliates	14,812	14,454
Note to affiliate, net of unamortized discount of $774 and $817, respectively	4,609	4,566
Acquired below market lease intangibles, less accumulated amortization of $5,443 and $5,224, respectively	13,122	13,341
Distributions payable	462	443
Other liabilities	2,359	2,038
Total liabilities	240,203	241,031
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 3,646,533 and 3,631,999 issued and outstanding, respectively	36	36
Class D common stock, 15,376 and 697 issued and outstanding, respectively	—	—
Class I common stock, 10,719,690 and 10,561,139 issued and outstanding, respectively	107	106
Class M-I common stock, none issued	—	—
Class N common stock, 56,577 and 26,646 issued	—	—
Class S common stock, none issued	—	—
Class T common stock, 952,904 and 961,750 issued and outstanding, respectively	10	10
Class T2 common stock, none issued	—	—
Class Z common stock, none issued	—	—
Additional paid-in capital	173,485	171,161
Deficit	(59,368)	(58,350)
Total stockholders' equity	114,270	112,963
Total liabilities and stockholders' equity	$354,473	$353,994
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Property related income	$8,207	$8,013
Investment income on marketable securities	144	162
Total revenues	8,351	8,175
Expenses
General and administrative expenses	554	540
Property operating expenses	2,368	2,238
Advisory fees	747	539
Depreciation	1,635	1,779
Amortization	1,422	1,481
Total operating expenses	6,726	6,577
Net realized gain (loss) upon sale of marketable securities	671	(443)
Net unrealized change in fair value of investment in marketable securities	1,082	(4,363)
Operating income (loss)	3,378	(3,208)
Interest expense	(1,685)	(1,952)
Net income (loss)	$1,693	$(5,160)

Basic and diluted net income (loss) per share of Class A common stock	$0.11	$(0.34)
Basic and diluted net income (loss) per share of Class I common stock	$0.11	$(0.34)
Basic and diluted net income (loss) per share of Class T common stock	$0.11	$(0.34)
Basic and diluted net loss per share of Class D common stock	$(0.11)	$(0.34)
Basic and diluted net income (loss) per share of Class N common stock	$0.11	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$112,963
Issuance of common stock	—	—	378,116	3	5,520	—	5,523
Issuance of common stock through the distribution reinvestment plan	—	—	94,352	—	1,374	—	1,374
Redemption of common stock	—	—	(265,403)	(2)	(3,847)	—	(3,849)
Distributions to investors	—	—	—	—	—	(2,711)	(2,711)
Offering costs	—	—	—	—	(748)	—	(748)
Equity based compensation	—	—	1,784	—	25	—	25
Net income	—	—	—	—	—	1,693	1,693
Balance, March 31, 2021	—	$—	15,391,080	$153	$173,485	$(59,368)	$114,270

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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,693	$(5,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,635	1,779
Net realized (gain) loss upon sale of marketable securities	(671)	443
Net unrealized change in fair value of marketable securities	(1,082)	4,363
Share based compensation	25	25
Amortization of intangible lease assets and liabilities	1,259	1,315
Amortization of deferred financing costs	84	97
Straight line rent	(332)	(157)
Amortization of discount on note to affiliate	43	38
Changes in assets and liabilities:
Receivables	(58)	151
Deferred leasing costs	(16)	(12)
Prepaid and other assets	(470)	(446)
Accounts payable and accrued expenses	694	409
Other liabilities	303	169
Due to affiliates	205	(1,065)
Net cash provided by operating activities	3,312	1,949
Cash flows from investing activities:
Improvements to real estate assets	(216)	(873)
Investment in marketable securities	(4,996)	(7,087)
Proceeds from sale of marketable securities	4,944	7,066
Net cash used in investing activities	(268)	(894)
Cash flows from financing activities:
Proceeds from line of credit	1,000	6,500
Repayment of line of credit	(2,500)	(13,500)
Repayment of mortgage loans payable	(86)	(65)
Proceeds from issuance of common stock	5,458	15,281
Payment of financing costs	(255)	—
Payment of offering costs	(557)	(982)
Distributions to investors	(1,318)	(1,337)
Redemption of common stock	(3,914)	(4,901)
Net cash (used in) provided by financing activities	(2,172)	996
Net increase in cash and cash equivalents	872	2,051
Cash and cash equivalents, beginning of period	4,133	4,234
Cash and cash equivalents, end of period	$5,005	$6,285
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2021	2020
Distributions declared and unpaid	$462	$473
Common stock issued through the distribution reinvestment plan	1,374	1,339
Purchases of marketable securities not yet paid	80	231
Proceeds from sale of marketable securities not yet received	69	131
Proceeds from issuance of common stock not yet received	151	533
Redemption of common stock not yet paid	—	1,046
Extinguishment on note to affiliate	—	3,567
Discount on note to affiliate	—	236
Accrued offering costs not yet paid	462	4,565
Capital expenditures not yet paid	8	512

Supplemental Cash Flow Disclosures:
Interest paid	$1,554	$1,669

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

On January 8, 2020, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-232425), pursuant to which the Company is offering for sale up to $2,300,000 in any combination of shares of its Class A common stock, $0.01 par value per share ("Class A Shares"), Class I Shares or Class T common stock, $0.01 par value per share ("Class T Shares") consisting of up to $2,100,000 in its primary offering and up to $200,000 of shares of its Class A Shares, Class I Shares, Class N common stock, $0.01 par value per share ("Class N Shares") or Class T Shares pursuant to its distribution reinvestment plan, to be sold on a "best efforts" basis for the Company's second follow-on public offering (the "Second Follow-On Public Offering"). The Follow-On Public Offering terminated upon the commencement of the Second Follow-On Public Offering. Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offerings are collectively referred to as the "Offerings."

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
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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

The Company's NAV per share for its Class A, Class I, Class T, Class D and Class N Shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I, Class T, Class D, and Class N Shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTDX, and ZRPTNX, respectively. The Company's NAV per share for each of its Class M-I, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for each particular share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2021. The interim financial data as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the expected hold period for the investment, the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is potentially impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
within independent appraisals obtained quarterly by the Company from its independent valuation agent or other third-party appraisers. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. For the three months ended March 31, 2021 and 2020, the Company did not incur an impairment loss.

Organization and Offering Costs

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company with respect to a particular public Offering will not exceed 15% of the gross proceeds from such particular public Offering. In addition, the Company will not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of the each public Offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public Offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2021 and December 31, 2020, the Company has accrued $14,241 and $14,089, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

In accordance with FASB Topic 842, Leases (ASC 842), and related ASU's that amended or clarified certain provisions of ASC 842, the Company elected a practical expedient to not separate lease and non-lease components of a lease and instead accounts for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company evaluates the lease and non-lease components within its leases under the practical expedient and reports rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the recent and ongoing coronavirus pandemic. As of March 31, 2021, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company originally granted Class I Shares to its independent directors (see Note 9), which qualified as participating securities. During the three months ended March 31, 2021, the Company converted the granted shares from Class I Shares to Class D Shares for its independent directors (see Note 9), which qualify as participating securities. Future Annual Share Grant Awards (defined in Note 9 below) will be in Class D Shares.

Risks and Uncertainties

As of March 31, 2021 and December 31, 2020, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Through March 31, 2021,the Company did not incur significant disruptions from the coronavirus pandemic. Nonetheless, the extent to which the coronavirus pandemic impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
resistant to available vaccines, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. Among the cash on hand, ongoing net capital raise and availability under the Company's line of credit, the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company's line of credit matures on February 27, 2023. Based on recent authoritative announcements, LIBOR for the durations which apply to the Company's line of credit will continue to be published until June 30, 2023. As the Company's line of credit matures prior to such date, the Company currently does not expect ASU 2020-04 to have a material impact on its consolidated financial statements.

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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at March 31, 2021 and December 31, 2020 approximated its fair value of $77,000 and $78,500,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
respectively. The Company estimated the fair value of the Company's mortgage loans payable at $126,001 and $126,868 as of March 31, 2021 and December 31, 2020, respectively. If the valuation of the Company's properties as of March 31, 2021 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,100 and $4,100 as of March 31, 2021 and December 31, 2020, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2021 and December 31, 2020.

				Range
	Fair Value at March 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$77,000	Discounted cash flow	Loan to value	51.3%	51.4%	51.3%
			Market interest rate	1.81%	1.81%	1.81%
Mortgage Loans Payable	126,001	Discounted cash flow	Loan to value	36.7%	60.5%	49.7%
			Market interest rate	2.65%	4.55%	3.84%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%

				Range
	Fair Value at December 31, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,500	Discounted cash flow	Loan to value	52.6%	52.6%	52.6%
			Market interest rate	1.85%	1.85%	1.85%
Mortgage Loans Payable	126,868	Discounted cash flow	Loan to value	36.9%	60.1%	50.3%
			Market interest rate	2.65%	4.65%	3.68%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
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

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the three months ended March 31, 2021 and 2020.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2021, the Company owned 14 properties with a total of 59 tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. As of March 31, 2020, the Company owned 14 properties with a total of 60 tenants comprised of four office properties (including one medical office property), four retail properties and five industrial properties and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Lease revenue [1]	$7,711	$7,691
Straight-line revenue	332	157
Above- and below-market lease amortization, net	190	190
Lease incentive amortization	(26)	(25)
Property related income	$8,207	$8,013
¹Lease revenue includes $1,342 and $1,226 of variable income from tenant reimbursements for the three months ended March 31, 2021 and 2020, respectively.
For three months ended March 31, 2021, the Company entered into one agreement with a tenant that included an immaterial amount of abatement of rent. For tenants with whom the Company has previously agreed to deferral of past due rent, such deferred rent is scheduled to be fully paid by July 2021, and all such deferred rent that has become due under the deferral agreements as of March 31, 2021 has been paid.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of March 31, 2021 are as follows:

Year	Amount
Remainder of 2021	$19,496
2022	23,139
2023	17,755
2024	14,117
2025	13,312
Thereafter	46,299
$134,118

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

	Percent of property related income
Property	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Providence Square, Marietta, GA	14.4%	14.0%
Seattle East Industrial, Redmond, WA	13.2	13.4
Flats at Carrs Hill, Athens, GA	10.7	10.3
Loudoun Gateway, Sterling, VA	10.0	9.5
Elston Plaza, Chicago, IL	9.5	10.3
Total	57.8%	57.5%

	Percent of property related income
Tenant	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
FedEx Ground - Seattle East Industrial	13.2%	13.4%
Orbital ATK Inc. - Loudoun Gateway	10.0	9.5
Total	23.2%	22.9%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2021	March 31, 2020
FedEx Ground - Seattle East Industrial	14.5%	15.1%
Orbital ATK Inc. - Loudoun Gateway	11.5	11.6
Total	26.0%	26.7%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	March 31, 2021	December 31, 2020
Marketable securities—cost	$16,891	$16,120
Unrealized gains	5,276	4,210
Unrealized losses	(27)	(43)
Net unrealized gain	5,249	4,167
Marketable securities—fair value	$22,140	$20,287

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2021 and 2020, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
generated proceeds of $4,924 and $7,032, respectively, resulting in gross realized gains of $703 and $397, respectively, and gross realized losses of $32 and $840, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit had a three-year term maturing February 27, 2021. The Company had two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. On February 26, 2021, the Company exercised both extension options via an amendment to the Wells Fargo Line of Credit, thereby extending the maturity date to February 27, 2023. No other terms of the Wells Fargo Line of Credit were changed.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2021, the outstanding balance under the Wells Fargo Line of Credit was $77,000 and the weighted average interest rate was 1.81%. As of December 31, 2020, the outstanding balance was $78,500 and the weighted average interest rate was 1.85%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2021, the Company's maximum borrowing capacity was $92,982.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2021.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2021 and December 31, 2020.

	Balance at
Lender	March 31, 2021	December 31, 2020
Wells Fargo	$77,000	$78,500
Deduct: Deferred financing costs, less accumulated amortization	(244)	(42)
Line of credit, net	$76,756	$78,458

Mortgage Loans

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2021 and December 31, 2020.

		Balance at
Lender	Encumbered Property	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,418	$12,485	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,932	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,290	$126,375
Deduct: Deferred financing costs, less accumulated amortization		(784)	(815)
Mortgage loans payable, net		$125,505	$125,560

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2021 are as follows:

Year	Amount
Remainder of 2021	$418
2022	717
2023	89,388
2024	474
2025	493
Thereafter	111,800
Total	$203,290

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
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of March 31, 2021 to be probable and recognized a performance component during the three months ended March 31, 2021 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Fixed component	$547	$539
Performance component	200	—
	$747	$539

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

For the three months ended March 31, 2021 and 2020, RREEF America incurred $51 and $64 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2021 and December 31, 2020, the Company had a payable to RREEF America of $51 and $51, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under the Advisory Agreement. RREEF America incurred these expenses until the date upon which the aggregate Expense Payments by RREEF America reached $9,200. As of December 31, 2015, the Company had incurred a total of $9,200 in Expense Payments. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Reg D Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.

In accordance with the Expense Support Agreement, the Company was to reimburse RREEF America $250 per quarter (the "Quarterly Reimbursement"), representing a non-interest bearing note due to RREEF America ("Note to Affiliate") which was subject to the imputation of interest. In accordance therewith, on January 1, 2016, the Company recorded a discount on the Note to Affiliate in the amount of $1,862 which was to be amortized to interest expense over the contractual reimbursement period using the effective interest method. Further, the Company made one payment of $250 to RREEF America in the first quarter of 2016, leaving a balance due of $8,950 and which was comprised of $3,567 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Private Offerings and $5,187 in operating expenses.

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of March 31, 2021. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through March 31, 2020, using the new discount rate of 3.75%, the Company amortized $4 of the discount on the Note to Affiliate into interest expense. For the three months ended March 31, 2021, the Company amortized $43 of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of March 31, 2021 and December 31, 2020, the Company has accrued $126 and $122, respectively, in Trailing Fees currently payable to the Dealer Manager, and $14,241 and $14,089, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2021 and 2020, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $38 and $59, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2021 and 2020, the Dealer Manager incurred $3 and $67, respectively, in such costs on behalf of the Company. As of March 31, 2021 and December 31, 2020, the Company had payable to the Dealer Manager $3 and $5, respectively, of such costs which was included in due to affiliates on the consolidated balance sheets.

Reimbursement Limitations

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
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
For the Company's initial public offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2021, estimated accrued Trailing Fees payable in the future of $3,211.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2021, estimated accrued Trailing Fees payable in the future of $8,163.
For the Second Follow-On Public Offering as of March 31, 2021, the Company raised $40,486 in gross proceeds and incurred $4,701 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $2,867.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2021, total operating expenses of the Company were $4,246, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Reimbursable under the Advisory Agreement	$51	$51
Reimbursable under the Dealer Manager Agreement	3	5
Advisory fees	391	187
Accrued Trailing Fees	14,367	14,211
Due to affiliates	$14,812	$14,454

Note to Affiliate	$5,383	$5,383
Unamortized discount	(774)	(817)
Note to Affiliate, net of unamortized discount	$4,609	$4,566

NOTE 9 — CAPITALIZATION

Under the Company's charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company's authorized shares of common stock are allocated between classes as follows:

Common Stock	No. of Authorized Shares
Class A Shares	45,000,000
Class D Shares	45,000,000
Class I Shares	200,000,000
Class M-I Shares	200,000,000
Class N Shares	150,000,000
Class S Shares	200,000,000
Class T Shares	5,000,000
Class T2 Shares	150,000,000
Class Z Shares	5,000,000
1,000,000,000

Class A Shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I Shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class M-I Shares will not incur any up-front commissions or trailing fees. Class S Shares are subject to selling commissions of up to 3% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately seven years. Class T Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. Class T2 Shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 0.50% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately six years. Class D Shares sold in the Private Offerings are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Class Z Shares are expected to be sold only in a private offering.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
(ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N Shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2021, 44,001 Class T Shares were converted to 44,001 Class N Shares.

Stock Issuance

During the three months ended March 31, 2021 and 2020, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Three months Ended March 31, 2021		Three months Ended March 31, 2020
	No. of shares	Amount	No. of shares	Amount
Class A Shares	23,241	$342	35,762	$531
Class D Shares	—	—	—	—
Class I Shares	318,880	4,632	960,826	13,933
Class T Shares	35,995	549	55,884	852
Total		$5,523		$15,316
There were no Class M-I, S, T2 or Z Shares issued as of March 31, 2021.

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
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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

During the three months ended March 31, 2021 and 2020, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the three months ended March 31, 2021.

Three Months Ended March 31, 2021	Shares	Weighted Average Share Price	Amount
Class A	32,081	$14.52	$466
Class I	214,104	14.49	3,103
Class T	4,672	14.49	67
Class D	—	—	—
Class N	14,546	14.65	213

Three Months Ended March 31, 2020	Shares	Weighted Average Share Price	Amount
Class A	97,565	$14.28	$1,393
Class I	308,331	14.29	4,404
Class T	—	—	—
Class D	—	—	—

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
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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

Pursuant to the independent director compensation plan, upon completion of each annual stockholder meeting, the Company grants $10 of shares of restricted common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards will be determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Annual Share Grant Awards granted in May 2019 and May 2020 were restricted Class I Shares. The Company has elected to account for any forfeitures of restricted stock awards as they occur.

On February 25, 2021, the Company's board of directors amended and restated the Compensation Plans to provide that all future awards of the Company's common stock pursuant to the Compensation Plans, including the Annual Share Grant Awards, will be made in restricted Class D Shares rather than restricted Class I Shares. In addition, the Company's board of directors approved the conversion of all then-outstanding awards of Class I Shares previously granted to the Company’s independent directors, whether or not vested, to Class D Shares. Conversion of all such unvested Class I shares occurred in March 2021 and conversion of all vested Class I shares occurred in March and April 2021.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	12,106	$14.32	17,094	$14.34
Changes during the period:
Granted	—	—	—	—
Vested	(5,007)	14.34	(5,000)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	7,099	14.31	12,094	14.34

Amount included in general and administrative expenses	$25		$25
*After conversion from Class I Shares in March 2021.

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive for the three months ended March 31, 2021 and 2020.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Class A	Class I	Class T	Class D	Class N
Basic and diluted net income (loss) per share:
Allocation of net income (loss) before performance fee	$452	$1,316	$119	$ **	$6
Allocation of performance fees	(46)	(141)	(12)	**	(1)
Total numerator	$406	$1,175	$107	$ **	$5
Denominator - weighted average number of common shares outstanding	3,648,711	10,623,391	962,593	1,682	46,511
Basic and diluted net income (loss) per share:	$0.11	$0.11	$0.11	$(0.11)	$0.11
** For the three months ended March 31, 2021, a net loss was allocated to Class D in the amount of $179 (not in thousands). Under the two-class method, undistributed losses are not allocated to unvested shares in determining net income (loss) per share, resulting in undistributed losses being fully allocated to the actual outstanding shares of each share class. The impact is more significant when the number of unvested shares for a share class is significant compared to the number of actual outstanding shares for such share class.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00198576
Distributions paid or payable in cash	$1,337	$1,369
Distributions reinvested	1,374	1,339
Distributions declared	$2,711	$2,708
Class A Shares issued upon reinvestment	23,374	25,107
Class I Shares issued upon reinvestment	66,027	63,595
Class T Shares issued upon reinvestment	3,832	4,177
Class D Shares issued upon reinvestment	643	—
Class N Shares issued upon reinvestment*	476	—
*Class N Shares were first converted from Class T Shares in November 2020

	Three Months Ended March 31,
	2021	2020
Class A	$601	$643
Class I	1,933	1,866
Class T	159	163
Class D	9	36
Class N*	9	—
Distributions declared	$2,711	$2,708
*Class N Shares were first converted from Class T Shares in November 2020

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25 and $26 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 13 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

For three months ended March 31, 2021 and 2020, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2021 and December 31, 2020 and net income (loss) for the three months ended March 31, 2021 and 2020.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2021	$317,124	$22,140	$339,264
Receivables	5,416	125	5,541
Deferred leasing cost	2,540	—	2,540
Prepaid and other assets	583	—	583
Subtotal	$325,663	$22,265	$347,928

Reconciliation to total assets of March 31, 2021
Carrying value per reportable segments			$347,928
Other assets			6,545
Total assets			$354,473

Carrying value as of December 31, 2020	$320,154	$20,287	$340,441
Receivables	4,977	180	5,157
Deferred leasing cost	2,641	—	2,641
Subtotal	$327,772	$20,467	$348,239

Reconciliation to total assets of December 31, 2020
Carrying value per reportable segments			$348,239
Other assets			5,755
Total assets			$353,994

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2021	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,207	$—	$8,207
Investment income on marketable securities	—	144	144
Total revenues	8,207	144	8,351
Segment operating expenses	2,368	7	2,375
Net realized gain upon sale of marketable securities	—	671	671
Net unrealized change in fair value of investment in marketable securities	—	1,082	1,082
Operating income - segments	$5,839	$1,890	$7,729

Three Months Ended March 31, 2020
Property related income	$8,013	$—	$8,013
Investment income on marketable securities	—	162	162
Total revenues	8,013	162	8,175
Segment operating expenses	2,238	14	2,252
Net realized loss upon sale of marketable securities	—	(443)	(443)
Net unrealized change in fair value of investment in marketable securities	—	(4,363)	(4,363)
Operating income (loss)- segments	$5,775	$(4,658)	$1,117

		Three Months Ended March 31,
Reconciliation to net income (loss)		2021	2020
Operating income - segments		$7,729	$1,117
General and administrative expenses		(547)	(526)
Advisory expenses		(747)	(539)
Depreciation		(1,635)	(1,779)
Amortization		(1,422)	(1,481)
Operating income (loss)		3,378	(3,208)
Interest expense		(1,685)	(1,952)
Net income (loss)		$1,693	$(5,160)

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
March 31, 2021
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since March 31, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2020. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTNX, ZRPTTX and ZRPTDX for our Class A shares, Class I shares, Class N shares, Class T shares and Class D shares, respectively. The NAV per share for each of our Class M-I, Class S and Class T2 Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of the independent board members. The current term expires April 21, 2022.

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

On January 15, 2016, we filed articles supplementary to our articles of incorporation to add a newly-designated Class D common stock, $0.01 par value per share, or our Class D shares. On January 20, 2016, we commenced a private offering of up to a maximum of $350,000 in Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act and other applicable exemptions.

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

On April 22, 2020, we filed articles supplementary to our articles of incorporation to add newly-designated Class M-I common stock, $0.01 par value per share, Class S common stock, $0.01 par value per share, Class T2 common stock, $0.01 par value per share and Class Z common stock, $0.01 par value per share. Class M-I shares, Class S shares and Class T2 shares are available for sale in our second follow-on offering. Class Z shares are only expected to be offered in a private offering.

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

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations as a result of the coronavirus pandemic from the beginning of the pandemic through March 31, 2021, the extent to which the pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. We collected 99.8% of our contractual rental revenue for the three months ended March 31, 2021, and we collected approximately 99.8% of our contractual rental revenue for the month of April 2021. Among these four sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of March 31, 2021, the stores of all of our retail tenants were open.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective first quarter 2021 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We have and are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements. From the beginning of the pandemic through March 31, 2021, we had entered into nine agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for our entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for our entire property portfolio. We applied the FASB's recently issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. For tenants with whom we have agreed to deferral of past due rent, such deferred rent is scheduled to be fully paid by July 2021, and all such deferred rent that has become due under the deferral agreements as of March 31, 2021 has been paid.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets reacted to the onset of the coronavirus pandemic. While the value of our real estate securities portfolio has recovered the majority of its value as of March 31, 2021, the rapid development and fluidity of the coronavirus pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, including how the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and an increase in unemployment in the U.S.

We intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. Our real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of our available liquidity that could be quickly converted to cash. In addition, we may consider various options, including reducing our distributions or limiting our share redemption program.

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2021, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of March 31, 2021, our weighted average remaining lease term for active leases was 4.5 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2021:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	73.7
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	10	94.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.5
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	43	97.1
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	99.1
Apartment Total		135,864	138	99.1
Grand Total		1,672,767	59/138	97.6%

(1) Leased percentage is based on executed leases as of March 31, 2021, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2021, our real estate equity securities portfolio consisted of publicly-traded common stock of 34 REITs with a value of $22,140. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of March 31, 2021:

Marketable Securities Portfolio Diversification

Apartment: 24.8%
Data Centers: 11.1%
Healthcare: 11.8%
Hotels: 6.2%
Industrial: 14.0%
Net Lease: 0.5%
Office: 6.1%
Regional Malls: 6.4%
Retail: 6.8%
Self Storage: 9.4%
Specialty: 2.9%

As of March 31, 2021, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	8.5%
Equinix, Inc.	Data Centers	7.8
Simon Property Group, Inc.	Regional Malls	6.4
AvalonBay Communities, Inc.	Apartment	5.4
Extra Space Storage Inc.	Self Storage	5.4
Welltower, Inc.	Healthcare	5.0
Equity Residential	Apartment	4.8
Sun Communities, Inc.	Apartment	4.4
Mid-America Apartment Communities, Inc.	Apartment	4.1
Life Storage, Inc.	Self Storage	4.1
Total		55.9%

Market Outlook

Commercial real estate delivered healthy returns in the fourth quarter of 2020, capping a tumultuous but surprisingly resilient year for the asset class. Having suffered a brief setback in the second quarter of 2020 amid COVID fears, the market steadily improved as, we believe, robust fundamentals fueled industrial performance and low interest rates underpinned asset values across the board. Total returns for core institutional real estate remained positive at 1.6% in 2020, as steady income returns offset a modest price declines of 2%-3%, as reported by the National Council of Real Estate Investment Fiduciaries ("NCREIF") in December 2020.

Real estate was not immune to the pandemic. Within core institutional real estate, net operating income plunged 8% in 2020, the largest decline on record (with data back to 1984), with the retail property sector bearing the greatest damage (-21%), based on data from NCREIF in December 2020. However, according to the Bureau of Labor Statistics (March 2021), the economy recovered steadily from spring lockdowns, evidenced in a plunging unemployment rate (from a peak of 14.8% in April 2020 to 6.7% in December 2020 and 6% in March 2021). We believe that real estate fundamentals will improve in 2021 as rampant stimulus supports economic and leasing activity, as deliveries of competitive supply dwindle due to a construction slowdown last year. Still, we anticipate the real estate recovery will not be uniform. We believe that the apartment sector will revive in the summer, followed by the office and retail sectors in 2022. Meanwhile, we expect that the industrial sector will escape relatively unscathed.

We believe that broader capital market conditions will remain supportive of the asset class. Real estate income returns continue to provide an attractive spread relative to risk-free rates; in the past, spreads at similar levels have typically led to double-digit annual returns over the ensuing 3-5 years (according to NCREIF, the Federal Reserve and DWS, March 2021). Interest rates have edged higher since the beginning of 2021, based on data from the Federal Reserve (April 2021). However, in our view this increase has been largely driven by rising inflation expectations stemming from extraordinary stimulus measures (evidenced in soaring personal incomes and savings rates and an unprecedented nearly 30% year-over-year jump in the M2 money supply), as reported by the Census Bureau and the Federal Reserve in February 2021. Historically, real estate has functioned as an effective partial hedge against inflation risks, as rents and asset values have typically correlated with inflation over time (according to NCREIF, the Census Bureau and DWS, March 2021). Coupled with a steady improvement in the fundamentals, we believe that this backdrop is conducive to capital appreciation as the country emerges from the pandemic.

Results of Operations

Through March 31, 2021, we have acquired 14 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three Months Ended March 31, 2021 and 2020

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 and 2020, all of our properties are considered same-store properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	Change
Lease revenue
Lease revenue - same-store portfolio	$7,711	$7,691	$20
Total lease revenue	7,711	7,691	20

Property operating expenses
Same-store portfolio	2,368	2,238	130
Total property operating expenses	2,368	2,238	130

Net operating income
Same-store portfolio	5,343	5,453	(110)
Total net operating income	5,343	5,453	(110)

Adjustments to lease revenue
Straight-line revenue	332	157	175
Above- and below-market lease amortization, net	190	190	—
Lease incentive amortization	(26)	(25)	(1)
Depreciation	(1,635)	(1,779)	144
Amortization	(1,422)	(1,481)	59
General and administrative expenses	(554)	(540)	(14)
Advisory fees	(747)	(539)	(208)
Interest expense	(1,685)	(1,952)	267

Marketable securities
Investment income on marketable securities	144	162	(18)
Net realized gain (loss) on marketable securities	671	(443)	1,114
Net unrealized change in fair value of marketable securities	1,082	(4,363)	5,445
Net income (loss)	$1,693	$(5,160)	$6,853

Property Operations

Each of our total lease revenue and total property operating expenses for the three months ended March 31, 2021 increased compared to those from the same period in 2020, resulting in a decrease to net operating income.

Our total same-store net operating income for the three months ended March 31, 2021 and 2020 reflects all 14 properties in the portfolio. Same-store lease revenue for the three months ended March 31, 2021 increased from the same period in 2020 due in part to one new lease at Anaheim Hills Office Plaza which began paying rent in December 2020, thereby increasing same-store lease revenue by $63 compared to the three months ended March 31, 2020. Further increasing same-store lease revenue were contractually stepped-up rents at several leases across the portfolio, higher rents at The Flats at Carrs Hill for the 2020-2021 school year and higher tenant reimbursements across the portfolio. These increases in same-store lease revenue were offset by a decrease of $241 at Heritage Parkway due to a 5-year lease renewal with Allstate which provided free rent for two months in 2021.

Same-store property operating expenses for the three months ended March 31, 2021 increased from the same period in 2020 due to higher snow removal costs, as well as higher real estate taxes, insurance, contractual and professional fees, offset by lower utility costs, building maintenance and repairs, legal fees and dues, licenses and permits.

Straight-Line Revenue

The increase in straight-line revenue for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the aforementioned free rent for Allstate which resulted in an increase of $224 in straight-line revenue during the three months ended March 31, 2021 relative to the 2020 period. This increase was offset by decreases resulting from contractual rent increases for various leases across the portfolio.

Lease Intangible Amortization

During the three months ended March 31, 2021, the net amount of above- and below-market lease amortization was unchanged from the same period in 2020. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties decreased in the 2021 period compared to the 2020 period as certain acquisition-related asset components reached the end of their amortization period.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the three months ended March 31, 2021 increased from the same period in 2020 primarily due to slightly higher directors and officers insurance and audit fees.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2021 period compared to the 2020 period which is commensurate with the overall increase in our average NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $200. For the three months ended March 31, 2020, the total return of each share class did not exceed the required Hurdle Amount, applied on a pro rata basis as applicable.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2021 over the same period in 2020 was primarily due to a decrease in the 1-month LIBOR rate of approximately 130 basis points, on average, for the three months ended March 31, 2021 compared to the same period in 2020. As a result, our weighted average all-in interest rate on all of our loan obligations was 3.0% and 3.5% for the three months ended March 31, 2021 and 2020, respectively. Our total outstanding loan balance as of March 31, 2021 consisted of 62% fixed rate loans and 38% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The decrease in investment income for the three months ended March 31, 2021 compared to the 2020 period is primarily due to a lower dividend yield in the 2021 period relative to the 2020 period, resulting from the differing mix of securities held. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. For the three months ended March 31, 2021, our real estate securities portfolio posted net realized and unrealized gains of $671 and $1,082, respectively, as the economic recovery gained traction.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2021:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share
Investments in real estate (1)	$404,200	$26.15	$26.29	$26.21	$26.17	$26.17
Investments in real estate equity securities (2)	22,140	1.43	1.44	1.44	1.44	1.44
Other assets, net	9,062	0.58	0.59	0.58	0.58	0.58
Line of credit	(77,000)	(4.98)	(5.01)	(4.99)	(5.00)	(4.99)
Mortgage loans payable	(126,290)	(8.17)	(8.22)	(8.19)	(8.20)	(8.19)
Other liabilities, net	(6,513)	(0.42)	(0.42)	(0.43)	(0.35)	(0.39)
Net asset value	$225,599	$14.59	$14.67	$14.62	$14.64	$14.62
Note: No Class M-I, S, T2, or Z shares were outstanding as of March 31, 2021.

(1)  The value of our investments in real estate was approximately 11.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 31.1% more than their historical cost.

As of March 31, 2021, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of March 31, 2021. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.20%	6.64%
Retail properties	6.87%	6.10%
Industrial properties	5.63%	4.74%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of March 31, 2021 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.8% and 1.9%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of March 31, 2021 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.2%, 2.3% and 3.4%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2021.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share
Total stockholders' equity	$114,271	$7.39	$7.43	$7.40	$7.41	$7.41
Plus:
Unrealized gain on real estate investments	40,015	2.59	2.60	2.59	2.60	2.59
Accumulated depreciation	30,466	1.97	1.98	1.98	1.98	1.97
Accumulated amortization	27,178	1.76	1.77	1.76	1.76	1.76
Deferred costs and expenses, net	17,894	1.15	1.16	1.16	1.16	1.16
Less:
Deferred rent receivable	(4,225)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)
Net asset value	$225,599	$14.59	$14.67	$14.62	$14.64	$14.62
Note: No Class M-I, S, T2, or Z shares were outstanding as of March 31, 2021.

The deferred costs and expenses of $17,894 includes amounts that are initially excluded from the NAV calculation. This includes $4,414 payable to our advisor, which is less than the total amount payable to our advisor as reflected on our consolidated balance sheet as of March 31, 2021, because (1) certain amounts payable to our advisor as of March 31, 2021 were recorded as assets and as such have no impact on our NAV as of March 31, 2021, and (2) the amount payable to our advisor as reflected in due to affiliates and note to affiliate on our consolidated balance sheet includes accrued advisory fees and other amounts due under the advisory agreement which have been deducted from our NAV and thus are not deferred. The deferred amounts will be included in the NAV calculation as such costs are reimbursed to our advisor, in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). The deferred costs and expenses above additionally includes $14,241 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective first quarter 2021 reports related to the uncertain impact of the coronavirus pandemic on the property values.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,693	$(5,160)

Real estate related depreciation	1,635	1,779
Real estate related amortization	1,422	1,481
NAREIT defined FFO	4,750	(1,900)
Net unrealized change in fair value of investment in marketable securities	(1,082)	4,363
FFO as adjusted	3,668	2,463

Additional adjustments:
Straight line rents, net	(332)	(157)
Amortization of above- and below-market lease intangibles, net	(190)	(190)
Amortization of lease incentive	26	25
IPA defined MFFO	$3,172	$2,141

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of the coronavirus pandemic. We commenced our second follow-on public offering on January 8, 2020. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected nearly 99.8% of our lease revenue for the three months ended March 31, 2021, and approximately 99.8% of lease revenue was collected for the month of April 2021. The future impacts of the coronavirus pandemic cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. Through March 31, 2021, we had entered into nine agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for the entire property portfolio.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of March 31, 2021, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $43,127.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit had a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. In February 2021, we exercised both extension options via an amendment to the Wells Fargo line of credit, thereby extending the maturity date to February 27, 2023. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2021, our maximum borrowing capacity was $92,982, our outstanding balance was $77,000 and our weighted average interest rate was 1.81%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2021, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2021. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,418	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,932	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,290

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2021, we owed $51 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2021, we raised $278,842 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2021, our total operating expenses (as defined in our charter) were $4,246, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,971 in organization and offering costs and $5,229 in operating expenses. Pursuant to the ESA letter agreement dated March 24, 2020, our advisor waived reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2021 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to each follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such follow-on offering. As of March 31, 2021, our total organization and offering costs incurred with respect to the follow-on offering and the second follow-on offering did not exceed the 15% limitation for each such follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2021 and 2020 was $3,312 and $1,949, respectively. The primary reason for the increase relates to the performance component of the advisory fee. During the 2021 period, we accrued an estimated 2021 performance component of $200 whereas in the 2020 period, we paid our advisor for the 2019 performance component of $1,069. There was no performance component due to our advisor for the 2020 calendar year.

Cash flow used in investing activities during the three months ended March 31, 2021 and 2020 was $268 and $894, respectively. During the 2021 period, we paid approximately $216 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to a new lease. This compares to paid real estate improvements of $873 in the 2020 period. During the three months ended March 31, 2021 and 2020, we made no investments into our real estate securities portfolio.

Cash flow used in financing activities was $2,172 for the three months ended March 31, 2021. We received proceeds of $5,458 in our offerings and paid $557 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2021 were $1,318. Of the total distributions declared for the three months ended March 31, 2021, $1,374 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2021 that resulted in payments by us of $3,914, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $2,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $1,000 from our Wells Fargo line of credit during the three months ended March 31, 2021. We also extended the maturity date of the Wells Fargo line of credit for which we paid $255 in financing costs. Additionally, we made principal payments on two of our property specific mortgage loans totaling $86 during the three months ended March 31, 2021.

Cash flow provided by financing activities was $996 for the three months ended March 31, 2020. We received proceeds of $15,281 in our offerings and paid $982 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2020 were $1,337. Of the total distributions declared for three months ended March 31, 2020, $1,339 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the three months ended March 31, 2020 that resulted in payments by us of $4,901, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $13,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $6,500 from our Wells Fargo line of credit during 2020. Additionally, we made principal payments on the Hartford Loan of $65.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of Class A, Class I, Class T, Class D and Class N common stock outstanding. Shown below are details of the distributions:

	Three Months Ended March 31,
	2021	2020
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00198576
Distributions paid or payable in cash	$1,337	$1,369
Distributions reinvested	1,374	1,339
Distributions declared	$2,711	$2,708

Net Cash Provided by Operating Activities:	$3,312	$1,949

Funds From Operations:	$4,750	$(1,900)

For the three months ended March 31, 2021, our distributions were covered 100% by cash flow from operations. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the three months ended March 31, 2021 and 2020, the net unrealized change in fair value of our investments in marketable securities was a gain of $1,082 and a loss of $4,363, respectively. Without this net unrealized change in fair value, our FFO for the three months ended March 31, 2021 and 2020 would have been $3,668 and $2,463, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations" for the three months ended March 31, 2021 and 2020.

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

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of March 31, 2021, we had no unfulfilled redemption requests.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the most recent quarterly report on Form 10-Q.

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

Off Balance Sheet Arrangements

As of March 31, 2021, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2021, we had $77,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.8%, representing approximately a 55.8% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $385 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. In addition, the coronavirus pandemic has caused significant disruption in the financial markets due to uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2021, we owned marketable securities with a value of $22,140. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2021 would result in a change of $2,214 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since mid-March 2020, virtually all of the employees of our advisor have been working remotely due to the coronavirus pandemic. We have not experienced any material impact to our internal control over financial reporting to date as a result of the coronavirus pandemic. We are continually monitoring and assessing the potential effects of the coronavirus pandemic on the design and operating effectiveness our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2021, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021. Since that filing, there have been no material changes to our risk factors.

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
.

Three Months Ended March 31, 2021	Shares	Weighted Average Share Price
Class A	32,081	$14.52
Class I	214,104	14.49
Class T	4,672	14.49
Class D	—	—
Class N	14,546	14.65

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of March 31, 2021, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2021	148,274	$14.43	148,274	(1)
February 1 - February 28, 2021	36,612	$14.51	36,612	(1)
March 1 - March 31, 2021	80,517	$14.64	80,517	(1)
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

Date: May 11, 2021