Form 10-Q
period 2021-06-30
RREEF Property Trust, Inc.
filed 2021-08-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 6, 2021, the registrant had 3,801,732 shares of Class A common stock, $.01 par value, outstanding, 11,444,825 shares of Class I common stock, $.01 par value, outstanding, 966,310 shares of Class T common stock, $.01 par value, outstanding, 1,093,982 shares of Class D common stock, $.01 par value, outstanding, 79,018 shares of Class N common stock, $.01 par value, outstanding, 48,515 shares of Class M-I common stock, $.01 par value, outstanding, 19,703 shares of Class T2 common stock, $.01 par value, outstanding, and no shares of Class S or Class Z common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Investment in real estate assets:
Land	$124,860	$124,860
Buildings and improvements, less accumulated depreciation of $31,590 and $28,371, respectively	158,180	161,379
Furniture, fixtures and equipment, less accumulated depreciation of $507 and $460, respectively	189	221
Acquired intangible lease assets, less accumulated amortization of $32,691 and $29,997, respectively	31,000	33,694
Total investment in real estate assets, net	314,229	320,154
Investment in marketable securities	25,250	20,287
Total investment in real estate assets and marketable securities, net	339,479	340,441
Cash and cash equivalents	5,178	4,133
Receivables, net of allowance for doubtful accounts of $105 and $56, respectively	6,312	5,279
Deferred leasing costs, net of amortization of $1,352 and $1,146, respectively	2,437	2,641
Prepaid and other assets	1,918	1,500
Total assets	$355,324	$353,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$59,488	$78,458
Mortgage loans payable, net	125,441	125,560
Accounts payable and accrued expenses	2,993	2,171
Due to affiliates	16,888	14,454
Note to affiliate, net of unamortized discount of $730 and $817, respectively	4,653	4,566
Acquired below market lease intangibles, less accumulated amortization of $5,660 and $5,224, respectively	12,905	13,341
Distributions payable	517	443
Other liabilities	1,987	2,038
Total liabilities	224,872	241,031
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 3,690,553 and 3,631,999 issued and outstanding, respectively	37	36
Class D common stock, 794,567 and 697 issued and outstanding, respectively	8	—
Class I common stock, 11,073,962 and 10,561,139 issued and outstanding, respectively	111	106
Class M-I common stock, 34,973 and none issued and outstanding, respectively	—	—
Class N common stock, 67,146 and 26,646 issued	—	—
Class S common stock, none issued	—	—
Class T common stock, 976,766 and 961,750 issued and outstanding, respectively	10	10
Class T2 common stock, 5,449 and none issued and outstanding, respectively	—	—
Class Z common stock, none issued	—	—
Additional paid-in capital	191,142	171,161
Deficit	(60,856)	(58,350)
Total stockholders' equity	130,452	112,963
Total liabilities and stockholders' equity	$355,324	$353,994
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Property related income	$8,125	$7,977	$16,332	$15,990
Investment income on marketable securities	168	131	312	293
Total revenues	8,293	8,108	16,644	16,283
Expenses
General and administrative expenses	471	487	1,025	1,027
Property operating expenses	2,235	2,148	4,603	4,386
Advisory fees	2,401	532	3,148	1,071
Depreciation	1,631	1,764	3,266	3,543
Amortization	1,367	1,449	2,789	2,930
Total operating expenses	8,105	6,380	14,831	12,957
Net realized gain (loss) upon sale of marketable securities	654	(1,707)	1,325	(2,150)
Net unrealized change in fair value of investment in marketable securities	2,229	3,005	3,311	(1,358)
Operating income (loss)	3,071	3,026	6,449	(182)
Interest expense	(1,604)	(1,761)	(3,289)	(3,713)
Net income (loss)	$1,467	$1,265	$3,160	$(3,895)

Basic and diluted net income (loss) per share of Class A common stock	$0.09	$0.08	$0.20	$(0.26)
Basic and diluted net income (loss) per share of Class I common stock	$0.09	$0.08	$0.20	$(0.26)
Basic and diluted net income (loss) per share of Class T common stock	$0.09	$0.08	$0.20	$(0.26)
Basic and diluted net income (loss) per share of Class D common stock	$0.11	$0.08	$0.20	$(0.26)
Basic and diluted net income per share of Class N common stock	$0.09	$—	$0.20	$—
Basic and diluted net income per share of Class M-I common stock	$0.04	$—	$0.10	$—
Basic and diluted net income per share of Class T2 common stock	$0.02	$—	$0.06	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$112,963
Issuance of common stock	—	—	378,116	3	5,520	—	5,523
Issuance of common stock through the distribution reinvestment plan	—	—	94,352	—	1,374	—	1,374
Redemption of common stock	—	—	(265,403)	(2)	(3,847)	—	(3,849)
Distributions to investors	—	—	—	—	—	(2,711)	(2,711)
Offering costs	—	—	—	—	(748)	—	(748)
Equity based compensation	—	—	1,784	—	25	—	25
Net income	—	—	—	—	—	1,693	1,693
Balance, March 31, 2021	—	$—	15,391,080	$153	$173,485	$(59,368)	$114,270
Issuance of common stock	—	—	1,235,502	12	18,322	—	18,334
Issuance of common stock through the distribution reinvestment plan	—	—	94,960	1	1,428	—	1,429
Redemption of common stock	—	—	(79,894)	—	(1,186)	—	(1,186)
Distributions to investors	—	—	—	—	—	(2,955)	(2,955)
Offering costs	—	—	—	—	(932)	—	(932)
Equity based compensation	—	—	1,768	—	25	—	25
Net income	—	—	—	—	—	1,467	1,467
Balance, June 30, 2021	—	$—	16,643,416	$166	$191,142	$(60,856)	$130,452

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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,160	$(3,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,266	3,543
Net realized (gain) loss upon sale of marketable securities	(1,325)	2,150
Net unrealized change in fair value of marketable securities	(3,311)	1,358
Share based compensation	50	51
Amortization of intangible lease assets and liabilities	2,464	2,600
Amortization of deferred financing costs	146	195
Straight line rent	(411)	(616)
Amortization of discount on note to affiliate	87	80
Changes in assets and liabilities:
Receivables	59	(190)
Deferred leasing costs	(16)	(892)
Prepaid and other assets	(378)	(226)
Accounts payable and accrued expenses	614	794
Other liabilities	(77)	344
Due to affiliates	2,023	(662)
Net cash provided by operating activities	6,351	4,634
Cash flows from investing activities:
Improvements to real estate assets	(271)	(1,114)
Investment in marketable securities	(8,293)	(15,795)
Proceeds from sale of marketable securities	7,967	15,520
Net cash used in investing activities	(597)	(1,389)
Cash flows from financing activities:
Proceeds from line of credit	1,000	9,500
Repayment of line of credit	(19,800)	(13,500)
Repayment of mortgage loans payable	(180)	(130)
Proceeds from issuance of common stock	23,663	23,536
Payment of financing costs	(255)	—
Payment of offering costs	(1,283)	(1,721)
Distributions to investors	(2,790)	(2,709)
Redemption of common stock	(5,064)	(16,222)
Net cash used in financing activities	(4,709)	(1,246)
Net increase in cash and cash equivalents	1,045	1,999
Cash and cash equivalents, beginning of period	4,133	4,234
Cash and cash equivalents, end of period	$5,178	$6,233
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2021	2020
Distributions declared and unpaid	$517	$431
Common stock issued through the distribution reinvestment plan	2,803	2,694
Purchases of marketable securities not yet paid	540	—
Proceeds from sale of marketable securities not yet received	576	—
Proceeds from issuance of common stock not yet received	280	—
Redemption of common stock not yet paid	36	292
Extinguishment on note to affiliate	—	3,567
Discount on note to affiliate	—	236
Accrued offering costs not yet paid	840	5,026
Capital expenditures not yet paid	7	532

Supplemental Cash Flow Disclosures:
Interest paid	$3,077	$3,334

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
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

The Company's NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2, and Class N Shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2, and Class N Shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2021. The interim financial data as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The carrying value of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the expected hold period for the investment, the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which a tenant is involved and the timeliness of the payments made by a tenant under its lease, as well as any current correspondence that may have been had with a tenant, including property inspection reports. A real estate investment is potentially impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
within independent appraisals obtained quarterly by the Company from its independent valuation agent or other third-party appraisers. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. For the three and six months ended June 30, 2021 and 2020, the Company did not incur an impairment loss.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2021 and December 31, 2020, the Company has accrued $14,498 and $14,089, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
June 30, 2021
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing coronavirus pandemic. As of June 30, 2021, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and its advisor (see Note 8), the advisor may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. Annually, the Company grants shares of common stock to its independent directors (see Note 9), which qualify as participating securities.

Risks and Uncertainties

As of June 30, 2021 and December 31, 2020, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Through June 30, 2021 ,the Company did not incur significant disruptions from the coronavirus pandemic. Nonetheless, the extent to which the coronavirus pandemic impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
among others. Among the cash on hand, ongoing net capital raise and availability under the Company's line of credit, the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company's line of credit matures on February 27, 2023. Based on recent authoritative announcements, LIBOR, for the durations which apply to the Company's line of credit, will continue to be published until June 30, 2023. As the Company's line of credit matures prior to such date, the Company currently does not expect ASU 2020-04 to have a material impact on its consolidated financial statements.

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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at June 30, 2021 and December 31, 2020 approximated its fair value of $59,700 and $78,500, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $127,287 and $126,868 as of June 30, 2021 and December 31, 2020, respectively. If the valuation of the Company's properties as

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
of June 30, 2021 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,200 and $4,100 as of June 30, 2021 and December 31, 2020, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2021 and December 31, 2020.

				Range
	Fair Value at June 30, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$59,700	Discounted cash flow	Loan to value	39.2%	39.3%	39.3%
			Market interest rate	1.68%	1.68%	1.68%
Mortgage Loans Payable	127,287	Discounted cash flow	Loan to value	36.2%	60.3%	48.5%
			Market interest rate	2.60%	4.35%	3.50%
Note to Affiliate	4,200	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%

				Range
	Fair Value at December 31, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,500	Discounted cash flow	Loan to value	52.6%	52.6%	52.6%
			Market interest rate	1.85%	1.85%	1.85%
Mortgage Loans Payable	126,868	Discounted cash flow	Loan to value	36.9%	60.1%	50.3%
			Market interest rate	2.65%	4.65%	3.68%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the six months ended June 30, 2021 and 2020.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2021 and 2020, the Company owned 14 properties with a total of 59 tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property with 316 beds. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease revenue [1]	$7,885	$7,354	$15,596	$15,045
Straight-line revenue	79	459	411	616
Above- and below-market lease amortization, net	187	190	377	380
Lease incentive amortization	(26)	(26)	(52)	(51)
Property related income	$8,125	$7,977	$16,332	$15,990
¹Lease revenue includes $1,294 and $1,259 of variable income from tenant reimbursements for the three months ended June 30, 2021 and 2020, respectively and $2,635 and $2,485 of variable income from tenant reimbursements for the six months ended June 30, 2021 and 2020, respectively.

Since the onset of the coronavirus pandemic in March 2020, the Company entered into certain lease amendments that included deferral of rent. All such deferred rent has been paid.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the in-place leases in effect as of June 30, 2021 are as follows:

Year	Amount
Remainder of 2021	$13,209
2022	24,624
2023	18,805
2024	15,194
2025	14,416
Thereafter	47,400
$133,648
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Providence Square, Marietta, GA	14.6%	14.5%
Seattle East Industrial, Redmond, WA	13.3	13.3
Flats at Carrs Hill, Athens, GA	11.1	10.9
Total	39.0%	38.7%

	Percent of property related income
Tenant	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
FedEx Ground - Seattle East Industrial	13.3%	13.3%
Total	13.3%	13.3%

	Percent of property related income
Property	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Providence Square, Marietta, GA	15.6%	14.8%
Seattle East Industrial, Redmond, WA	13.6	13.5
Flats at Carrs Hill, Athens, GA	10.4	10.4
Total	39.6%	38.7%

	Percent of property related income
Tenant	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
FedEx Ground - Seattle East Industrial	13.6%	13.5%
Total	13.6%	13.5%

The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2021	June 30, 2020
FedEx Ground - Seattle East Industrial	14.6%	15.2%
Orbital ATK Inc. - Loudoun Gateway	11.5	11.6
Total	26.1%	26.8%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Marketable securities—cost	$17,772	$16,120
Unrealized gains	7,485	4,210
Unrealized losses	(7)	(43)
Net unrealized gain	7,478	4,167
Marketable securities—fair value	$25,250	$20,287

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2021 and 2020, marketable securities sold generated proceeds of $3,530 and $8,323, respectively, resulting in gross realized gains of $664 and $196, respectively, and gross realized losses of $10 and $1,903, respectively. During the six months ended June 30, 2021 and 2020, marketable securities sold generated proceeds of $8,454 and $15,355, respectively, resulting in gross realized gains of $1,367 and $593, respectively, and gross realized losses of $42 and $2,743, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit had a three-year term maturing February 27, 2021. On February 26, 2021, the Company exercised both available extension options via an amendment to the Wells Fargo Line of Credit, thereby extending the maturity date to February 27, 2023. No other terms of the Wells Fargo Line of Credit were changed.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2021, the outstanding balance under the Wells Fargo Line of Credit was $59,700 and the weighted average interest rate was 1.68%. As of December 31, 2020, the outstanding balance was $78,500 and the weighted average interest rate was 1.85%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2021, the Company's maximum borrowing capacity was $92,983.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2021.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2021 and December 31, 2020.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	June 30, 2021	December 31, 2020
Wells Fargo	$59,700	$78,500
Deduct: Deferred financing costs, less accumulated amortization	(212)	(42)
Line of credit, net	$59,488	$78,458

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2021 and December 31, 2020.

		Balance at
Lender	Encumbered Property	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,350	$12,485	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,905	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$126,195	$126,375
Deduct: Deferred financing costs, less accumulated amortization		(754)	(815)
Mortgage loans payable, net		$125,441	$125,560

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2021 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2021	$323
2022	717
2023	72,088
2024	474
2025	493
Thereafter	111,800
Total	$185,895

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
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers the estimated performance component as of June 30, 2021 to be probable and recognized a performance component during the three and six months ended June 30, 2021 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed component	$601	$532	$1,148	$1,071
Performance component	1,800	—	2,000	—
	$2,401	$532	$3,148	$1,071

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

For the three months ended June 30, 2021 and 2020, RREEF America incurred $54 and $53 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2021 and 2020, RREEF America incurred $113 and $127 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2021 and December 31, 2020, the Company had a payable to RREEF America of $54 and $51, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

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
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
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

On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of June 30, 2021. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2021 and 2020, the Company amortized $44 and $42, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2021 and 2020, the Company amortized $87 and $80, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with DWS Distributors, Inc., an affiliate of the Company's sponsor and advisor (the "Dealer Manager"), which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
Follow-On Public Offering. As of June 30, 2021 and December 31, 2020, the Company has accrued $129 and $122, respectively, in Trailing Fees currently payable to the Dealer Manager, and $14,498 and $14,089, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2021 and 2020, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $41 and $22, respectively. For the six months ended June 30, 2021 and 2020, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $79 and $81, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended June 30, 2021 and 2020, the Dealer Manager incurred $16 and $41, respectively, in such costs on behalf of the Company. For the six months ended June 30, 2021 and 2020, the Dealer Manager incurred $16 and $117, respectively, in such costs on behalf of the Company. As of June 30, 2021 and December 31, 2020, the Company had payable to the Dealer Manager $1 and $5, respectively, of such costs which was included in Due to Affiliates on the consolidated balance sheets.

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
For the Company's Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2021, estimated accrued Trailing Fees payable in the future of $3,099.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2021, estimated accrued Trailing Fees payable in the future of $7,962.
For the Second Follow-On Public Offering as of June 30, 2021, the Company raised $48,864 in gross proceeds and incurred $5,610 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $3,437.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2021, total operating expenses of the Company were $6,101, which did not exceed the amount prescribed by the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	June 30, 2021	December 31, 2020
Reimbursable under the Advisory Agreement	$54	$51
Reimbursable under the Dealer Manager Agreement	1	5
Advisory fees	2,206	187
Accrued Trailing Fees	14,627	14,211
Due to affiliates	$16,888	$14,454

Note to Affiliate	$5,383	$5,383
Unamortized discount	(730)	(817)
Note to Affiliate, net of unamortized discount	$4,653	$4,566

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
June 30, 2021
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

Class N Shares are not sold in the primary portion of the Second Follow-On Public Offering. Class N Shares will be issued upon conversion of an investor's Class T Shares once (i) the investor's Class T Share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N Shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2021, 9,935 and 53,936 Class T Shares were converted to 9,942 and 53,943 Class N Shares, respectively.

Stock Issuance

During the six months ended June 30, 2021 and 2020, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	No. of shares	Amount	No. of shares	Amount
Class A Shares	66,072	$991	76,535	$1,126
Class D Shares	772,053	11,380	—	—
Class I Shares	668,856	9,857	1,455,757	20,960
Class M-I Shares	34,768	518	—	—
Class N Shares converted from Class T Shares, net	7	—	—	—
Class T Shares	66,415	1,026	62,478	950
Class T2 Shares	5,447	85	—	—
Total		$23,857		$23,036
There were no Class S or Z Shares issued as of June 30, 2021.

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
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
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

During the three and six months ended June 30, 2021 and 2020, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the periods shown.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2021	Shares	Weighted Average Share Price	Amount
Class A	22,318	$14.68	$327
Class I	57,576	14.92	859
Class T	—	—	—
Class D	—	—	—
Class N	—	—	—
Class M-I	—	—	—
Class T2	—	—	—

Six Months Ended June 30, 2021	Shares	Weighted Average Share Price	Amount
Class A	54,399	$14.59	$793
Class I	271,680	14.58	3,962
Class T	4,672	14.49	67
Class D	—	—	—
Class N	14,546	14.65	213
Class M-I	—	—	—
Class T2	—	—	—

Three Months Ended June 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	222,050	$14.11	$3,133
Class I	495,132	14.24	7,048
Class T	27,325	14.16	386
Class D	—	—	—

Six Months Ended June 30, 2020	Shares	Weighted Average Share Price	Amount
Class A	319,615	$14.16	$4,526
Class I	803,463	14.26	11,452
Class T	27,325	14.16	386
Class D	—	—	—
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
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
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

On February 25, 2021, the Company's board of directors amended and restated the Compensation Plans to provide that all future awards of the Company's common stock pursuant to the Compensation Plans, including the Annual Share Grant Awards, will be made in restricted Class D Shares rather than restricted Class I Shares. In addition, the Company's board of directors approved the conversion of all then-outstanding awards of Class I Shares previously granted to the Company’s independent directors, whether or not vested, to Class D Shares. Conversion of all such unvested Class I shares occurred in March 2021 and conversion of all vested Class I shares occurred in March and April 2021. The Annual Share Grant Awards granted in May 2021 were restricted Class D Shares.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,099	$14.31	12,106	$14.32
Changes during the period:
Granted	2,025	14.82	2,025	14.82
Vested	(2,106)	14.24	(7,113)	14.31
Forfeited	—	—	—	—
Outstanding, end of period	7,018	14.48	7,018	14.48

Amount included in general and administrative expenses	$25		$50
*After conversion from Class I Shares.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Stock Awards	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	12,094	$14.34	17,094	$14.34
Changes during the period:
Granted	2,106	14.24	2,106	$14.24
Vested	(2,094)	14.32	(7,094)	14.33
Forfeited	—	—	—	—
Outstanding, end of period	12,106	14.32	12,106	14.32

Amount included in general and administrative expenses	$26		$51

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive for the three and six months ended June 30, 2021 and 2020.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2
Basic and diluted net income per share:							**
Allocation of net income before performance fee	$739	$2,193	$195	$125	$12	$4	$—
Allocation of performance fees	(405)	(1,224)	(107)	(55)	(6)	(3)	—
Total numerator	$334	$969	$88	$70	$6	$1	$—
Denominator - weighted average number of common shares outstanding	3,660,771	10,864,888	964,566	619,620	60,064	17,492	1,059
Basic and diluted net income per share:	$0.09	$0.09	$0.09	$0.11	$0.09	$0.04	$0.02
** For the three months ended June 30, 2021, the net income before performance fee and the performance fee allocated to Class T2 were de minimus.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2
Basic and diluted net income per share:							**
Allocation of net income before performance fee	$1,198	$3,523	$316	$102	$17	$3	$—
Allocation of performance fees	(455)	(1,376)	(120)	(40)	(7)	(2)	—
Total numerator	$743	$2,147	$196	$62	$10	$1	$—
Denominator - weighted average number of common shares outstanding	3,654,774	10,744,807	963,585	312,358	53,325	8,795	532
Basic and diluted net income per share:	$0.20	$0.20	$0.20	$0.20	$0.20	$0.10	$0.06
** For the six months ended June 30, 2021, the net income before performance fee and the performance fee allocated to Class T2 were de minimus.

	Three Months Ended June 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net income per share:
Allocation of net income before performance fee	$309	$858	$83	$15
Allocation of performance fees	—	—	—	—
Total numerator	$309	$858	$83	$15
Denominator - weighted average number of common shares outstanding	3,691,914	10,256,352	986,078	176,101
Basic and diluted net income per share:	$0.08	$0.08	$0.08	$0.08

	Six Months Ended June 30, 2020
	Class A	Class I	Class T	Class D
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(973)	$(2,624)	$(253)	$(45)
Allocation of performance fees	—	—	—	—
Total Numerator	$(973)	$(2,624)	$(253)	$(45)
Denominator - weighted average number of common shares outstanding	3,754,458	10,146,140	976,622	176,101
Basic and diluted net loss per share:	$(0.26)	$(0.26)	$(0.26)	$(0.26)

NOTE 11 — DISTRIBUTIONS

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

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
Shown below are details of the Company's distributions.

	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00200680
Distributions paid or payable in cash	$1,337	$1,526	$2,863
Distributions reinvested	1,374	1,429	2,803
Distributions declared	$2,711	$2,955	$5,666
Class A Shares issued upon reinvestment	23,374	23,507	46,881
Class I Shares issued upon reinvestment	66,027	66,872	132,899
Class T Shares issued upon reinvestment	3,832	3,377	7,209
Class D Shares issued upon reinvestment	643	370	1,013
Class N Shares issued upon reinvestment*	476	627	1,103
Class M-I Shares issued upon reinvestment**	—	205	205
Class T2 Shares issued upon reinvestment**	—	2	2
*Class N Shares were first converted from Class T Shares in November 2020.
**Class M-I and Class T2 Shares were initially issued in May 2021.
	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203
Distributions paid or payable in cash	$1,369	$1,330	$2,699
Distributions reinvested	1,339	1,355	2,694
Distributions declared	$2,708	$2,685	$5,393
Class A Shares issued upon reinvestment	25,107	24,380	49,487
Class I Shares issued upon reinvestment	63,595	67,373	130,968
Class T Shares issued upon reinvestment	4,177	4,451	8,628
Class D Shares issued upon reinvestment	—	—	—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Class A	$601	$617	$1,218
Class I	1,933	2,031	3,964
Class T	159	163	322
Class D	9	127	136
Class N*	9	13	22
Class M-I**	—	4	4
Class T2**	—	—	—
Distributions declared	$2,711	$2,955	$5,666
*Class N Shares were first converted from Class T Shares in November 2020.
**Class M-I and Class T2 Shares were initially issued in May 2021.

	Three Months Ended		Six Months Ended June 30, 2020
	March 31, 2020	June 30, 2020
Class A	$643	$611	$1,254
Class I	1,866	1,875	3,741
Class T	163	164	327
Class D	36	35	71
Distributions declared	$2,708	$2,685	$5,393

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero and $1 for the three months ended June 30, 2021 and 2020, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25 and $27 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 13 — SEGMENT INFORMATION

For three and six months ended June 30, 2021 and 2020, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)
segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2021 and December 31, 2020 and net income (loss) for the three and six months ended June 30, 2021 and 2020.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2021	$314,229	$25,250	$339,479
Receivables	5,371	639	6,010
Deferred leasing cost	2,437	—	2,437
Prepaid and other assets	506	—	506
Subtotal	$322,543	$25,889	$348,432

Reconciliation to total assets of June 30, 2021
Carrying value per reportable segments			$348,432
Other assets			6,892
Total assets			$355,324

Carrying value as of December 31, 2020	$320,154	$20,287	$340,441
Receivables	4,977	180	5,157
Deferred leasing cost	2,641	—	2,641
Subtotal	$327,772	$20,467	$348,239

Reconciliation to total assets of December 31, 2020
Carrying value per reportable segments			$348,239
Other assets			5,755
Total assets			$353,994

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2021	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,125	$—	$8,125
Investment income on marketable securities	—	168	168
Total revenues	8,125	168	8,293
Segment operating expenses	2,235	10	2,245
Net realized gain upon sale of marketable securities	—	654	654
Net unrealized change in fair value of investment in marketable securities	—	2,229	2,229
Operating income - segments	$5,890	$3,041	$8,931

Three Months Ended June 30, 2020
Property related income	$7,977	$—	$7,977
Investment income on marketable securities	—	131	131
Total revenues	7,977	131	8,108
Segment operating expenses	2,148	8	2,156
Net realized loss upon sale of marketable securities	—	(1,707)	(1,707)
Net unrealized change in fair value of investment in marketable securities	—	3,005	3,005
Operating income - segments	$5,829	$1,421	$7,250

		Three Months Ended June 30,
Reconciliation to net income		2021	2020
Operating income - segments		$8,931	$7,250
General and administrative expenses		(461)	(479)
Advisory expenses		(2,401)	(532)
Depreciation		(1,631)	(1,764)
Amortization		(1,367)	(1,449)
Operating income		3,071	3,026
Interest expense		(1,604)	(1,761)
Net income		$1,467	$1,265

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2021
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2021	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$16,332	$—	$16,332
Investment income on marketable securities	—	312	312
Total revenues	16,332	312	16,644
Segment operating expenses	4,603	18	4,621
Net realized gain upon sale of marketable securities	—	1,325	1,325
Net unrealized change in fair value of investment in marketable securities	—	3,311	3,311
Operating income - segments	$11,729	$4,930	$16,659

Six Months Ended June 30, 2020
Property related income	$15,990	$—	$15,990
Investment income on marketable securities	—	293	293
Total revenues	15,990	293	16,283
Segment operating expenses	4,386	22	4,408
Net realized loss upon sale of marketable securities	—	(2,150)	(2,150)
Net unrealized change in fair value of investment in marketable securities	—	(1,358)	(1,358)
Operating income (loss) - segments	$11,604	$(3,237)	$8,367

		Six Months Ended June 30,
Reconciliation to net income (loss)		2021	2020
Operating income - segments		$16,659	$8,367
General and administrative expenses		(1,007)	(1,005)
Advisory expenses		(3,148)	(1,071)
Depreciation		(3,266)	(3,543)
Amortization		(2,789)	(2,930)
Operating income (loss)		6,449	(182)
Interest expense		(3,289)	(3,713)
Net income (loss)		$3,160	$(3,895)

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
June 30, 2021
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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since June 30, 2021.

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

The NAV per share is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTMX, ZRPTNX, ZRPTTX, ZRPTUX and ZRPTDX for our Class A shares, Class I shares, Class M-I shares, Class N shares, Class T shares, Class T2 shares and Class D shares, respectively. The NAV per share for our Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for this share class has occurred.

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

Our Initial Public Offering commenced on January 3, 2013, pursuant to our Registration Statement on Form S-11 (File No. 333-180356) under which we offered up to $2,500,000 of shares of our common stock in any combination of Class A and Class I shares. On May 30, 2013, upon receipt of purchase orders from our sponsor for $10,000 of Class I shares of our common stock and the release to us of funds in the escrow account, we commenced operations. Our Initial Public Offering terminated on July 1, 2016. We raised a total of $102,831 in proceeds from our Initial Public Offering.

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

On July 12, 2016, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-208751) pursuant to which we offered up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares. Our Follow-On Public Offering terminated on January 8, 2020. We raised a total of $132,994 from our Follow-On Public Offering.

On January 8, 2020, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-232425) for up to $2,300,000 of shares of our common stock in any combination of our Class A, Class I, Class T and Class N shares. Our Second Follow-On Public Offering includes up to $2,100,000 in shares in our primary offering and up to $200,000 in shares in our distribution reinvestment plan.

On April 22, 2020, we filed articles supplementary to our articles of incorporation to add newly-designated Class M-I common stock, $0.01 par value per share, Class S common stock, $0.01 par value per share, Class T2 common stock, $0.01 par value per share and Class Z common stock, $0.01 par value per share. Class M-I shares, Class S shares and Class T2 shares are available for sale in our Second Follow-On Public Offering. Class Z shares are only expected to be offered in a private offering.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements").

We have engaged DWS Distributors, Inc., an affiliate of our advisor, to serve as our dealer manager for our Second Follow-On Public Offering pursuant to our dealer manager agreement. Our Initial Public Offering, Follow-

On Public Offering and Second Follow-On Public Offering are each referred to as an offering, and collectively with the Private Placements, as offerings.

Coronavirus Pandemic

The coronavirus (COVID-19) pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While we did not incur significant disruptions in our operations as a result of the coronavirus pandemic from the beginning of the pandemic through June 30, 2021, the extent to which the pandemic may impact our investments and operations going forward will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, any new strains of the virus that are resistant to available vaccines, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken by federal, state and local agencies as well as the general public to contain the coronavirus or treat its impact, among others.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. We collected 99.8% of our contractual rental revenue for the three months ended June 30, 2021, and we collected approximately 99.8% of our contractual rental revenue for the month of July 2021. Among these four sectors, retail is widely considered to be the sector that will be most impacted by the coronavirus pandemic. The retail properties we own are necessity-based properties, as they are grocery-anchored and contain a number of tenants that are considered essential. As of June 30, 2021, the stores of all of our retail tenants were open.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective second quarter 2021 reports related to the uncertain impact of the coronavirus pandemic on the property values.

We have received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the coronavirus. We have and are evaluating each rent relief request on an individual basis, considering a number of factors, and we are encouraging our tenants to apply for federal aid when available. Not all tenant requests will ultimately result in concessions, nor are we forgoing our contractual rights under our lease agreements. From the beginning of the pandemic through June 30, 2021, we had entered into ten agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for our entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for our entire property portfolio. We applied the FASB's recently issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. For tenants with whom we have agreed to deferral of past due rent, all such deferred rent was fully paid by July 31, 2021, in accordance with the deferral agreements.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets reacted to the onset of the coronavirus pandemic. While the value of our real estate securities portfolio has recovered and has exceeded its pre-pandemic value as of June 30, 2021, the rapid development and fluidity of the coronavirus pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, including how the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of global financial markets.

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

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2021, we owned 14 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding The Flats at Carrs Hill, our apartment property with leases that roll over every year, as of June 30, 2021, our weighted average remaining lease term for active leases was 4.8 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2021:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	6	73.7
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	10	94.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.5
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	43	97.1
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Property
The Flats at Carrs Hill	Athens, GA	135,864	138	99.4
Apartment Total		135,864	138	99.4
Grand Total		1,672,767	59/138	97.7%

(1) Leased percentage is based on executed leases as of June 30, 2021, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of June 30, 2021, our real estate equity securities portfolio consisted of publicly-traded common stock of 33

REITs with a value of $25,250. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of June 30, 2021:

Marketable Securities Portfolio Diversification

Apartment: 25.7%
Data Centers: 12.0%
Healthcare: 8.0%
Hotels: 3.9%
Industrial: 15.6%
Towers: 1.5%
Office: 10.0%
Regional Malls: 6.4%
Retail: 6.2%
Self Storage: 9.7%
Specialty: 1.2%

As of June 30, 2021, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	10.1%
Equinix, Inc.	Data Centers	8.9
Simon Property Group, Inc.	Regional Malls	6.4
AvalonBay Communities, Inc.	Apartment	5.5
Welltower, Inc.	Healthcare	5.5
Extra Space Storage, Inc.	Self Storage	5.4
Equity Residential	Apartment	4.5
Sun Communities, Inc.	Apartment	4.3
Mid-America Apartment Communities, Inc.	Apartment	4.2
Life Storage, Inc.	Self Storage	4.2
Total		59.0%

Market Outlook

Having weathered the COVID-19 crisis remarkably well in 2020, U.S. real estate started 2021 on a strong footing. The rollout of vaccines, together with a second ($900 billion) and third ($1.9 trillion) round of fiscal stimulus (on top of the initial $2 trillion package in April 2020) accelerated the economic recovery, as reported by Moody's Analytics in July 2021. Job creation totaled 3.2 million in the first half of 2021, nearly double that of an average year over the past decade, according to the Bureau of Labor Statistics (June 2021). Office leasing was moribund, but apartment, industrial, and even retail property generated net absorption in excess of pre-COVID norms (in the case of industrial, it was the second strongest quarter on record after the fourth quarter of 2020), based on data from CBRE Economic Analysis in March 2021. Though still negative, NOI growth trended higher on a year-over-year basis, and CMBS delinquencies stabilized, according to the National Council of Real Estate Investment Fiduciaries, or NCREIF, and Moody's Analytics (March 2021).

The outlook for real estate is bright, in our view, driven by a combination of tightening fundamentals and supportive financial conditions. America’s fiscal stimulus, totaling nearly $6 trillion (25% of Gross Domestic Product, or GDP), is by far the largest in the industrialized world (Japan and the United Kingdom follow at 16%-17% while Germany and France are near 10%), as reported by Moody’s Analytics in July 2021. These figures do not include the Biden Administration’s planned infrastructure and antipoverty and educational initiatives, which may total another $4 trillion or more. Persistently high personal savings rates (averaging 17% since the beginning of 2020 compared with about 7% in the decade through 2019) attest to the spending power accumulated by house-bound consumers during the pandemic, per the Census Bureau (May 2021). Meanwhile, COVID-19 vaccines may unlock the supply side of the economy.

We believe some fiscal measures may be scaled back and others will be spread over several years. In our view, households may not release all of their spending power at once. The borrowing and taxes used to pay for fiscal largesse raise the specter of inflation, higher interest rates, and lost productivity, in our view, not to mention concerns around sustainability and intergenerational equity. In some industries, we believe supply-chain bottlenecks (manufacturing), labor shortages (construction), and shifting preferences (business travel) may hamper the recovery. Nevertheless, in the short-term it seems inevitable in our view that pent-up demand will jolt the U.S. economy. DWS predicts that GDP will expand 6.7% in 2021, the most since 1984, and 5.2% in 2022.

If history is a guide, we believe an accelerating economy will foster a recovery in fundamentals. This does not necessarily mean that space demand will match the economy’s breakneck pace. The drop in absorption in 2020 was less pronounced than that of GDP, suggesting in our view that the rebound may be similarly muted. It is also arguable in our view that structural headwinds in the office (remote working) and retail (e-commerce) sectors may temper demand, although these should be at least partly offset by tailwinds in the apartment (housing shortages) and industrial (e-commerce) sectors.

Supply-side discipline will also help to promote recovery, in our view. As stated by the Engineering News Record (ENR), building costs increased 10% year-over-year in June, the most in 16 years, as prices for key commodities such as steel and lumber soared. In our view, moderate supply and resurgent demand will stabilize occupancies, rents, and net operating incomes, first in the apartment sector, and later (in 2022) in the office and retail sectors, while industrial property will remain strong throughout.

Financial conditions will also contribute substantially to real estate performance, in our view. The spread between core cap rates and 10-year Treasuries is above its 20-year average, which is notable in our view given that spreads in equities and fixed income are at the low end of historical norms (as reported by NCREIF and the Federal Reserve, June 2021). Higher inflation may also support real estate performance: As of June, “core” prices (excluding food and energy) were up 4.5% year-over-year, the most since 1991 (Bureau of Labor Statistics, June 2021). Conventional wisdom holds that this was an aberration that will soon fade as constraints on the economy are lifted. However, according to the Federal Reserve and Bureau of Labor Statistics (May 2021), there is a risk that a burgeoning money supply (courtesy of the Federal Reserve), coupled with rampant fiscal stimulus, will foment an inflationary spiral. Historically, real estate has performed well as a hedge against rising prices, based on data from NCREIF and the Census Bureau as of June 2021. In our view, rents typically respond positively to inflation as rising earnings support nominal rental demand, while higher construction costs restrict supply. Over time, real estate prices should converge to replacement costs, which are directly tied to inflation.

Results of Operations

Through June 30, 2021, we have acquired 14 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Six Months Ended June 30, 2021 and 2020

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, all of our properties are considered same-store properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Lease revenue
Lease revenue - same-store portfolio	$7,885	$7,354	$531	$15,596	$15,045	$551
Total lease revenue	7,885	7,354	531	15,596	15,045	551

Property operating expenses
Same-store portfolio	2,235	2,148	87	4,603	4,386	217
Total property operating expenses	2,235	2,148	87	4,603	4,386	217

Net operating income
Same-store portfolio	5,650	5,206	444	10,993	10,659	334
Total net operating income	5,650	5,206	444	10,993	10,659	334

Adjustments to lease revenue
Straight-line revenue	79	459	(380)	411	616	(205)
Above- and below-market lease amortization, net	187	190	(3)	377	380	(3)
Lease incentive amortization	(26)	(26)	—	(52)	(51)	(1)
Depreciation	(1,631)	(1,764)	133	(3,266)	(3,543)	277
Amortization	(1,367)	(1,449)	82	(2,789)	(2,930)	141
General and administrative expenses	(471)	(487)	16	(1,025)	(1,027)	2
Advisory fees	(2,401)	(532)	(1,869)	(3,148)	(1,071)	(2,077)
Interest expense	(1,604)	(1,761)	157	(3,289)	(3,713)	424

Marketable securities
Investment income on marketable securities	168	131	37	312	293	19
Net realized gain (loss) on marketable securities	654	(1,707)	2,361	1,325	(2,150)	3,475
Net unrealized change in fair value of marketable securities	2,229	3,005	(776)	3,311	(1,358)	4,669
Net income (loss)	$1,467	$1,265	$202	$3,160	$(3,895)	$7,055

Property Operations

Each of our total lease revenue and total property operating expenses for the three and six months ended June 30, 2021 increased compared to those from the same period in 2020, resulting in an increase to net operating income. Our total same-store net operating income for the three and six months ended June 30, 2021 and 2020 reflects all 14 properties in the portfolio. Same-store lease revenue for the six months ended June 30, 2021 increased from the same period in 2020 due in part to an increase in lease revenue of $120 at Heritage Parkway due to a 5-year lease renewal which provided free rent for three months during the 2020 period compared to two months during the 2021 period. Additionally, one new lease at Anaheim Hills Office Plaza began paying rent in December 2020, thereby increasing same-store lease revenue by $88 compared to the six months ended June 30, 2020. Further, during the six months ended June 30, 2021, we recognized approximately $65 less in reserves in comparison to the

2020 period as we recouped unpaid rent from tenants impacted by COVID-19. Lastly, same-store lease revenue increased from contractually stepped-up rents at several leases across the portfolio, higher rents at The Flats at Carrs Hill for the 2020-2021 school year and higher tenant reimbursements at Loudoun Gateway. Same-store lease revenue for the three months ended June 30, 2021 increased from the same period in 2020 for the same aforementioned reasons although to a greater extent at Heritage Parkway as there was no free rent during the three months ended June 30, 2021.

Same-store property operating expenses for the three and six months ended June 30, 2021 increased from the same periods in 2020 due to higher utilities, real estate taxes, snow removal and insurance, offset by lower legal and HVAC fees.

Straight-Line Revenue

The decrease in straight-line revenue for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to one less month of free rent at Heritage Parkway during the 2021 period relative to the 2020 period which resulted in a decrease of $99 in straight-line revenue. Further decreasing straight-line revenue for the 2021 period was increased contractual rents at several properties across the portfolio. For the three months ended June 30, 2021, straight-line revenue decreased by $323 at Heritage Parkway as we received cash rent for all three months in the 2021 period compared to only one month in the 2020 period, with the remaining decrease attributable to the aforementioned contractual rent increases.

Lease Intangible Amortization

During the three and six months ended June 30, 2021, the net amount of above- and below-market lease amortization was nearly unchanged from the same period in 2020. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties decreased in the 2021 period compared to the 2020 period as certain acquisition-related asset components reached the end of their amortization period.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the six months ended June 30, 2021 was virtually unchanged from the same period in 2020. For the three months ended June 30, 2021, the decrease from the same period in 2020 was due to lower legal and audit fees, offset by higher directors and officers insurance and professional fees.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the six months ended June 30, 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $1,800 and $2,000 for the three and six months ended June 30, 2021, respectively. For the six months ended June 30, 2020, the total return of each share class did not exceed the required Hurdle Amount, applied on a pro rata basis as applicable.

Interest Expense

The decrease in interest expense for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a lower weighted average outstanding aggregate balance on our Wells Fargo line of credit. During the six months ended June 30, 2021, we paid $19,800 toward principal on our Wells Fargo line of credit. As a result, the weighted average outstanding aggregate balance on our line of credit was $65,846 and $76,479 for the three months ended June 30, 2021 and 2020, respectively, and $71,567 and $76,152 for the six months ended June 30, 2021 and 2020, respectively. In addition, for the three and six months ended June 30, 2021, the 1-month LIBOR rate decreased by approximately 40 basis points and 90 basis points, respectively, on average, compared to the same periods in 2020. As a result, our weighted average all-in interest rate on all of our loan obligations was 3.1% and 3.3% for the six months ended June 30, 2021 and 2020, respectively. Our total outstanding loan balance as of June 30, 2021 consisted of 68% fixed rate loans and 32% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The increase in investment income for the three and six months ended June 30, 2021 and 2020 compared to the 2020 period is primarily due to having more dividend paying stocks within the portfolio in the 2021 period relative to the 2020 period, resulting from the differing mix of securities held and the notion that some listed REITs may have reduced distributions during the height of the coronavirus pandemic. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. For the six months ended June 30, 2021, our real estate securities portfolio posted net realized and unrealized gains of $1,325 and $3,311, respectively, as the COVID-19 economic recovery continued to progress, supported by optimism over vaccine distribution.

Inflation

In our view, the real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the recovery of the economy from the effects of the coronavirus pandemic has resulted in higher inflation readings in the second quarter of 2021. While it has been widely suggested that the recent inflation readings are transitory, the eventual reduction of inflation to historical averages of the previous five years remains subject to countless economic, regulatory and population driven variables.

With the exception of leases with tenants in apartment properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, and should the inflation readings of the second quarter of 2021 persist for an extended period, annual rent increases may not be sufficient to cover inflation and may result in rental rates that are be below market. Leases in apartment properties generally turn over on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature.

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have thus far been relatively immaterial. We currently do not have any development or significant capital projects planned outside of a planned roofing project at one property. Future significant capital projects may be impacted by increased material and/or labor costs.

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2021:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share
Investments in real estate (1)	$412,400	$24.68	$24.79	$24.76	$24.76	$24.70	$24.71	$24.61
Investments in real estate equity securities (2)	25,250	1.51	1.52	1.51	1.52	1.51	1.52	1.51
Other assets, net	9,617	0.56	0.59	0.56	0.56	0.56	0.56	0.56
Line of credit	(59,700)	(3.57)	(3.59)	(3.58)	(3.59)	(3.58)	(3.59)	(3.58)
Mortgage loans payable	(126,195)	(7.55)	(7.59)	(7.57)	(7.59)	(7.56)	(7.59)	(7.56)
Other liabilities, net	(7,964)	(0.48)	(0.48)	(0.49)	(0.43)	(0.44)	(0.38)	(0.36)
Net asset value	$253,408	$15.15	$15.24	$15.19	$15.23	$15.19	$15.23	$15.18
Note: No Class S or Z shares were outstanding as of June 30, 2021.

(1)  The value of our investments in real estate was approximately 13.2% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 42.1% more than their historical cost.

As of June 30, 2021, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of June 30, 2021. Once we own more than one property for the apartment property type, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.43%	6.72%
Retail properties	6.87%	6.10%
Industrial properties	5.55%	4.72%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, an increase in the weighted-average discount rate used as of June 30, 2021 of 0.25% would yield decreases in the office, retail and industrial property investment values of 1.8%, 1.8% and 1.9%, respectively. Similarly, an increase in the weighted-average exit capitalization rate used as of June 30, 2021 of 0.25% would yield decreases in the office, retail and industrial property investment values of 2.2%, 2.3%

and 3.4%, respectively.

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2021.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share
Total stockholders' equity	$130,452	$7.79	$7.84	$7.82	$7.83	$7.82	$7.83	$7.81
Plus:
Unrealized gain on real estate investments	48,161	2.88	2.90	2.89	2.90	2.89	2.90	2.89
Accumulated depreciation	32,097	1.92	1.93	1.92	1.93	1.92	1.93	1.92
Accumulated amortization	28,383	1.70	1.71	1.70	1.71	1.70	1.71	1.70
Deferred costs and expenses, net	18,618	1.12	1.12	1.12	1.12	1.12	1.12	1.12
Less:
Deferred rent receivable	(4,303)	(0.26)	(0.26)	(0.26)	(0.26)	(0.26)	(0.26)	(0.26)
Net asset value	$253,408	$15.15	$15.24	$15.19	$15.23	$15.19	$15.23	$15.18
Note: No Class S or Z shares were outstanding as of June 30, 2021.

The deferred costs and expenses of $18,618 includes amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses includes $14,498 in estimated trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses includes $4,457 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

The coronavirus pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. Our independent valuation advisor and certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective second quarter 2021 reports related to the uncertain impact of the coronavirus pandemic on the property values.

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

As defined by the Institute for Portfolio Alternatives, or IPA, MFFO is a non-GAAP supplemental financial performance measure used to assist us in evaluating our operating performance. We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, MFFO additionally excludes items such as non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, and mark to market valuation adjustments on securities. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us at this time and are not included in our presentation of MFFO.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO, FFO as adjusted, and MFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,467	$1,265	$3,160	$(3,895)

Real estate related depreciation	1,631	1,764	3,266	3,543
Real estate related amortization	1,367	1,449	2,789	2,930
NAREIT defined FFO	4,465	4,478	9,215	2,578
Net unrealized change in fair value of investment in marketable securities	(2,229)	(3,005)	(3,311)	1,358
FFO as adjusted	2,236	1,473	5,904	3,936

Additional adjustments:
Straight line rents, net	(79)	(459)	(411)	(616)
Amortization of above- and below-market lease intangibles, net	(187)	(190)	(377)	(380)
Amortization of lease incentive	26	26	52	51
IPA defined MFFO	$1,996	$850	$5,168	$2,991

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

The coronavirus pandemic has had, and is expected to continue to have, a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. While certain economies have exhibited growth of late when compared to earlier months of 2020, the amount of economic recovery will continue to be impacted by reductions and restrictions in economic activity resulting from increased coronavirus cases. We are closely monitoring the impact of the coronavirus pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. We collected nearly 99.8% of our lease revenue for the three and six months ended June 30, 2021, and approximately 99.8% of lease revenue was collected for the month of July 2021. The future impacts of the coronavirus pandemic cannot be predicted and it has caused, and may cause, certain of our tenants to request deferral of rental payments or not to pay rent at all. Through June 30, 2021, we had entered into ten agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for the entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for the entire property portfolio. With respect to the rent that was deferred, all such rent has been paid.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of June 30, 2021, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $63,711.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit had a three-year term. In February 2021, we exercised both extension options via an amendment to the Wells Fargo line of credit, thereby extending the maturity date to February 27, 2023. The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2021, our maximum borrowing capacity was $92,983, our outstanding balance was $59,700 and our weighted average interest rate was 1.68%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2021, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2021. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Hartford Life Insurance Company	Commerce Corner	$12,350	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,600	3.89	July 1, 2026
Transamerica Life Insurance Company	Wallingford Plaza	6,905	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$126,195

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2021, we owed $54 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2021, we raised $298,603 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2021, our total operating expenses (as defined in our charter) were $6,101, which did not exceed the amount prescribed by the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. During our initial offering, our advisor paid on our behalf or reimbursed us for $3,971 in organization and offering costs and $5,229 in operating expenses. Pursuant to the ESA letter agreement dated March 24, 2020, our advisor waived reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2021 with respect to the initial offering. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to the initial offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. A similar limitation will apply to the total organization and offering costs incurred with respect to each follow-on offering. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such follow-on offering. As of June 30, 2021, our total organization and offering costs incurred with respect to the follow-on offering and the second follow-on offering did not exceed the 15% limitation for each such follow-on offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2021 and 2020 was $6,351 and $4,634, respectively. The primary reason for the increase relates to the performance component of the advisory fee. During the six months ended June 30, 2020, we paid our advisor for the 2019 performance component of $1,069, whereas there was no performance component for 2020 that was payable in 2021. In addition, the 2020 period included payment of deferred leasing costs related to the renewal of the Allstate lease. Deferred leasing costs were immaterial during the 2021 period.

Cash flow used in investing activities during the six months ended June 30, 2021 and 2020 was $597 and $1,389, respectively. During the 2021 period, we paid approximately $271 on improvements to our real estate investments, primarily for tenant improvements at Anaheim Hills Office Plaza related to a new lease. This compares to paid real estate improvements of $1,114 in the 2020 period. During the six months ended June 30, 2021 and 2020, we made no investments into our real estate securities portfolio.

Cash flow used in financing activities was $4,709 for the six months ended June 30, 2021. We received proceeds of $23,663 in our offerings and paid $1,283 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2021 were $2,790. Additionally, we processed redemptions during the six months ended June 30, 2021 that resulted in payments by us of $5,064, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $19,800 against our outstanding balance on the Wells Fargo line of credit. We borrowed $1,000 from our Wells Fargo line of credit during the six months ended June 30, 2021. We also extended the maturity date of the Wells Fargo line of credit for which we paid $255 in financing costs. Additionally, we made principal payments on two of our property specific mortgage loans totaling $180 during the six months ended June 30, 2021.

Cash flow used in financing activities was $1,246 for the six months ended June 30, 2020. We received proceeds of $23,536 in our offerings and paid $1,721 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2020 were $2,709. Additionally, we processed redemptions during the six months ended June 30, 2020 that resulted in payments by us of $16,222, after deductions for any applicable 2%

short-term trading discounts. We used the proceeds from our offerings to repay $13,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $9,500 from our Wells Fargo line of credit during the six months ended June 30, 2020. Additionally, we made principal payments of $130 on one of our property specific mortgage loans during the six months ended June 30, 2020.

Distributions

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00200680
Distributions paid or payable in cash	$1,337	$1,526	$2,863
Distributions reinvested	1,374	1,429	2,803
Distributions declared	$2,711	$2,955	$5,666

Net Cash Provided by Operating Activities:	$3,312	$3,039	$6,351

Funds From Operations:	$4,750	$4,465	$9,215

For the six months ended June 30, 2021, our distributions were covered 100% by cash flow from operations. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

As discussed above under “Funds from Operations and Modified Funds from Operations,” FFO, as defined by NAREIT, includes the net unrealized change in fair value of our investments in marketable securities. For the three and six months ended June 30, 2021, the net unrealized change in fair value of our investments in marketable securities was a gain of $2,229 and $3,311, respectively. Without this net unrealized change in fair value, our FFO for the three and six months ended June 30, 2021 would have been $2,236 and $5,904, respectively, which we refer to as FFO as adjusted, and which is presented above under "Funds from Operations and Modified Funds from Operations."

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

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of June 30, 2021, we had no unfulfilled redemption requests.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2021, we had $59,700 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.7%, representing approximately a 43.3% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $299 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Since the coronavirus pandemic began, it has caused, and may cause in the future, significant disruption in the financial markets due to uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2021, we owned marketable securities with a value of $25,250. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2021 would result in a change of $2,525 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since mid-March 2020, virtually all of the employees of our advisor have been working remotely due to the coronavirus pandemic. We have not experienced any material impact to our internal control over financial reporting to date as a result of the coronavirus pandemic. We are continually monitoring and assessing the potential effects of the coronavirus pandemic on the design and operating effectiveness our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2021, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Between June 26, 2021 and August 11, 2021, we completed the sale of 345,375 shares of our Class D Shares for an aggregate purchase price of approximately $5,310,000. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, but received no compensation in connection with the transactions described herein.

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

Three Months Ended June 30, 2021	Shares	Weighted Average Share Price
Class A	22,318	$14.68
Class I	57,576	14.92
Class T	—	—
Class D	—	—
Class N	—	—
Class M-I	—	—
Class T2	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of June 30, 2021, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30 2021	42,046	$14.70	42,046	(1)
May 1 - May 31, 2021	16,942	14.83	16,942	(1)
June 1 - June 30, 2021	20,906	15.17	20,906	(1)
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

Date: August 12, 2021