Form 10-K
period 2021-12-31
RREEF Property Trust, Inc.
filed 2022-03-04
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-55598
_____________________________________________________________________________________________
RREEF Property Trust, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________________________________

Maryland	45-4478978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

875 Third Avenue, 26th Floor, New York, NY 10022	(212) 454-4500
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act
None
Securities registered pursuant to section 12(g) of the Act

Class A Common Stock, $.01 par value	Class I Common Stock, $.01 par value	Class T Common Stock, $.01 par value
Class N Common Stock, $.01 par value	Class D Common Stock, $.01 par value	Class Z Common Stock, $.01 par value
Class S Common Stock, $.01 par value	Class M-I Common Stock, $.01 par value	Class T2 Common Stock, $.01 par value
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of February 28, 2022, the registrant had 4,192,705 shares of Class A common stock, $.01 par value, outstanding, 12,518,552 shares of Class I common stock, $.01 par value, outstanding, 716,925 shares of Class T common stock, $.01 par value, outstanding, 2,438,931 shares of Class D common stock, $.01 par value, outstanding, 345,070 shares of Class N common stock, $.01 par value, outstanding, 158,934 shares of Class M-I common stock, $.01 par value, outstanding, 156,517 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value, outstanding and no Class S shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties (many of which may be amplified by the ongoing COVID-19 pandemic), that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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
•The ongoing COVID-19 pandemic and the related government and corporate responses may adversely affect our investments and operations.
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
•Inflation may adversely affect our financial condition and results of operations.
•The phase-out of LIBOR could affect interest rates for our variable rate debt.
•Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

PART I
ITEM 1. BUSINESS

Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

Formation

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and apartment properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and intend to invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We will seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2021, we owned 15 properties, including one medical office property and one student housing property (a subset of apartment) located in nine states, comprising 1,947,455 rentable square feet. As of December 31, 2021, these properties were 99% leased. As of December 31, 2021, we owned a real estate securities portfolio with a fair value of $36,825.

Substantially all of our business is conducted through our operating partnership, RREEF Property Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). We own, directly or indirectly, 100% of the partnership interest in the Operating Partnership. We are the sole general partner of the Operating Partnership. The initial limited partner of the Operating Partnership is RREEF Property OP Holder, LLC (the “OP Holder”), our wholly-owned subsidiary. We are externally managed by RREEF America, L.L.C. (“RREEF America” or our “advisor”), our advisor and sponsor. RREEF America, together with its affiliates in Europe and Asia, comprise the global real estate investment business of DWS Group GmbH & Co. KGaA (together with its subsidiaries, "DWS"), a German partnership limited by shares and an indirect majority owned subsidiary of Deutsche Bank AG ("Deutsche Bank"), a publicly listed banking corporation organized under the laws of Germany.
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
Our Offerings
We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831. Our follow-on public offering commenced in July 12, 2016, through which we raised a total of $132,994. On January 8, 2020, our second follow-on offering commenced, through which we have raised $81,036 as of December 31, 2021. We have registered for sale in our second follow-on offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock (the "Second Follow-On Public Offering").

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements"). We refer to the Second Follow-On Public Offering and the Private Placements collectively as our “offerings.”

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
We expect to maintain a level of liquid assets primarily in real estate equity securities, as a source of funds to meet redemption requests, in addition to our revolving line of credit.
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2021, our advisor managed approximately $33.0 billion in real property in the Americas comprised of 328 properties and approximately 106.0 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

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

A more detailed description of the property types we will invest in is as follows:

Office Properties. Office sector properties are generally categorized based upon location and quality. Buildings may be located in Central Business Districts, or CBDs, or suburbs. Buildings are also classified by general quality and size, ranging from Class A properties which are generally large-scale buildings of the highest quality, to Class C buildings, which are below investment grade. We intend to invest in Class A or B office properties that are near executive housing, have sufficient transportation access or are located within well-established suburban office/business parks, or CBDs. We expect the term of our office leases to be between five and ten years which can help mitigate the volatility of our portfolio’s income.
Industrial Properties. Industrial properties are generally categorized as distribution centers or warehouses, research and development facilities, flex space or manufacturing. The performance of industrial properties is typically dependent on their proximity to economic centers and the movement of trade and goods. In addition, industrial properties typically utilize a triple-net lease structure pursuant to which the tenant is generally responsible for property operating expenses in addition to base rent which helps mitigate the risks associated with rising expenses. We intend to invest in industrial properties that are located in major distribution hubs and near transportation modes such as port facilities, airports, rail lines and major highway systems.
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
Apartment Properties. Apartment properties are generally defined as having five or more dwelling units that are part of a contiguous vertical or horizontal complex and offered for rent. Apartment properties also include purpose-built, for rent communities consisting of townhomes or detached single-family units (SFR) which share common areas and amenities. There are four main categories of apartment properties: SFR, garden-style, mid-rise and high-rise. Apartments generally have the lowest vacancy rates of any property type, with the better performing properties typically located in urban markets or locations with strong employment and demographic dynamics. We plan to invest in apartment properties that are located in or near employment centers with favorable potential for employment growth and conveniently situated with access to transportation and retail and service amenities. Traditional apartment properties are generally leased by apartment unit to individual tenants for one-year terms.

Certain apartment properties, such as our student housing property, The Flats at Carrs Hill, are leased by individual bed for one-year terms, regardless of the number of beds in a single unit.
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

Development Opportunities

We do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning. However, we may invest in these types of properties if we believe that attractive risk-adjusted investment returns can be achieved through proactive management techniques or value-added programs. In addition, we may acquire vacant land parcels if such acquisitions are incidental to, and in concert with, the acquisition of core, well-leased investments. Further, we may acquire vacant land parcels adjacent to properties we already own if such vacant land parcels represent a value-add opportunity to enhance the returns of the adjacent investments. Consequently, we are permitted to undertake speculative development of such vacant land parcels. Investments in development assets are included in, and subject to, the 15% value-added cap described in the "Value-Add Opportunities" section above.

Real Estate Equity Securities
We may invest up to 35% of our net assets in U.S. real estate equity securities. We believe the inclusion of an allocation to real estate equity securities allows us to improve the total return profile of an investment in shares of our common stock. We believe that our advisor’s ability to acquire real estate equity securities in conjunction with acquiring a diverse portfolio of properties and real estate loans affords us additional liquidity and diversification, which provides greater financial flexibility and discretion to construct an investment portfolio designed to achieve our investment objectives throughout various economic cycles.
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2021, the DWS Real Estate Securities team was comprised of 17 professionals who manage approximately $11.9 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Real Estate Loans

We may invest up to 15% of our net assets in real estate loans. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS"). We have not invested in real estate loans to date. The criteria that our advisor will use in making or investing in real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of five professionals with long-term experience in originating, underwriting, investing in mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate-related assets across various property types.
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

Borrowing Policies
We use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is in the range of 50% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our offerings, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in February 2023. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
Our actual leverage level is affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock causes our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of redemptions of shares of our common stock causes our leverage ratio to increase, at least temporarily. Our leverage ratio also increases or decreases with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund redemptions of shares of our common stock or for other purposes, our leverage increases and may exceed our target leverage ratio (in the range of 50%). In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our offerings or sell assets to repay outstanding indebtedness.
Our board of directors reviews our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our financial leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. Under our line of credit, we consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio (in the range of 50%) and we borrow additional amounts under our line of credit, or if the value of our portfolio decreases, our leverage could exceed our target leverage ratio range. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.
There is no limitation in our charter on the amount we may borrow against any single improved real property. However, we may not borrow more than approximately 75% of the sum of the cost of our investments (before non-cash reserves and depreciation), which is based upon the limit specified in our charter that borrowing may not exceed 300% of the cost of our net assets. “Net assets” is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may temporarily borrow in excess of this amount if such excess is approved by a majority of our board of directors, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. In addition to the limitation in our charter regarding our borrowings, our advisor has adopted a guideline stating that the leverage on any single improved property divided by its value (the “LTV ratio”) may not exceed 75% at the time of acquisition. For this purpose, the LTV ratio will be measured at the time such leverage is committed (not giving effect to any subsequent reductions in the value of the properties at closing or thereafter).

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

Human Capital
We have no employees. The employees of our advisor, our Dealer Manager and their affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations, administration and the distribution of our shares. We are dependent on our advisor, our Dealer Manager and their affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration, share distribution and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources. Our advisor entered into an agreement with Bank of New York Mellon Corporation ("BNY Mellon"), which is unaffiliated with us, whereby BNY Mellon provides the fund accounting and reporting, asset management accounting and fund administration services; provided that our advisor remains ultimately responsible for the performance of all such services for us pursuant to the terms of the advisory agreement between us and our advisor.
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

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: real estate properties, real estate equity securities, and real estate loans. As of December 31, 2021, we do not yet have any real estate loan investments. See Notes 2 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.

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
Concentration of Credit Risk
As of December 31, 2021 and 2020, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2021, we owned 15 properties with a total of 59 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and two apartment properties (including one student housing property). As of December 31, 2020 and 2019, we owned 14 properties with a total of 60 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2021, 2020 and 2019 are shown below.

	Percent of property related income
Property	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Providence Square, Marietta, GA	13.5%	13.7%	—%
Seattle East Industrial, Redmond, WA	12.9	13.6	—
The Flats at Carrs Hill, Athens, GA	10.9	10.8	13.8
Elston Plaza, Chicago, IL	9.6	9.6	13.0
Loudoun Gateway, Sterling, VA	9.4	9.8	12.5
Allied Drive, Dedham, MA	9.1	9.4	12.2
Total	65.4%	66.9%	51.5%

	Percent of property related income
Tenant	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
FedEx Ground - Seattle East Industrial	12.9%	13.6%	—%
Orbital ATK Inc. - Loudoun Gateway	9.4	9.8	12.5
New England Baptist Hospital - Allied Drive	8.4	8.7	10.9
Total	30.7%	32.1%	23.4%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2021, 2020 and 2019 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2021	December 31, 2020	December 31, 2019
FedEx Ground - Seattle East Industrial	11.8%	14.8%	15.3%
Orbital ATK Inc. - Loudoun Gateway	9.3	11.4	11.5
Total	21.1%	26.2%	26.8%

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

Available Information
We are subject to the information requirements of the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) where the reports, proxy and information statements, and other information that we file electronically can be accessed free of charge. Our website is www.rreefpropertytrust.com. Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports and other information we file electronically with the SEC are posted on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC and may be obtained free of charge. We also routinely post important information about our Company, including press releases. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings. The contents of our website are not incorporated herein by reference.

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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $66,723 as of December 31, 2021. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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
Pursuant to our advisory agreement and our expense support agreement, we have delayed reimbursing our advisor for certain offering and operating costs that have been incurred by our advisor under our expense support agreement until we reach $500,000 in gross proceeds from our offerings. We refer to these amounts as the deferred reimbursable amounts. Because the deferred reimbursable amounts are not immediately reflected in our NAV calculation and will not be reflected in our NAV calculation until such amounts are reimbursed to our advisor, stockholders from whom we repurchase shares before reimbursement of the deferred reimbursable amounts may have their shares repurchased at a higher NAV than would otherwise apply if all of the unpaid deferred reimbursable amounts were deducted from our assets when calculating our NAV. As a result, repurchases of shares pursuant to our share redemption plan that occur before all deferred reimbursable amounts are reimbursed by us and reflected in our NAV calculation may be dilutive to our remaining stockholders when such reimbursements are made to our advisor.
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
•defaults in our investment portfolio or decreases in the value of our investments, including as a result of changes in the economy resulting from the ongoing COVID-19 pandemic; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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
Our organizational documents permit us to pay distributions from any source, including net proceeds from our public offering, borrowings and the deferral of fees and expense reimbursements by our advisor, in its sole discretion (although no such expense reimbursements are currently available). We have funded our distributions, in part, with cash flow from operations, which, through December 31, 2015, was supported by the expense support provided by our advisor pursuant to the expense support agreement with our advisor. Without the expense support provided by our advisor, the payment of distributions would have come from proceeds of our offering or from additional borrowings. For the year ended December 31, 2021, our distributions were fully covered by our FFO. Also, for the year ended December 31, 2021, our distributions were covered 100.0% by our cash flow from operations. For further information on our actual FFO relative to our distributions for the year ended December 31, 2021, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations." In the future, our FFO may not be sufficient to fund our distributions and we may fund all or a portion of our distributions from sources other than FFO. The payment of distributions from sources other than FFO may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions results in a liability to us, which requires a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of an investment in our shares.

The purchase and redemption price of shares of our common stock is based on our NAV and not on any public trading market.
The purchase and redemption price for shares of our common stock is based on our NAV and is not based on any public trading market. Because the valuation of properties is inherently subjective, our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day. Our NAV does not reflect $5,383 in payments made by our advisor pursuant to our expense support agreement. Following the month when we have reached $500,000 in gross proceeds from our offerings, we will make monthly reimbursement payments to our advisor of $250 for the first 12 months and $198 for the second 12 months, subject to certain limitations. Such payments will be deducted from our NAV as and when they are reimbursed.
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
When the appraisals of our properties are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the ongoing COVID-19 pandemic. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on monthly budgets. As soon as practicable after the end of the last business day of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic impact of the ongoing COVID-19 pandemic) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
Our NAV and the price paid by new investors for shares of our common stock in our offerings may not reflect the adverse impact on the value of our properties resulting from the ongoing COVID-19 pandemic.
The ongoing COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies. The impact from the ongoing pandemic on our investments is still uncertain. The NAV per share of each class of our common stock as published on any given day may not reflect the changes in values of our properties resulting from the COVID-19 pandemic, as this impact is not immediately quantifiable. Certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective reports related to the uncertain impact of the COVID-19 pandemic on the property values. In certain cases this cautionary language asks that we not rely on conclusions made prior to the most recent developments related to the COVID-19 pandemic, encourages us to exercise diligence in reviewing those conclusions as the situation evolves and reminds us to consider that the report expresses an opinion of value as of the date of value. As a result, the property appraisals we use in our NAV calculation may not take into account changes to the value of our properties resulting from the effects of the COVID-19 pandemic and as such the price per share paid by new investors may be higher than the actual value of our shares of common stock.
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
The ongoing COVID-19 pandemic and the related governmental and corporate responses may adversely affect our investments and operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

As a result of our property investments being located in the United States, the COVID-19 pandemic will impact our properties and operating results to the extent that its continued effects within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines and other measures taken to curb the spread of COVID-19 and its variants may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results. With respect to our retail properties, individual stores and shopping plazas have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Our office and industrial properties may be negatively impacted by tenant bankruptcies and defaults. Our apartment properties may be impacted by colleges suspending in-person classroom education, or by declining household incomes and wealth, resulting delinquencies or vacancies.

Although the U.S. Food and Drug Administration has approved certain therapies and vaccines for distribution, there remain uncertainties as to the public’s willingness to receive the vaccines, the overall efficacy of the vaccines, especially as new strains of the coronavirus continue to emerge, and the level of resistance these new strains have to the existing vaccines, if any. The ongoing COVID-19 pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn or a recession at a global scale, which could materially affect our or our tenants’ performance, financial condition, results of operations, and cash flows. The extent to which the COVID-19 pandemic may further impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 and its variants, the actions taken to contain the COVID-19 pandemic or treat its impact, and the availability of effective therapies or vaccines, among others.

We depend on our advisor and our Dealer Manager to conduct our operations and our offerings, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success depends in part upon our relationships with, and the performance of, our advisor and its key real estate professionals for the acquisition and management of our investment portfolio and our corporate operations and our Dealer Manager for capital raising in our public offering and private placements. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement, the agreement with the dealer manager or agreements with our distribution agents are terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of our stock.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire.
Our public offering is being made on a “best efforts” basis, and our private placements are being made on a “reasonable efforts” basis, meaning that the Dealer Manager and the distribution agents are only required to use their best and reasonable efforts, respectively, to sell our stock and do not have a firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our public offering and private placement may be substantially less than the amount we would need to maintain a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that our stockholders will lose money in their investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war, acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics such as the ongoing COVID-19 pandemic;
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

If any credit market disruptions or economic slowdowns occur, any investments in apartment properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our apartment properties may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

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

Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces, teleconferencing and outsourcing. These trends are being accelerated as a result of the ongoing COVID-19 pandemic. These practices enable businesses to reduce their space requirements. Over time, these trends could erode the overall demand for office space and, in turn, may place downward pressure on occupancy, rental rates and property valuations.

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
Under the BHC Act, Deutsche Bank or its affiliates are generally not permitted to have control over an operating business such as us. The advisor has determined that it does not have control over us. This determination is highly fact dependent and is not entirely free from doubt, and the Federal Reserve may take into account all facts and circumstances in a particular case when assessing the presence of absence of control. If it were subsequently determined that the advisor controlled us, the advisor may be required to limit the types of activities that it would engage in on our behalf, which might have detrimental effects for us and our operations.
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
As of December 31, 2021, our portfolio of real estate-related assets consisted solely of publicly traded common stock of 32 REITs with a fair value of $36,825. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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
We may utilize a line of credit, such as our Wells Fargo line of credit, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our public offering or private placements. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our public offering or private placements or sell some of our assets to repay outstanding indebtedness.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. Loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. In addition, revolving credit facilities may contain mandatory commitment reductions triggered by events that may be outside of our control. If we are unable to raise sufficient proceeds in our public offering or private placements to meet this requirement or obtain new financing on favorable terms, our sources of liquidity would be restricted. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions and our ability to achieve our investment objectives.

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
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” as each is defined in Section 897 of the Code, that recognizes gain on a disposition of a “United States real property interest,” or USRPI (which generally includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains and required to report such gains on a U.S. federal income tax return. We generally invest in various publicly traded REIT stocks and receive dividends therefrom. To the extent such dividends are attributable to a REIT’s gains from disposition of a USRPI, our distributions attributable to such amounts will be treated as gain from sale of a USRPI. While such amounts are likely to be a small portion of the dividends we distribute, any such amount generally would require a non-U.S. stockholder to file a U.S. federal income tax return. It is possible that a non-U.S. stockholder will be required to file a U.S. federal income tax return every year such stockholder receives dividends from us.

Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure stockholders that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gains by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Furthermore, distributions by us that are attributable to gains from distributions of USRPIs generally will be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. However, our shares are not listed on an exchange and we have no current plans to list our shares. FIRPTA gains must be reported on U.S. federal income tax returns, and special withholding rules apply to FIRPTA transactions.
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

Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and so elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and, in taxable years that began before January 1, 2022, any deductions for depreciation, amortization or depletion. A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

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

The publication of LIBOR rates may be discontinued by 2023. We are parties to loan agreements with LIBOR-based interest rates but we currently do not have any interest rate derivatives. We may have to renegotiate such LIBOR-based instruments to replace references to LIBOR. Under current law, certain modifications of terms of LIBOR-based instruments may have tax consequences, including deemed taxable exchanges of the pre-modification instrument for the modified instrument. Recently finalized Treasury regulations, which will be effective March 7, 2022, and Revenue Procedure 2020-44 will treat certain modifications that would be taxable events under current law as non-taxable events. Such guidance does not discuss REIT-specific issues of modifications to LIBOR-based instruments. We will attempt to migrate to a post-LIBOR environment without jeopardizing our REIT qualification or suffering other adverse tax consequences but can give no assurances that we will succeed.

We may choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends received.
Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% (modified pursuant to Rev. Proc. 2021-53 to 10% for distributions declared on or after November 1, 2021 and on or before June 30, 2022) of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). Taxable stockholders receiving such dividends will be required to include the full amount of the dividend income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the NAV per share of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
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

During the great recession, and more recently in response to the perceived and potential economic impacts caused by the ongoing COVID-19 pandemic, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. Even while credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
Economic events that may cause our stockholders to request that we redeem their shares, or that may reduce our ability to raise capital, may materially adversely affect our cash flow and our ability to achieve our investment objectives.
Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to the ongoing COVID-19 pandemic, or global or national events that are beyond our control, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. The total amount of redemptions in any calendar quarter will be limited to classes of common stock whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.

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
Other disruptive events, including, but not limited to, natural disasters and public health or pandemic crises (such as the ongoing COVID-19 pandemic), may adversely affect our ability to conduct business. Such adverse effects may include the inability of our advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our business operations can result in significant operational issues.
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
Inflation may adversely affect our financial condition and results of operations.

An increase in inflation could have an adverse impact on our floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, leases of long-term duration or that include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

The phase-out of LIBOR could affect interest rates for our variable rate debt and any interest rate derivative arrangements.

LIBOR is used as a reference rate for our variable rate debt under the Wells Fargo line of credit. We currently do not have any interest rate derivative arrangements, but LIBOR may be used as a reference rate for such arrangements that we may enter into in the future. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. The Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. We are not able to predict when LIBOR will cease to be available, or how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years. We may have to renegotiate the Wells Fargo line of credit to replace references to LIBOR. In such circumstances, the interest rates on our variable rate debt under the Wells Fargo line of credit may change. The new rates may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the transition process may result in delays in funding, higher interest expense, additional expenses, and increased volatility in markets for instruments that currently rely on LIBOR, all of which could negatively impact our cash flow.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Many of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. Further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible.In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate and real estate related debt to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We cannot provide assurance that future changes to the tax laws will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our common stock or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisor with respect to the impact of any legislative, regulatory or administrative developments and proposals and their potential effect on their investment.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned 15 properties comprising 1,947,455 rentable square feet, diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Eight of the 15 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $82,300 as of December 31, 2021. Each of the remaining properties were encumbered by separate property-specific loans with a total outstanding balance of $191,872 as of December 31, 2021.
Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2021:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	7	July 2, 2014	86.1
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Allied Drive	Dedham, MA	64,127	2	September 27, 2016	100.0
Office Total		334,267	11		97.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	December 18, 2013	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(3)	Chicago, IL	92,806	12	December 31, 2018	97.4
Providence Square(4)	Marietta, GA	222,805	26	September 16, 2019	99.3
Retail Total		442,486	44		97.6
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		760,150	6		100.0
Apartment Properties
The Flats at Carrs Hill	Athens, GA	135,864	138	September 30, 2015	100.0
The Glenn	Centennial, CO	274,688	306	November 19, 2021	98.7
Apartment Total		410,552	444		99.0
Grand Total		1,947,455	61/444		98.7%
____________
(1) Leased percentage is based on executed leases as of December 31, 2021 (including those which have not taken effect as of December 31, 2021), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.

(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2021. The table does not include any of the leases from our apartment properties, totaling approximately $9,750 in annualized base rent as of December 31, 2021. As of December 31, 2021, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 4.3 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2022	10	70,269	4.7%	$799	3.4%
2023	12	470,472	31.1	6,418	27.8
2024	6	77,975	5.2	1,493	6.4
2025	6	14,176	0.9	432	1.9
2026	8	288,902	19.2	3,245	14.0
2027	4	135,181	9.0	2,377	10.3
2028	6	233,624	15.5	4,430	19.1
2029	2	105,918	7.0	653	2.8
2030	1	5,779	0.4	170	0.7
2031	1	28,914	1.9	492	2.1
Thereafter	3	76,747	5.1	2,653	11.5
Total	59	1,507,957	100.0%	$23,162	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2021.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2021. The table does not include any of the leases from our apartment properties, totaling approximately $9,750 in annualized base rent as of December 31, 2021.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
FedEx Ground Package System, Inc.	210,321	13.9%	$3,890	16.8%	Jul. 2028
Orbital ATK	102,015	6.8	3,085	13.3	Aug. 2023
New England Baptist Hospital	59,213	3.9	1,849	8.0	Jul. 2033
Allstate(2)	94,233	6.2	1,328	5.7	May 2026
Dependable Packaging Solutions	182,919	12.2	1,179	5.1	Jan. 2023
Performance Food Group	159,627	10.6	950	4.1	Dec. 2026
Dick’s Sporting Goods	44,477	2.9	934	4.0	Feb. 2027
Home Depot	67,613	4.5	606	2.6	Jun. 2027
Bed Bath & Beyond	51,637	3.4	580	2.5	Jan. 2024
Jewel-Osco	55,024	3.6	559	2.4	Sept. 2023
Raytheon	15,000	1.0	543	2.3	May 2027
TJX Companies	54,809	3.6	499	2.2	Jan. 2023
Sprouts Farmers Market	28,914	1.9	492	2.1	Jan. 2031
Walgreens(3)	12,674	0.8	490	2.1	Mar. 2087
Mission Produce	100,283	6.7	480	2.1	Jan. 2029
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,238,759	82.0	17,464	75.3
Remaining 44 tenants	269,198	18.0	5,698	24.7	Jan. 2022 - May 2039
Total	1,507,957	100.0%	$23,162	100.0%

(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2021.
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

Acquisitions

A summary of our property acquisitions which we have completed in the past three years is included below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.”

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

In May 11, 2021, each of our current independent directors received a grant of 675 Class D shares of restricted stock pursuant to our independent directors compensation plan. The shares of Class D restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they did not involve any public offering.

Between November 10, 2021 and March 2, 2022, we completed the sale of 466,244 shares of our Class D Shares for an aggregate purchase price of approximately $7,805. The sale of such Class D Shares was made in connection with (i) our Reg D Private Placement to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) our Reg S Private Placement to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. DWS Distributors, Inc., the dealer manager for our Second Follow-On Public Offering, also serves as the placement agent for our Private Placements, and received commissions of approximately $5 in connection with the transactions described herein.

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

As of December 31, 2021, in our Second Follow-On Public Offering, we had sold the following shares of common stock and raised the following proceeds:

	Shares	Proceeds
Second Follow-On Public Offering (Primary):
Class A shares	558,299	$8,667
Class I shares	3,638,381	54,264
Class T shares	158,527	2,457
Class M-I	151,387	2,409
Class T2	104,889	1,695
Distribution Reinvestment Plan:
Class A shares	195,187	2,886
Class I shares	546,343	8,127
Class T shares	31,034	457
Class N shares	2,977	46
Class M-I shares	1,197	19
Class T2 shares	546	9
Total	5,388,767	$81,036

For the year ended December 31, 2021, for our Second Follow-On Public Offering, the ratio of the cost of raising capital to capital raised was approximately 3.7%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A, Class S, Class T and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of February 18, 2022, there were approximately 680, 1,780, 125, 45, 37, 24, 21 and one stockholders of record for the Class A, Class I, Class T, Class N shares, Class M-I shares, Class T2, Class D and Class Z shares, respectively, and no stockholders of record for the Class S shares of our common stock.

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

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2021. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended December 31, 2021	Shares	Weighted Average Share Price
Class A	3,521	$16.10
Class I	112,881	16.21
Class T	32,113	16.37
Class D	9,887	15.77

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2021. As of December 31, 2021, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2021	76,553	$15.76	76,553	(1)
November 1 -November 30, 2021	16,752	$16.41	16,752	(1)
December 1 -December 31, 2021	65,097	$16.69	65,097	(1)
(1) Redemptions are limited as described above.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Annual Report on Form 10-K. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our company, such as, without limitation, our daily NAV per share, press releases and links to our reports on Forms 10-K, 10-Q and 8-K, all amendments to those reports, and other information we file electronically with the SEC. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.
The Company's NAV per share is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTMX, ZRPTNX, ZRPTTX, ZRPTUX and ZRPTDX for its Class A shares, Class I shares, Class M-I shares, Class N shares, Class T shares, Class T2 shares and Class D shares, respectively. The NAV per share for our Class S shares will be available on our website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for that particular share class has occurred.
Presentation

Dollar amounts presented throughout this Annual Report on Form 10-K are in thousands, except for per share amounts.

Overview
We are a Maryland corporation that invests in a diversified portfolio of high quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially elected to be taxed as a REIT for federal income tax purposes for the calendar year ended December 31, 2013. We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.
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

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to our advisor authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on April 21, 2023.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has had, and may continue to have, a significant impact on local, national and global economies. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations, including its impact on our tenants and business partners. While we did not incur significant disruptions in our operations from the coronavirus during the years ended December 31, 2021 and 2020, the extent to which the COVID-19 pandemic ultimately impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Our real estate property portfolio is diversified across the four primary sectors of commercial real estate: office, industrial, retail and apartment. During the year ended December 31, 2020, we received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the COVID-19 pandemic. Ultimately, we entered into ten agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for our entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for our entire property portfolio. We applied the FASB's issued practical expedient to not treat the leases that solely contained a deferral of rent as a lease modification, resulting in such deferred rent remaining as lease revenue in the period originally recognized. For tenants with whom we agreed to deferral of past due rent, all such deferred rent was fully paid by July 31, 2021, in accordance with the rent deferral agreements. We did not have any rent deferral agreements in place as of December 31, 2021.

We and our independent valuation advisor are closely monitoring our rent collections, market transactions and tenant situations with respect to our property investments for purposes of assessing any potential valuation change to our properties. Certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective fourth quarter 2021 reports related to the uncertain impact of the COVID-19 pandemic on the property values.

Our real estate securities portfolio was significantly negatively impacted during March 2020 as the financial markets saw considerable volatility as the COVID-19 pandemic expanded and worsened. While the value of our real estate securities portfolio had recovered such losses as of December 31, 2021, the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business.

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2021, our real estate portfolio was comprised of 15 properties diversified across geography and sector. We acquired one property, The Glenn, for $128,500 during the year ended December 31, 2021, no properties during the year ended December 31, 2020, and two properties, Providence Square and Seattle East Industrial, for $136,342 during the year ended December 31, 2019.
For our commercial leases in effect as of December 31, 2021, our weighted average remaining lease term was 4.3 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2021:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	7	86.1
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	11	97.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	12	97.4
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	44	97.6
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Properties
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
The Glenn	Centennial, CO	274,688	306	98.7
Apartment Total		410,552	444	99.0
Grand Total		1,947,455	61/444	98.7%

(1) Leased percentage is based on executed leases as of December 31, 2021 (including those which have not taken effect as of December 31, 2021), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2021, our real estate equity securities portfolio consisted of publicly-traded common stock of 32 REITs with a fair value of $36,825. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. The real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the marketable securities held at any time continue to serve their original intended purposes.

The following chart summarizes our marketable securities by property type as of December 31, 2021:

Marketable Securities Portfolio Diversification

Towers: 2.1%
Specialty: 1.3%
Self Storage: 10.9%
Apartment: 24.2%
Retail: 7.8%
Regional Malls: 6.6%
Data Centers: 10.0%
Office: 4.6%
Net Lease: 1.5%
Healthcare: 7.5%
Hotels: 2.7%
Industrial: 20.8%

As of December 31, 2021, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	12.4%
AvalonBay Communities, Inc.	Apartment	6.8
Simon Property Group, Inc.	Regional Malls	6.6
Extra Space Storage Inc.	Self Storage	5.6
Digital Realty Trust, Inc.	Data Centers	5.3
Sun Communities, Inc.	Apartment	4.9
Welltower, Inc.	Healthcare	4.8
Equinix, Inc.	Data Centers	4.6
Mid-America Apartment Communities, Inc.	Apartment	4.5
Life Storage, Inc.	Self Storage	4.4
Total		59.9%

Market Outlook

U.S. real estate performed remarkably well in 2021. Although the year began tepidly amid a surge of COVID infections, the steady rollout of vaccines unleashed a resurgence of economic, leasing, and transactions activity in the spring and summer. By the third quarter, overall vacancy rates had dropped to nearly their lowest levels in more than 30 years, as reported by the National Council of Real Estate Investment Fiduciaries (NCREIF) as of September 2021. Net operating income (NOI) increased 9% year-over-year, a rate eclipsed only once since 1983, per NCREIF as of September 2021. Real Capital Analytics reported that transaction volume of $462 billion in the first three quarters of 2021 was the highest in at least 20 years.

The rebound in U.S. real estate performance was largely driven by fundamentals, in our view. The apartment sector absorbed 251,000 units in the third quarter — more than the annual average over the past decade (208,000), as reported by CBRE Econometric Advisors (CBRE-EA) as of September 2021. CBRE-EA also reported that cumulative industrial absorption of 292 million square feet rivaled 2016 levels (which was 313 million square feet), the highest since at least 1989. CBRE-EA continued that the retail sector registered its fourth consecutive quarter of positive net demand. CBRE-EA further reported that in each of the apartment, industrial and retail sectors, vacancy rates dropped to their lowest levels in history, underpinning solid year-over-year rent growth (8% in the case of apartment and industrial; 2% for retail). However, in our view, the office sector stood out as a notable exception. Valuations held steady, and tenants generally continued to meet their lease obligations, according to Kastle Systems as of December 2021, which kept net operating incomes stable, according to NCREIF. However, the third quarter capped six consecutive quarters of negative office absorption totaling 123 million square feet, nearly three times the negative absorption recorded during the course of the global financial crisis from the fourth quarter of 2008 to the third quarter of 2009 (which was 45 million square feet), while vacancies jumped to near historic highs, all as reported by CBRE-EA as of September 2021.

We believe that U.S. real estate is poised to sustain its strong momentum, courtesy of an unusually favorable set of macroeconomic and financial conditions. We believe U.S. gross domestic product growth may slow, but this would still rest well above trend levels of about 2%. Consistent with last year, we expect that strong economic growth will fuel robust leasing activity across most types of residential and commercial real estate. In our view, real estate has traditionally been viewed as an inflation hedge, as rising nominal wages and sales can augment renters’ spending power. Further, we believe higher construction costs can also constrain competitive supply. The Census Bureau reported as of November 2021 that materials prices soared 35% year-over-year in November, while Engineering News-Record reports a broader measure that includes wages increased 14% — the fastest increases in 50-70 years. Over time, we believe real estate prices have tracked replacement costs, which in our view are directly tied to inflation. The Federal Reserve has signaled that it will suspend asset purchases in March 2022 and lift short-term interest rates several times in 2022. However, real yields, as measured by the 10-year Treasury Inflation Protected Security (TIPS) have hardly moved from their record lows of approximately -1%, and futures markets imply that they will remain below -60 basis points through 2022, all as reported by Bloomberg as of December 2021. The spread between capitalization rates as reported by NCREIF, and TIPS yields as reported by the Federal Reserve, both as of September 2021, was about 500 basis points, well above the long-term average of about 400 basis points, suggesting in our view that there is room for real estate to absorb any upward pressure on real interest rates.

There are, however, risks that may impact our market outlook for 2022. We believe, in the near term, the COVID-19 Omicron variant introduces risks to the economy and therefore leasing fundamentals. There is also a risk that inflationary pressures may necessitate a more forceful Federal Reserve response that would tip the economy into recession. Yet, in our view, today’s upward-sloping yield curve suggests that recession risks are several years off. We believe that robust economic growth, elevated inflation and low real interest rates set the stage for a strong real estate market in 2022 and likely beyond.

Results of Operations

Since our inception, we have acquired 15 properties and invested in real estate equity securities as described above in “Portfolio Information.” We have not disposed of any properties. We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

The following table illustrates the changes in property operating revenues, property operating expenses, and net operating income for same-store properties for the year ended December 31, 2021 to the year ended December 31, 2020, and for the year ended December 31, 2020 to the year ended December 31, 2019. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2021 compared to the year ended December 31, 2020, includes properties acquired after January 1, 2020 which is The Glenn. “Non-same-store,” as reflected in the table below, for the year ended December 31, 2020 compared to the year ended December 31, 2019, includes properties acquired after January 1, 2019 which are Providence Square and Seattle East Industrial. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			Year Ended December 31,
Lease revenue	2021	2020	Change	2020	2019	Change
Lease revenue - same-store portfolio	$31,591	$30,011	$1,580	$21,769	$21,322	$447
Lease revenue - non-same-store portfolio	794	—	794	8,242	1,384	6,858
Total lease revenue	32,385	30,011	2,374	30,011	22,706	7,305

Property operating expenses
Same-store portfolio	9,295	8,580	715	7,359	7,330	29
Non-same-store portfolio	257	—	257	1,221	276	945
Total property operating expenses	9,552	8,580	972	8,580	7,606	974

Net operating income
Same-store portfolio	22,296	21,431	865	14,410	13,992	418
Non-same-store portfolio	537	—	537	7,021	1,108	5,913
Total net operating income	22,833	21,431	1,402	21,431	15,100	6,331

Adjustments to lease revenue
Straight-line revenue	537	1,065	(528)	1,065	694	371
Above- and below-market lease amortization, net	753	760	(7)	760	774	(14)
Lease incentive amortization	(106)	(106)	—	(106)	(104)	(2)
Depreciation	(7,052)	(7,059)	7	(7,059)	(5,579)	(1,480)
Amortization	(6,174)	(5,774)	(400)	(5,774)	(4,874)	(900)
General and administrative expenses	(1,976)	(1,887)	(89)	(1,887)	(1,953)	66
Advisory fees	(8,672)	(2,163)	(6,509)	(2,163)	(2,828)	665
Interest expense	(6,654)	(7,164)	510	(7,164)	(5,107)	(2,057)

Marketable securities
Investment income on marketable securities	693	646	47	646	624	22
Net realized gain (loss) on marketable securities	3,179	(2,363)	5,542	(2,363)	666	(3,029)
Net unrealized change in fair value of marketable securities	7,094	788	6,306	788	3,290	(2,502)
Net income (loss)	$4,455	$(1,826)	$6,281	$(1,826)	$703	$(2,529)

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

Property Operations

Our total lease revenue and total property operating expenses for the year ended December 31, 2021 increased compared to those for the year ended December 31, 2020 primarily due to same-store operations. Our total same-store net operating income for the years ended December 31, 2021 and 2020 reflects 14 of the 15 properties in the portfolio. The increase in same-store lease revenue for the year ended December 31, 2021 compared to the same period in 2020 was primarily spread across three properties: (1) a new lease at Anaheim Hills Office Plaza that was entered into during 2020 had a full year of rent in 2021; (2) higher rents at The Flats at Carrs Hill; and (3) Heritage Parkway due to a 5-year lease renewal with Allstate which provided free rent for four months in 2020 compared to two months of free rent in 2021.

Same-store property operating expenses for the year ended December 31, 2021 increased from the same period in 2020 due to higher real estate taxes, which accounted for approximately one-half of the total increase, as well as higher insurance, snow removal, repairs and utility costs. These increases were partially offset by lower legal costs as the 2020 period had unusually high legal costs resulting from lease amendments caused by the COVID-19 pandemic.

Straight-Line Revenue

Under GAAP, we recognize base rental revenue on a straight-line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The decrease in straight-line revenue for the year ended December 31, 2021 compared to the same period in 2020 was due in part to the aforementioned free rent for Allstate which resulted in a decrease of $223 in straight-line revenue during the year ended December 31, 2021 relative to the 2020 period. Additionally, decreased straight-line revenue resulted from contractual rent increases for various leases across the portfolio.
Lease Intangible Amortization

Lease intangible amortization consists of above- and below-market lease amortization from acquired leases and lease incentive amortization. For the year ended December 31, 2021, the net amount of above- and below-market lease amortization decreased slightly from the same period in 2020 as previously acquired leases rolled over and the 2021 acquisition of The Glenn had no impact. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2021 period as a result of the acquisition of The Glenn which contributed $1,348 to depreciation and amortization for the year ended December 31, 2021. This increase was offset by decreases at various properties where either acquired leases reached the end of their initial period or the period of depreciation or amortization had expired.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees and independent director compensation. The amount for the year ended December 31, 2021 increased from the same period in 2020 primarily due to higher directors and officers insurance resulting from market rate increases and audit fees due the acquisition of The Glenn. These increases were offset by lower legal fees.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2021 period compared to the 2020 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the year ended December 31, 2021, the total return of each share class exceeded the required Hurdle Amount, applied on a pro rated basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $6,057. For the year ended December 31, 2020, the total return of each share class did not exceed the required Hurdle Amount for any share class, applied on a pro rated basis as applicable.

Interest Expense

The decrease in interest expense for the year ended December 31, 2021 from the same period in 2020 was primarily due to a lower weighted average outstanding balance on our line of credit, as we used incoming capital raise to pay down the outstanding balance. The weighted average outstanding balance on our line credit was $61,914 and $76,622 for the years ended December 31, 2021 and 2020, respectively. In November 2021, in connection with our acquisition of The Glenn, we originated a $66,000 loan with a fixed interest rate of 3.02%. As a result, the weighted average outstanding aggregate balance on all of our loan obligations was $195,834 and $203,117 for the years ended December 31, 2021 and 2020, respectively. A steady interest rate environment over the year ended December 31, 2021 kept our all-in interest rate on all of our loan obligations averaging 3.1% for the year ended December 31, 2021, marginally lower than the 3.2% for the year ended December 31, 2020. Our total outstanding loan balance as of December 31, 2021 consisted of 70% fixed rate loans and 30% floating rate loans.

In addition, amortization of loan financing costs was lower in the 2021 period compared to the 2020 period due to our exercise of renewal options for our line of credit in February 2021, which incurred less financing costs compared to the amount recorded when the line of credit was renewed in 2018. We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

Our investment income for the year ended December 31, 2021 increased compared to the 2020 period as we added $5,500 to our marketable securities portfolio during the later part of the year ended December 31, 2021. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Publicly traded real estate securities in general performed well during the year ended December 31, 2021, leading to our recognition of net realized and net unrealized gains for our marketable securities portfolio of $3,179 and $7,094, respectively. In response to the COVID-19 pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. During the second quarter of 2020, our marketable securities portfolio regained a significant portion of its first quarter losses. By the end 2020, our real estate securities portfolio had positive momentum due to a completed election (thus removing uncertainty) in combination with optimism based on federal stimulus actions, which contributed to a net unrealized gain of $788 for year ended December 31, 2020. However, active management resulted in our marketable securities portfolio incurring net realized losses of $2,363 for the year ended December 31, 2020, due to the continual refinements that occurred during the periods when the securities portfolio was down in value.

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

Straight-Line Revenue

Under GAAP, we recognize base rental revenue on a straight-line basis which results in the recognition of the same amount of base rental revenue during each period of a given lease regardless of the amount of contractual cash rent paid in each period. The increase in straight-line revenue for the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the aforementioned free rent for Allstate which resulted in an increase of $423 in straight-line revenue during the year ended December 31, 2020 relative to the 2019 period. Additionally, increased straight-line revenue resulted from Providence Square and Seattle East Industrial which were acquired in September and December 2019, respectively. These increases were offset by (i) a decrease of $195 at Anaheim Hills Office Plaza as the leases signed in 2019 began to pay cash rent in late 2019 and early 2020 thereby reducing the straight-line revenue for such leases in the 2020 period, and (ii) decreases as a result of contractual rent increases for various leases across the portfolio.
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

Marketable Securities

Our investment income for the year ended December 31, 2020 increased compared to the 2019 period. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. In response to the COVID-19 pandemic, the financial markets significantly declined in March 2020, and our marketable securities portfolio similarly suffered. During the second quarter of 2020, our marketable securities portfolio regained a significant portion of its first quarter losses. By the end 2020, our real estate securities portfolio had positive momentum due to a completed election (thus removing uncertainty) in combination with optimism based on federal stimulus actions, which contributed to a net unrealized gain of $788 for year ended December 31, 2020. However, active management resulted in our marketable securities portfolio incurring net realized losses of $2,363 for the year ended December 31, 2020, due to the continual refinements that occurred during the periods when the securities portfolio was down.

Inflation

In our view, the real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the recent increase in inflation as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. With the exception of leases with tenants in apartment properties, we will seek to include, and most of our existing tenant leases do include, provisions designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Additionally, certain of our tenant leases require the tenant to directly pay most of the operating expenses of the property. Despite market rental rates that typically increase in an inflationary environment, due to the generally long-term nature of our tenant leases, annual rent increases included in the leases may not be sufficient to cover inflation and rent may be below market. Leases in apartment properties generally turn over on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature. Higher inflation may also impact our corporate expenses, particularly those that are labor driven, such as audit, legal and other professional services.

NAV per Share

Our NAV per share is calculated daily in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2021:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$574,039	$28.82	$28.99	$29.04	$28.86	$28.68	$28.71	$28.64	$28.62
Investments in real estate equity securities (2)	36,825	1.85	1.86	1.85	1.86	1.85	1.85	1.85	1.86
Other assets, net	10,939	0.55	0.55	0.54	0.55	0.54	0.54	0.54	0.54
Line of credit	(82,300)	(4.13)	(4.15)	(4.14)	(4.16)	(4.14)	(4.14)	(4.13)	(4.15)
Mortgage loans payable	(191,872)	(9.63)	(9.68)	(9.65)	(9.70)	(9.66)	(9.66)	(9.62)	(9.68)
Other liabilities, net	(13,153)	(0.68)	(0.69)	(0.82)	(0.50)	(0.43)	(0.46)	(0.51)	(0.31)
Net asset value	$334,478	$16.78	$16.88	$16.82	$16.91	$16.84	$16.84	$16.77	$16.88
Note: No Class S shares were outstanding as of December 31, 2021

(1)  The value of our investments in real estate was approximately 16.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 44.1% more than their historical cost.

As of December 31, 2021, all properties except The Glenn were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the office, retail and industrial properties as of December 31, 2021. Once both apartment properties are appraised by a third-party appraisal form in addition to our independent valuation advisor, we will include the key assumptions for that property type.

	Discount Rate	Exit Capitalization Rate
Office properties	7.24%	6.42%
Retail properties	6.87%	6.10%
Industrial properties	5.00%	4.22%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of December 31, 2021.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.8)%	(2.5)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(2.0)%	(4.0)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2021.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$171,751	$8.61	$8.66	$8.64	$8.68	$8.65	$8.65	$8.60	$8.66
Plus:
Unrealized gain on real estate investments	79,281	3.98	4.00	3.99	4.01	3.99	3.99	3.98	4.00
Accumulated depreciation	35,883	1.80	1.81	1.80	1.81	1.81	1.81	1.8	1.81
Accumulated amortization	31,445	1.58	1.59	1.58	1.59	1.58	1.58	1.58	1.59
Deferred costs and expenses, net	20,548	1.03	1.04	1.03	1.04	1.03	1.03	1.03	1.04
Less:
Deferred rent receivable	(4,430)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)
Net asset value	$334,478	$16.78	$16.88	$16.82	$16.91	$16.84	$16.84	$16.77	$16.88
Note: No Class S shares were outstanding as of December 31, 2021.
The deferred costs and expenses of $20,548 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,343 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,545 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition of (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent board members.

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
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as those caused by the COVID-19 pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

The COVID-19 pandemic has had, and may continue to have a significant impact on local, national and global economies. Certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective fourth quarter 2021 reports related to the uncertain impact of the COVID-19 pandemic on the property values.
Funds from Operations and Adjusted Funds from Operations
We believe that funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) in combination with net income or loss and cash flows from operating activities, both as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and AFFO measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.
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
AFFO
We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, the performance component of the advisory fee, amortization of restricted stock awards, amortization of deferred financing costs and the net unrealized change in the fair value of our investments in marketable securities.
We use FFO and AFFO, among other things: (i) to evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) as metrics in evaluating our ongoing distribution policy. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with these same performance metrics used by us in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate AFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry at which point we may adjust our calculation and characterization of AFFO.

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$4,455	$(1,826)	$703

Real estate related depreciation	7,052	7,059	5,579
Real estate related amortization	6,174	5,774	4,874
NAREIT defined FFO	$17,681	$11,007	$11,156

Straight line rents, net	(537)	(1,065)	(694)
Amortization of above- and below-market lease intangibles, net	(753)	(760)	(774)
Amortization of lease incentive	106	106	104
Net unrealized change in fair value of investment in marketable securities	(7,094)	(788)	(3,290)
Performance component of the advisory fee	6,057	—	1,069
Amortization of restricted stock awards	102	102	146
Amortization of deferred financing costs	276	396	349
AFFO	$15,838	$8,998	$8,066

We believe that our FFO for the years ended December 31, 2021, 2020 and 2019, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of the COVID-19 pandemic. We commenced our Second Follow-On Public Offering on January 8, 2020. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

The ongoing COVID-19 pandemic has had, and may continue to have, a significant impact on local, national and global economies. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations, including its impact on our tenants and business partners. During the year ended December 31, 2020, we received rent relief requests from various tenants, most often in the form of requests for rent deferrals, as a result of the COVID-19 pandemic. Ultimately, we entered into ten agreements that included deferral of rent amounting to approximately 1.1% of the annual contractual rent for our entire property portfolio, and/or abatement of rent amounting to approximately 0.2% of the annual contractual rent for our entire property portfolio. For tenants with whom we agreed to deferral of past due rent, all such deferred rent was fully paid by July 31, 2021, in accordance with the rent deferral agreements. We did not have any rent deferral agreements in place as of December 31, 2021.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of December 31, 2021, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $54,638.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, which we refer to as the Wells Fargo line of credit. The Wells Fargo line of credit had a three-year term with two one-year extension options exercisable by us upon satisfaction of certain conditions and payment of applicable extension fees. In February 2021, we exercised both extension options via an amendment to the Wells Fargo line of credit, which we refer to as the February 2021 amendment, thereby extending the maturity date to February 27, 2023. Prior to this maturity date, we expect to refinance the Wells Fargo line of credit via another line of credit. There can be no assurance at this time as to the terms any new line of credit may contain or that we will be able to obtain a new line of credit.

The interest rate under the Wells Fargo line of credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. Financial markets are in process of phasing out LIBOR and other interbank offered rates in favor of alternative reference rates. While certain LIBOR rates have already been discontinued, the LIBOR rate applicable to our Wells Fargo line of credit will continue to be published through June 30, 2023, after the maturity of the Wells Fargo line of credit. Consequently, we expect that any new line of credit that we may obtain will be based on an alternative reference rate.

The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of December 31, 2021, our maximum borrowing capacity was $92,983, our outstanding balance was $82,300 and our weighted average interest rate was 1.71%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2021, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2021. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,213	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,470	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,849	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$191,872

Aggregate future principal payments due on the Wells Fargo line of credit and mortgage loans payable as of December 31, 2021 are as follows:

Year	Amount
2022	$717
2023	94,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$274,172

In the future, as our assets increase, it may not be commercially feasible, or we may not be able to secure, an adequate line of credit to fund acquisitions, redemptions or other needs. Moreover, actual availability may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline, such as that which may occur as a result of the COVID-19 pandemic. Furthermore, the credit markets have been significantly impacted by the COVID-19 pandemic which has caused certain lenders in the commercial real estate space to limit available financing options.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2021, we owed $71 to our advisor for such costs.

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

As the expense payment limit had been reached, pursuant to the expense support agreement, in January 2016 the reimbursement provisions were triggered. As such, we commenced making reimbursement payments to our advisor at the rate $250 per quarter, subject to adjustment as described in the expense support agreement. During the first quarter of 2016, we reimbursed $250 to our advisor under the expense support agreement. On April 25, 2016, we and our advisor entered into a letter agreement that amended certain provisions of the advisory agreement and the expense support agreement. On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2021, we raised $352,515 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

We are limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to the our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, our total operating expenses were $10,625, which exceeded the 2%/25% guidelines. Based upon a review of unusual and non-recurring factors, including, but not limited to, our particularly strong performance during this period that resulted in an increased performance component of the advisory fee, our independent directors determined that the excess expenses were justified.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2021 with respect to any of our offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15%

limitation with respect to any of our current or prior offerings, or any subsequent offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such offering. As of December 31, 2021, our total organization and offering costs incurred with respect to our current offering and any of our prior offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year ended December 31, 2021 to Year ended December 31, 2020

Cash flows provided by operating activities during the years ended December 31, 2021 and 2020 were $13,006 and $9,572, respectively. This increase in cash flow from operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due in part to higher rent collections, resulting from both higher contractual rents across several leases and Flats at Carrs Hill and collection of rents that were deferred in 2020 pursuant to pandemic-related lease amendments. Also contributing to higher cash flows from operating activities were lower interest expense paid (about $512 lower) and not paying our advisor a performance component of the advisory fee as there was no such fee earned for the year ended December 31, 2020. For the year ended December 31, 2020, we paid our advisor a performance component of the advisory fee of $1,069, which was the fee earned during the year ended December 31, 2019.

Cash flows used in investing activities during the years ended December 31, 2021 and 2020 were $135,469 and $2,682, respectively. During the 2021 period, we acquired The Glenn for $127,909, net of prorations. During the 2020 period, we had no real estate acquisitions. In 2021, we paid approximately $1,387 on improvements to our real estate investments, primarily for a new roof at Commerce Corner, and also for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvement of $2,004 in the 2020 period. During the 2021 period, we invested an additional $5,500 into our real estate securities portfolio, compared to no investments into our securities portfolio during the 2020 period.

Cash flows used in financing activities was $125,461 for the year ended December 31, 2021. We received proceeds of $74,094 in our offerings and paid $2,731 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2021 were $6,221. Of the total distributions declared for the year ended December 31, 2021, $6,421 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2021 that resulted in payments by us of $8,540, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $55,700 against our outstanding balance on the Wells Fargo line of credit. We borrowed $59,500 from our Wells Fargo line of credit during the year ended December 31, 2021. Additionally, we made principal payments on our mortgages loans of $503. We extended our Wells Fargo line of credit, and originated a new mortgage loan for $66,000 in connection with our acquisition of The Glenn. Together, we paid $438 in financing costs for both loans.

Cash flow provided by financing activities was $6,991 for the year ended December 31, 2020. We received proceeds of $30,284 in our offerings and paid $3,205 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2020 were $5,342. Of the total distributions declared for the year ended December 31, 2020, $5,482 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2020 that resulted in payments by us of $25,366, after deductions for any applicable 2% short-term trading discounts. We used proceeds from our offerings to repay $16,100 against our outstanding balance on the Wells Fargo line of credit. We borrowed $13,000 from our Wells Fargo line of credit during the year ended December 31, 2020. Additionally, we made principal payments on our mortgage loans of $262.

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

Cash flows used in financing activities was $6,991 for the year ended December 31, 2020. We received proceeds of $30,284 in our offerings and paid $3,205 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2020 were $5,342. Of the total distributions declared for the year ended December 31, 2020, $5,482 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2020 that resulted in payments by us of $25,366, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $16,100 against our outstanding balance on the Wells Fargo line of credit. We borrowed $13,000 from our Wells Fargo line of credit during the year ended December 31, 2020. Additionally, we made principal payments on our mortgage loans of $262.

Cash flow provided by financing activities was $136,390 for the year ended December 31, 2019. We received proceeds of $61,125 in our offerings and paid $3,324 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2019 were $4,534. Of the total distributions declared for the year ended December 31, 2019, $4,139 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2019 that resulted in payments by us of $5,423, after deductions for any applicable 2% short-term trading discounts. We originated $92,440 in property specific loans from State Farm on Elston Plaza, Nationwide on Providence Square and JPMorgan Chase on Seattle East Industrial, and used the proceeds along with proceeds from our offerings to repay $59,119 against our outstanding balance on the Wells Fargo line of credit. In connection with these new loans we paid $622 in financing costs. We borrowed $56,100 from our Wells Fargo line of credit during 2019, of which $18,300 was utilized to acquire Providence Square and $35,600 was utilized to acquire Seattle East Industrial. Additionally, we made principal payments on our mortgage loans of $253.

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

Our board of directors authorized and declared daily cash distributions for each quarter which were payable monthly for the period commencing on January 1, 2021 and ending on December 31, 2021 for each share of common stock outstanding. The table below shows the details of the distributions for 2021:

	Three Months Ended				Year Ended December 31, 2021
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00200680	$0.00208492	$0.00215264
Distributions paid or payable in cash	$1,337	$1,526	$1,703	$1,841	$6,407
Distributions reinvested	$1,374	$1,429	$1,668	$1,950	$6,421
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828

Net Cash Provided by Operating Activities:	$3,312	$3,039	$3,614	$3,041	$13,006

Funds From Operations:	$4,750	$4,465	$2,288	$6,178	$17,681

Total distributions declared to stockholders for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Distributions:
Distributions paid or payable in cash	$6,407	$5,344	$4,641
Distributions reinvested	6,421	5,482	4,139
Distributions declared	$12,828	$10,826	$8,780

Net Cash Provided by Operating Activities:	$13,006	$9,572	$6,898

Funds From Operations(1):	$17,681	$11,007	$11,156

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations.

For the year ended December 31, 2019, we paid $366 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2019. As a result, for the year ended December 31, 2019, our distributions were covered 78.6% by cash flow from operations and 21.4% by borrowings. For the year ended December 31, 2020, we paid $909 in lease commissions for new or renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2020. As a result, for the year ended December 31, 2020, our distributions were covered 88.4% by cash flow from operations and 11.6% by borrowings. For the year ended December 31, 2021, our distributions were covered 100.0% by cash flow from operations. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

The COVID-19 pandemic has caused, and may continue to cause, a world-wide economic slowdown and resulted in numerous temporary retail store closings as well as temporary closings of many other businesses due to government imposed or elected shelter-in-place orders. While conditions have recently improved, and certain pandemic related restrictions have eased, the duration and ultimate impact of these coronavirus cannot be predicted and may cause reduced operating cash flows from our investments. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

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

Redemptions

For details on our redemptions for the years ended December 31, 2021, 2020 and 2019, please see Note 9 to our consolidated financial statements contained within this Annual Report on Form 10-K. As of December 31, 2021, we had no unfulfilled redemption requests.

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
The carrying amount of the real estate investments are reviewed to ascertain if there are any indicators of impairment. Factors considered include the expected holding period, as well as other factors about the property, the tenants and the market in which the asset is located. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value of the real estate investment is lower than its carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by us from our independent valuation agent.
Revenue Recognition

The future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if we have determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then we must write off that tenant's existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which we may be aware. We are closely monitoring our tenants in light of the ongoing COVID-19 pandemic.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of December 31, 2021, we had $82,300 outstanding under our Wells Fargo line of credit bearing interest at approximately 1.71%, representing approximately 59.5% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $412 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the COVID-19 pandemic, have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions, including the effects of the COVID-19 pandemic. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2021, we owned $36,825 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2021 would result in a change of $3,682 to the unrealized gain on marketable securities.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2022 Proxy Statement") relating to our 2022 annual meeting of stockholders (our “2022 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2022.
On February 4, 2022, our board of directors determined to hold the 2022 Annual Meeting on May 11, 2022.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 41 hereof.

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

4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed on March 9, 2021.

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

10.2	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 2 to the Initial Registration Statement filed on September 21, 2012.
10.3	RREEF Property Trust, Inc. Third Amended and Restated Incentive Plan, incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 9, 2021.
10.4	RREEF Property Trust, Inc. Third Amended and Restated Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 9, 2021.
10.5	Form of Independent Director Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on March 9, 2021.
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

10.28
Agreement of Purchase and Sale, dated October 25, 2021, by and between Jones I MNMA, L.L.C. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.29
Assignment and Assumption of Agreement of Purchase and Sale, dated November 4, 2021, by and between RREEF America L.L.C. and RPT The Glenn, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.30
Loan Agreement, dated November 19, 2021, between RPT The Glenn, LLC, as borrower, and Massachusetts Mutual Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.31
Environmental Indemnification Agreement, dated November 19, 2021, by RPT The Glenn, LLC to and for the benefit of Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed on February 1, 2022.

21.1
Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 12 to the Company's Registration Statement on Form S-11, Commission File No. 333-232425 filed on February 8, 2022.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XRBL document)
______________

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ Anne-Marie Vandenberg
Name:	Anne-Marie Vandenberg
Title:	Chief Executive Officer, President (Principal Executive Officer)

Date: March 4, 2022

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

Name	Title	Date

/S/ ANNE-MARIE VANDENBERG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 4, 2022
Anne-Marie Vandenberg

/S/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2022
Eric M. Russell

/S/ W. TODD HENDERSON	Chairman of the Board	March 4, 2022
W. Todd Henderson

/S/ DEBORAH H. MCANENY	Independent Director	March 4, 2022
Deborah H. McAneny

/S/ M. PETER STEIL, JR.	Independent Director	March 4, 2022
M. Peter Steil, Jr.

/S/ CHARLES H. WURTZEBACH	Independent Director	March 4, 2022
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Expected hold period of real estate investments

As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying amount of its real estate investments whenever events or changes in circumstances indicate their carrying amount may not be fully recoverable, such as a reduction in the expected hold period of a real estate investment. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. Investments in real estate assets as of December 31, 2021 were $437.2 million.

We identified the assessment of the expected hold period for the real estate investments that are evaluated for impairment as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate the reasonableness of management’s assessment of the expected hold period. Changes in the expected hold period could have a significant impact on the projected operating cash flows utilized in the recoverability analysis for real estate investments.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of potential reductions in the expected hold period for individual real estate investments by:

•inspecting meeting minutes of the Company’s Board of Directors
•inquiring of and obtaining representations from management regarding the status and evaluation of any potential disposal of real estate investments
•reading external communications with investors to identify information regarding potential sales of the Company’s real estate investments, or other indicators of a reduction in an expected hold period
•analyzing the Company’s past history of carrying out its stated intentions of selling real estate investment properties
•analyzing the Company’s strategic plan and documents prepared by the Company regarding proposed real estate transactions, if any.

(signed) KPMG LLP

We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 4, 2022

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Investment in real estate assets:
Land	$135,169	$124,860
Buildings and improvements, less accumulated depreciation of $35,225 and $28,371, respectively	267,826	161,379
Furniture, fixtures and equipment, less accumulated depreciation of $658 and $460, respectively	3,226	221
Acquired intangible lease assets, less accumulated amortization of $35,976 and $29,997, respectively	31,011	33,694
Total investment in real estate assets, net	437,232	320,154
Investment in marketable securities	36,825	20,287
Total investment in real estate assets and marketable securities, net	474,057	340,441
Cash and cash equivalents	7,131	4,133
Receivables, net of allowance for doubtful accounts of $22 and $56, respectively	6,113	5,279
Deferred leasing costs, net of amortization of $1,559 and $1,146, respectively	2,673	2,641
Prepaid and other assets	1,641	1,500
Total assets	$491,615	$353,994
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$82,152	$78,458
Mortgage loans payable, net	191,001	125,560
Accounts payable and accrued expenses	3,503	2,171
Due to affiliates	22,921	14,454
Note to affiliate, net of unamortized discount of $642 and $817, respectively	4,741	4,566
Acquired below-market lease intangibles, less accumulated amortization of $6,090 and $5,224, respectively	12,475	13,341
Distributions payable	627	443
Other liabilities	2,444	2,038
Total liabilities	319,864	241,031
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,105,093 and 3,631,999 issued and outstanding, respectively	41	36
Class D common stock, 2,162,181 and 697 issued and outstanding, respectively	22	—
Class I common stock, 12,195,381 and 10,561,139 issued and outstanding, respectively	122	106
Class M-I common stock, 152,584 and none issued	1	—
Class N common stock, 270,652 and 26,646 issued and outstanding, respectively	3	—
Class S common stock, none issued	—	—
Class T common stock, 770,097 and 961,750 issued and outstanding, respectively	8	10
Class T2 common stock, 105,435 and none issued	1	—
Class Z common stock, 75,000 and none issued	1	—
Additional paid-in capital	238,275	171,161
Deficit	(66,723)	(58,350)
Total stockholders' equity	171,751	112,963
Total liabilities and stockholders' equity	$491,615	$353,994
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Property related income	$33,569	$31,730	$24,070
Investment income on marketable securities	693	646	624
Total revenues	34,262	32,376	24,694
Expenses
General and administrative expenses	1,976	1,887	1,953
Property operating expenses	9,552	8,580	7,606
Advisory fees	8,672	2,163	2,828
Depreciation	7,052	7,059	5,579
Amortization	6,174	5,774	4,874
Total operating expenses	33,426	25,463	22,840
Net realized gain (loss) upon sale of marketable securities	3,179	(2,363)	666
Net unrealized change in fair value of investment in marketable securities	7,094	788	3,290
Operating income	11,109	5,338	5,810
Interest expense	(6,654)	(7,164)	(5,107)
Net income (loss)	$4,455	$(1,826)	$703

Basic and diluted net income (loss) per share of Class A common stock	$0.27	$(0.12)	$0.06
Basic and diluted net income (loss) per share of Class I common stock	$0.26	$(0.12)	$0.05
Basic and diluted net income (loss) per share of Class T common stock	$0.26	$(0.12)	$0.07
Basic and diluted net income (loss) per share of Class D common stock	$0.25	$(0.12)	$0.04
Basic and diluted net income (loss) per share of Class N common stock	$0.27	$(0.12)	$—
Basic and diluted net income per share of Class M-I common stock	$0.11	$—	$—
Basic and diluted net income per share of Class T2 common stock	$0.09	$—	$—
Basic and diluted net income per share of Class Z common stock	$0.62	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2018	—	$—	10,335,739	$103	$115,025	$(37,621)	$77,507
Issuance of common stock	—	—	4,249,555	43	61,482	—	61,525
Issuance of common stock through the distribution reinvestment plan	—	—	287,538	3	4,136	—	4,139
Redemption of common stock	—	—	(389,425)	(4)	(5,569)	—	(5,573)
Distributions to investors	—	—	—	—	—	(8,780)	(8,780)
Other offering costs	—	—	—	—	(5,824)	—	(5,824)
Equity based compensation	—	—	10,126	—	145	—	145
Net income	—	—	—	—	—	703	703
Balance, December 31, 2019	—	$—	14,493,533	$145	$169,395	$(45,698)	$123,842
Issuance of common stock	—	—	2,070,385	21	29,849	—	29,870
Issuance of common stock through the distribution reinvestment plan	—	—	383,881	4	5,478	—	5,482
Redemption of common stock	—	—	(1,772,695)	(18)	(25,263)	—	(25,281)
Distributions to investors	—	—	—	—	—	(10,826)	(10,826)
Other offering costs	—	—	—	—	(8,164)	—	(8,164)
Equity based compensation	—	—	7,127	—	102	—	102
Discount on note to affiliate	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	(1,826)	(1,826)
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$112,963
Issuance of common stock	—	—	4,791,861	48	74,110	—	74,158
Issuance of common stock through the distribution reinvestment plan	—	—	415,624	4	6,417	—	6,421
Redemption of common stock	—	—	(560,382)	(5)	(8,470)	—	(8,475)
Distributions to investors	—	—	—	—	—	(12,828)	(12,828)
Other offering costs	—	—	—	—	(5,045)	—	(5,045)
Equity based compensation	—	—	7,089	—	102	—	102
Net income	—	—	—	—	—	4,455	4,455
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,455	$(1,826)	$703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,052	7,059	5,579
Net realized (gain) loss upon sale of marketable securities	(3,179)	2,363	(666)
Net unrealized change in fair value of marketable securities	(7,094)	(788)	(3,290)
Share based incentive compensation	102	102	145
Amortization of intangible lease assets and liabilities	5,526	5,120	4,205
Amortization of deferred financing costs	275	391	343
Straight line rent	(537)	(1,065)	(694)
Amortization of discount on note to affiliate	174	164	148
Changes in assets and liabilities:
Receivables, net	(281)	122	(321)
Deferred leasing costs	(400)	(909)	(366)
Prepaid and other assets	(77)	(59)	24
Accounts payable and accrued expenses	720	70	248
Other liabilities	114	(100)	296
Due to affiliates	6,156	(1,072)	544
Net cash provided by operating activities	13,006	9,572	6,898
Cash flows from investing activities:
Investment in real estate and related assets	(127,909)	—	(136,494)
Improvements to real estate assets	(1,387)	(2,004)	(2,015)
Investment in marketable securities	(26,403)	(25,250)	(24,292)
Proceeds from sale of marketable securities	20,230	24,572	21,745
Net cash used in investing activities	(135,469)	(2,682)	(141,056)
Cash flows from financing activities:
Proceeds from line of credit	59,500	13,000	56,100
Repayment of line of credit	(55,700)	(16,100)	(59,119)
Proceeds from mortgage loans payable	66,000	—	92,440
Repayment of mortgage loans payable	(503)	(262)	(253)
Proceeds from issuance of common stock	74,094	30,284	61,125
Payment of financing costs	(438)	—	(622)
Payment of offering costs	(2,731)	(3,205)	(3,324)
Distributions to investors	(6,221)	(5,342)	(4,534)
Redemption of common stock	(8,540)	(25,366)	(5,423)
Net cash provided by (used in) financing activities	125,461	(6,991)	136,390
Net increase (decrease) in cash and cash equivalents	2,998	(101)	2,232
Cash and cash equivalents, beginning of period	4,133	4,234	2,002
Cash and cash equivalents, end of period	$7,131	$4,133	$4,234

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2021	2020	2019
Distributions declared and unpaid	$627	$443	$441
Common stock issued through the distribution reinvestment plan	6,421	5,482	4,139
Purchases of marketable securities not yet paid	97	52	189
Proceeds from sale of marketable securities not yet received	42	89	165
Proceeds from issuance of common stock not yet received	149	86	500
Redemption of common stock not yet paid	—	65	150
Extinguishment on note to affiliate	—	3,567	—
Discount on note to affiliate	—	236	—
Accrued offering costs not yet paid	3,767	4,973	4,044
Capital expenditures not yet paid	330	245	814
Supplemental Cash Flow Disclosures:
Interest paid	$5,964	$6,476	$4,384
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$128,639	$—	$136,700
Prepaid and other assets acquired	70	—	256
Other liabilities assumed	(800)	—	(462)
Investment in real estate and related assets	$127,909	$—	$136,494

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(in thousands, except share and per share data)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and RREEF Property OP Holder, LLC, a wholly owned subsidiary of the Company, is the limited partner of the Operating Partnership. The Company's sponsor and advisor is RREEF America, L.L.C. (“RREEF America”).
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
The Company raises capital through a combination of public and private offerings of its shares of common stock. On January 3, 2013, the Company commenced its initial public offering which continued until June 30, 2016 (the “Initial Public Offering”). On July 12, 2016, the Company commenced its first follow-on public offering which continued until January 8, 2020 (the “Follow-On Public Offering”)

On January 8, 2020, the Company commenced its second follow-on public offering which is currently ongoing (the “Second Follow-On Public Offering”). Through the Second Follow-On Public Offering, the Company is offering to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 9). Class N shares can only be acquired via (a) conversion from Class T shares in accordance with the provisions of Class T shares, and (b) thereafter via the Company’s dividend reinvestment program. The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 8.
On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering"). On November 17, 2020, the Company commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). In addition, the Company has Class Z shares which are expected to be offered only in a private offering.
Together, the Initial Public Offering, the Follow-On Public Offering, the Second Follow-On Public Offering and the Private Offerings are referred to as the "Offerings."

Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, Class S, Class T, Class T2 and Class D shares only, applicable selling commissions. Each class of shares has a different NAV per share because of certain class-specific fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

The Company's NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2 and Class N Shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company's NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2 and Class N Shares is published daily via NASDAQ's Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2021.
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
Real Estate Investments and Lease Intangibles

Real estate investments are stated at cost less accumulated depreciation and amortization. Buildings and improvements are depreciated utilizing the straight-line method over an estimated useful life of 5 to 40 years for industrial, retail and office properties, and 27.5 years for residential. Tenant improvements and lease commissions are amortized to expense over the terms of the respective tenant leases. Lease incentives are amortized as an offset to revenue over the terms of the respective tenant leases. Furniture and equipment is depreciated over an estimated useful life ranging from 5 to 7 years. Ordinary repair and maintenance costs that do not improve the condition or extend the useful life of the property are expensed as incurred.

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
December 31, 2021
(in thousands, except share and per share data)

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2021 and 2020, none of the Company's real estate investments were impaired.
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
December 31, 2021
(in thousands, except share and per share data)

assumption date, with the difference between such estimated fair value and the borrowings’ outstanding principal balance being amortized over the remaining life of the borrowing.
Revenue Recognition

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) (ASC 842), and related ASUs that amended or clarified certain provisions of ASC 842. Pursuant to ASC 842, the Company does not separate lease and non-lease components of a lease and instead account for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has evaluated the lease and non-lease components within its leases under the practical expedient and reports rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations.

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

On April 10, 2020, the FASB issued a question and answer document regarding accounting for lease concessions and other effects of the COVID-19 pandemic. The document clarifies that entities may elect a practical expedient to not evaluate whether lease-related relief that lessors provide lessees to mitigate the economic effects of the COVID-19 pandemic is a lease modification under ASC 842. Instead, an entity that elects this practical expedient can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract vs. assume the relief was not contemplated by the contract). Generally, the Company is adopting the practical expedient for rent deferral agreements and is not adopting the practical expedient for rent abatement agreements (see Note 5).

Under ASC 842, the future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if an entity has determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing COVID-19 pandemic. As of December 31, 2021, the Company has assessed that substantially all of its future lease payments are at least probable.

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
December 31, 2021
(in thousands, except share and per share data)

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2021 and 2020 the Company has accrued $16,343 and $14,089, respectively, in Trailing Fees estimated to be payable in the future which was included in due to affiliates on the consolidated balance sheet.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2021, 2020 and 2019, the Company has no liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 13. Through December 31, 2021, the Company has not had any Real Estate Loan investments.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company and RREEF America (see Note 8), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In periods where no performance component of the advisory fee is recognized in the Company’s consolidated statement of operations, the net earnings or loss per share will be the same for each class of common stock. The Company grants shares of its common stock to its independent directors (see Note 9), which qualify as participating securities.
Risks and Uncertainties
As of December 31, 2021 and 2020, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company did not incur significant disruptions during the year ended December 31, 2021 from the COVID-19 pandemic. Nonetheless, the extent to which the coronavirus impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These factors include the duration of the outbreak, the impact of the global vaccination effort, new information that may emerge concerning the severity of the coronavirus and the actions taken by federal, state or local agencies and the general public to contain the coronavirus or treat its impact, among others. Among the cash on hand, ongoing net capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, the Company's real estate securities portfolio is comprised entirely of common stock of publicly traded REITs and is viewed as part of the Company's available liquidity that could be quickly converted to cash should the Company decide to do so. Lastly, if necessary, the Company may consider various options, including reducing its distributions or limiting its share redemption program.

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
December 31, 2021
(in thousands, except share and per share data)

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
The fair value of the Company's line of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2021 and 2020 approximated its fair value of $82,300 and $78,500, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $193,636 and $126,868 as of December 31, 2021 and 2020, respectively. If the valuation of the Company's properties as of December 31, 2021 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,350 and $4,100 as of December 31, 2021 and 2020, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2021 and 2020.

				Range
	Fair Value at December 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$82,300	Discounted cash flow	Loan to value	51.5%	51.6%	51.5%
			Market interest rate	1.71%	1.71%	1.71%
Mortgage Loans Payable	193,636	Discounted cash flow	Loan to value	30.1%	57.8%	46.3%
			Market interest rate	2.50%	4.05%	3.20%
Note to Affiliate	4,350	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.50%	4.50%	4.50%

				Range
	Fair Value at December 31, 2020	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,500	Discounted cash flow	Loan to value	52.6%	52.6%	52.6%
			Market interest rate	1.85%	1.85%	1.85%
Mortgage Loans Payable	126,868	Discounted cash flow	Loan to value	36.9%	60.1%	50.3%
			Market interest rate	2.65%	4.65%	3.68%
Note to Affiliate	4,100	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.75%	4.75%	4.75%
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

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES
The Company acquired one real estate property during the year ended December 31, 2021, no real estate properties during the year ended December 31, 2020 and two real estate properties during the year ended December 31, 2019 (the "2019 acquisitions").
On November 19, 2021, the Company acquired The Glenn for a purchase price of $128,500, excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $55,000 under the Company's line of credit and a secured, fully non-recourse loan for $66,000 from Massachusetts Mutual Life Insurance Company. The Glenn is a six story, 306-unit mid-rise apartment community in Centennial, Colorado with 274,688 rentable square feet (unaudited).

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

On December 17, 2019, the Company acquired Seattle East Industrial for a purchase price of $81,500, excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $35,600 under the Company's line of credit and a secured, fully non-recourse loan for $45,140 from JPMorgan Chase Bank. Seattle East Industrial is comprised of a single industrial distribution building in Redmond, Washington with 210,321 square feet fully leased to one tenant.

On September 16, 2019, the Company acquired Providence Square for a purchase price of $54,842, excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $18,300 under the Company's line of credit and a secured, fully non-recourse loan for $29,700 from Nationwide Life Insurance Company. Providence Square is a home improvement anchored community retail shopping center in Marietta, Georgia with a grocery component totaling 222,805 square feet which was fully leased to 26 tenants, including one freestanding building of 5,779 square feet subject to a ground lease with a single tenant.

All leases at The Glenn, Seattle East Industrial and Providence Square have been classified as operating leases.

Under ASC 805, the 2021 and 2019 acquisitions were determined to be asset acquisitions, resulting in the Company's capitalization of $139 of acquisition related costs for The Glenn and $139 and $219 for Seattle East Industrial and Providence Square in 2019, respectively.

The Company's allocations of the purchase price (including acquisition related costs) of the 2021 acquisition to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, are as follows:

The Glenn
Land	$10,309
Building and improvements	111,908
Furniture, fixtures and equipment	3,125
Acquired in-place leases	3,297
Total purchase price	$128,639

The Company recorded revenues and net loss related to the acquisition during the year ended December 31, 2021, as follows:

Year Ended December 31, 2021
Revenues	$794
Net loss	(1,047)

The Company's allocations of the purchase price (including acquisition related costs) of the 2019 acquisitions to the fair value of the major components of the assets acquired and liabilities assumed, using Level 3 inputs and assumptions, are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	Seattle East Industrial	Providence Square	2019 Total
Land	$50,692	$9,741	$60,433
Building and improvements	23,691	37,718	61,409
Acquired in-place leases	7,256	7,625	14,881
Acquired above-market leases	—	111	111
Acquired below-market leases	—	(134)	(134)
Total purchase price	$81,639	$55,061	$136,700

The Company recorded revenues and net loss related to the 2019 acquisitions during the year ended December 31, 2019, as follows:

Year Ended December 31, 2019
Revenues	$1,429
Net loss	(160)

The Company’s estimated revenues and net loss, on a pro forma basis, as if the 2021 acquisition was completed on January 1, 2020, are as follows (unaudited):

	Year Ended December 31, 2021	Year ended December 31, 2020
Revenues	$40,745	$38,789
Net income (loss)	1,033	(9,238)
Basic and diluted net income (loss) per share of Class A common stock	$0.07	$(0.61)
Basic and diluted net income (loss) per share of Class I common stock	$0.06	$(0.06)
Basic and diluted net income (loss) per share of Class T common stock	$0.06	$(0.61)
Basic and diluted net income (loss) per share of Class D common stock	$0.05	$(0.61)
Basic and diluted net income (loss) per share of Class N common stock	$0.07	$(0.61)
Basic and diluted net loss per share of Class M-I common stock*	$(0.09)	$—
Basic and diluted net loss per share of Class T2 common stock*	$(0.11)	$—
Basic and diluted net income per share of Class Z common stock*	$0.42	$—
*No shares of Class M-I, Class T2 and Class Z common stock were issued and outstanding during any time of the year ended December 31, 2020.

The Company’s estimated revenues and net loss, on a pro forma basis, as if the 2019 acquisitions were completed on January 1, 2018, are as follows (unaudited):

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
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

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2021 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2022	$7,159	$42	$(858)
2023	3,105	32	(765)
2024	2,080	12	(754)
2025	2,056	12	(754)
2026	2,000	12	(754)
Thereafter	14,480	21	(8,590)
Total	$30,880	$131	$(12,475)

Weighted average remaining amortization period (in years)	9.6	4.9	18.0

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2021, the Company owned 15 properties with a total of 59 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties, two apartment properties (including one student housing property). As of December 31, 2020 and 2019, the Company owned 14 properties with a total of 60 commercial tenants comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2021, 2020 and 2019 is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	2021	2020	2019
Lease revenue¹	$32,385	$30,011	$22,706
Straight-line revenue	537	1,065	694
Above- and below-market lease amortization, net	753	760	774
Lease incentive amortization	(106)	(106)	(104)
Property related income	$33,569	$31,730	$24,070
[1]Lease revenue includes $5,062, $4,508 and $3,762 of variable income from tenant reimbursements for the years ended December 31, 2021, 2020 and 2019, respectively.
Since the onset of the COVID-19 pandemic in March 2020, the Company entered into certain lease amendments that included deferral of rent. All such deferred rent has been paid.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of December 31, 2021 are as follows:

Year ended December 31,	Future Minimum Rent
2022	$23,266
2023	19,553
2024	15,983
2025	15,122
2026	13,743
Thereafter	34,577
$122,244

The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $4,449 of lease revenue for the year ended December 31, 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2021, 2020 and 2019 are shown below.

	Percent of property related income
Property	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Providence Square, Marietta, GA	13.5%	13.7%	—%
Seattle East Industrial, Redmond, WA	12.9	13.6	—
The Flats at Carrs Hill, Athens, GA	10.9	10.8	13.8
Elston Plaza, Chicago, IL	9.6	9.6	13.0
Loudoun Gateway, Sterling, VA	9.4	9.8	12.5
Allied Drive, Dedham, MA	9.1	9.4	12.2
Total	65.4%	66.9%	51.5%

	Percent of property related income
Tenant	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
FedEx Ground - Seattle East Industrial	12.9%	13.6%	—%
Orbital ATK Inc. - Loudoun Gateway	9.4	9.8	12.5
New England Baptist Hospital - Allied Drive	8.4	8.7	10.9
Total	30.7%	32.1%	23.4%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2021, 2020 and 2019 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2021	December 31, 2020	December 31, 2019
FedEx Ground - Seattle East Industrial	11.8%	14.8%	15.3%
Orbital ATK Inc. - Loudoun Gateway	9.3	11.4	11.5
Total	21.1%	26.2%	26.8%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2021 and 2020, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2021	December 31, 2020
Marketable securities—cost	$25,564	$16,120
Unrealized gains	11,280	4,210
Unrealized losses	(19)	(43)
Net unrealized gain	11,261	4,167
Marketable securities—fair value	$36,825	$20,287

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2021, marketable securities sold generated proceeds of $20,185 resulting in gross realized gains of $3,403 and gross realized losses of $224. During the year ended December 31, 2020, marketable securities sold generated proceeds of $24,496 resulting in gross realized gains of $1,011 and gross realized losses of $3,374. During the year ended December 31, 2019, marketable securities sold generated proceeds of $21,819 resulting in gross realized gains of $1,046 and gross realized losses of $380.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit had a three-year term maturing February 27, 2021. The Company had two one-year extension options following the initial term subject to satisfaction of certain conditions and payment of applicable extension fees. However, on February 26, 2021, the Company exercised both extension options via an amendment to the Wells Fargo Line of Credit, thereby extending the maturity date to February 27, 2023. No other terms of the Wells Fargo Line of Credit were changed as part of this amendment.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. In addition, the Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of December 31, 2021, the outstanding balance was $82,300 and the weighted average interest rate was 1.71%. As of December 31, 2020, the outstanding balance was $78,500 and the weighted average interest rate was 1.85%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of December 31, 2021, the Company's maximum borrowing capacity was $92,983.

The Wells Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the collateral pool at all times, and that collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2021.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2021 and 2020:

	Balance at
Lender	December 31, 2021	December 31, 2020
Wells Fargo	$82,300	$78,500
Deduct: Deferred financing costs, less accumulated amortization	(148)	(42)
Line of credit, net	$82,152	$78,458

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for a one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2021 and 2020.

		Balance at
Lender	Encumbered Property	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,213	$12,485	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,470	17,600	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	—	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,849	6,950	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$191,872	$126,375
Deduct: Deferred financing costs, less accumulated amortization		(871)	(815)
Mortgage loans payable, net		$191,001	$125,560

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2021 are as follows:

Year	Amount
2022	$717
2023	94,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$274,172

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

"Advisory Agreement"). The Advisory Agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of April 21, 2023. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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
The fees earned by RREEF America for the years ended December 31, 2021, 2020 and 2019 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Fixed component	$2,615	$2,163	$1,759
Performance component	6,057	—	1,069
	$8,672	$2,163	$2,828

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
For the years ended December 31, 2021 and 2020, RREEF America incurred $242 and $232 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2021 and 2020, the Company had a payable to RREEF America of $71 and $51, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

Organization and Offering costs

Under the Advisory Agreement, RREEF America agreed to pay all of the Company’s organization and offering costs incurred through January 3, 2013. In addition, RREEF America agreed to pay certain of the Company’s organization and offering costs from January 3, 2013 through January 3, 2014 that were incurred in connection with certain offering related activities. In total, RREEF America incurred $4,618 of these costs (the “Deferred O&O”) on behalf of the Company from the Company’s inception through January 3, 2014. Pursuant to the Advisory Agreement, the Company began reimbursing RREEF America monthly for the Deferred O&O on a pro rata basis over 60 months beginning in January 2014. The Deferred O&O balance was fully reimbursed as of December 31, 2019. For the year ended December 31, 2019, the Company reimbursed RREEF America $928 for Deferred O&O.

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
December 31, 2021
(in thousands, except share and per share data)

one payment of $250 to RREEF America in the first quarter of 2016, leaving a balance due of $8,950 and which was comprised of $3,567 in organization and offering costs related to the Company's initial public offering, $196 of offering costs for the Private Offering and $5,187 in operating expenses.
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2021. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through December 31, 2020 using the new discount rate of 3.75%, the Company amortized $130 of the discount on the Note to Affiliate into interest expense. For the years ended December 31, 2021, 2020 and 2019, the Company amortized $174, $164 and $148 respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of December 31, 2021 and 2020, the Company has accrued $160 and $122, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,343 and $14,089, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2021 and 2020, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $238 and $100, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

sponsorships, attendance fees for retail seminars conducted by broker-dealers, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2021 and 2020, the Dealer Manager incurred $39 and $139, respectively, of such costs. As of December 31, 2021 and 2020, the Company had payable to the Dealer Manager of $15 and $5, respectively, of such cost which were included in due to affiliates on the consolidated balance sheets.
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
For the Company's initial public offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2021, estimated Trailing Fees payable in the future of $2,861.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2021, estimated accrued Trailing Fees payable in the future of $7,539.
For the Second Follow-On Public Offering as of December 31, 2021, the Company raised $81,036 in gross proceeds and incurred $8,930 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $5,943.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, total operating expenses of the Company were $10,625, which exceeded the 2%/25% Guidelines. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance component of the advisory fee, the Company's independent directors determined that the excess expenses were justified. For the four fiscal quarters ended December 31, 2020, total operating expenses of the Company were $4,022, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2021 and 2020, the Company owed RREEF America and the Dealer Manager the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Reimbursable under the Advisory Agreement	$71	$51
Reimbursable under the Dealer Manager Agreement	15	5
Advisory fees	6,332	187
Accrued Trailing Fees	16,503	14,211
Due to affiliates	$22,921	$14,454

Note to Affiliate	$5,383	$5,383
Unamortized discount	(642)	(817)
Note to Affiliate, net of unamortized discount	$4,741	$4,566

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

Class N shares are not sold in the primary portion of a public Offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public Offering has incurred a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

specified amount of commissions, dealer manager fees and distribution fees, not to exceed 8.5% of the investor's purchase price of the Class T shares purchased in the primary portion of such public Offering; (ii) the total underwriting compensation from whatever source with respect to a public Offering exceeds 10% of the gross proceeds from the primary portion of such public Offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. For the year ended December 31, 2021, 255,852 Class T Shares were converted to 255,700 Class N Shares.

Class Z shares are expected to be sold only in a private offering to RREEF America. During the year ended December 31, 2021, 75,000 Class I Shares owned by RREEF America were exchanged for 75,000 Class Z Shares. Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During the years ended December 31, 2021, 2020 and 2019, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	451,178	$7,090	107,121	$1,575	360,132	$5,280
Class D Shares	2,129,740	32,781	693	10	176,101	2,520
Class I Shares	1,867,534	28,811	1,891,177	27,201	3,391,732	48,864
Class M-I Shares	151,387	2,409	—	—	—	—
Class N Shares converted from Class T Shares, net	(152)	—	—	—	—	—
Class T Shares	87,285	1,372	71,394	1,084	321,590	4,861
Class T2 Shares	104,889	1,695	—	—
Total	4,791,861	$74,158	2,070,385	$29,870	4,249,555	$61,525
There were no Class S Shares issued as of December 31, 2021.

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
December 31, 2021
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

During the years ended December 31, 2021, 2020 and 2019, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Year Ended December 31, 2021	Shares	Weighted Average Share Price	Amount
Class A	76,130	$14.82	$1,129
Class I	417,883	15.10	6,308
Class T	36,785	16.13	593
Class D	15,038	15.76	232
Class N	14,546	14.65	213
Class M-I	—	—	—
Class T2	—	—	—

Year Ended December 31, 2020	Shares	Weighted Average Share Price	Amount
Class A	393,390	$14.17	$5,574
Class I	1,164,337	14.28	16,613
Class T	38,867	14.17	550
Class D	176,101	14.45	2,544
Class N	—	—	—

Year Ended December 31, 2019	Shares	Weighted Average Share Price	Amount
Class A	209,563	$14.28	$2,992
Class I	156,698	14.37	2,250
Class T	23,164	14.35	331
Class D	—	—	—

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
December 31, 2021
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

Below is a summary of the activity, per share value and recognized expense for the stock awards. No stock awards were granted prior to 2019.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	12,106	$14.32	17,094	$14.34	—	$—
Changes during the period:
Granted	2,025	14.82	2,106	14.24	22,094	14.34
Vested	(7,113)	14.31	(7,094)	14.33	(5,000)	14.34
Forfeited	—		—		—
Outstanding, end of period	7,018	$14.48	12,106	$14.32	17,094	$14.34

Amount included in general and administrative expenses	$102		$102		$145
*After conversion from Class I Shares.

NOTE 10 - NET INCOME (LOSS) PER SHARE

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

The Company computes net earnings or loss per share for each class of common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 8) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2021, 2020 and 2019. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Year Ended December 31, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I*	Class T2*	Class Z**
Basic and diluted net income per share:
Allocation of net income before performance fee	$2,335	$6,924	$591	$573	$46	$23	$19	$1
Allocation of performance fees	(1,316)	(4,010)	(339)	(331)	(26)	(19)	(16)	—
Total Numerator	$1,019	$2,914	$252	$242	$20	$4	$3	$1
Denominator - weighted average number of common shares outstanding	3,791,022	11,238,373	959,664	929,637	74,848	37,050	30,536	822
Basic and diluted net income per share:	$0.27	$0.26	$0.26	$0.25	$0.27	$0.11	$0.09	$0.62
*Class M-I and Class T2 Shares were initially issued in May 2021.
** Class Z Shares were first converted from Class I Shares in December 2021.
	Year Ended December 31, 2020
	Class A	Class I	Class T	Class D	Class N**
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(445)	$(1,242)	$(118)	$(20)	$(1)
Allocation of performance fees	—	—	—	—	—
Total Numerator	$(445)	$(1,242)	$(118)	$(20)	$(1)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Denominator - weighted average number of common shares outstanding	3,682,047	10,297,156	978,268	167,991	13,484
Basic and diluted net loss per share:	$(0.12)	$(0.12)	$(0.12)	$(0.12)	$(0.12)
** Class N Shares were first converted from Class T Shares in November 2020.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

Shown below are details of the Company's distributions for 2021, 2020 and 2019.

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00200680	$0.00208492	$0.00215264
Distributions paid or payable in cash	$1,337	$1,526	$1,703	$1,841	$6,407
Distributions reinvested	1,374	1,429	1,668	1,950	6,421
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
Class A Shares issued upon reinvestment	23,374	23,507	25,173	25,992	98,046
Class I Shares issued upon reinvestment	66,027	66,872	71,425	72,519	276,843
Class T Shares issued upon reinvestment	3,832	3,377	3,352	3,138	13,699
Class D Shares issued upon reinvestment	643	370	6,105	15,323	22,441
Class N Shares issued upon reinvestment	476	627	798	951	2,852
Class M-I Shares issued upon reinvestment*	—	205	414	578	1,197
Class T2 Shares issued upon reinvestment*	—	2	142	402	546
Class Z Shares issued upon reinvestment**	—	—	—	—	—
*Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Class A	$601	$617	$672	$728	$2,618
Class I	1,933	2,031	2,242	2,409	8,615
Class T	159	163	172	171	665
Class D	9	127	253	423	812
Class N	9	13	16	25	63
Class M-I*	—	4	10	18	32
Class T2*	—	—	6	16	22
Class Z**	—	—	—	1	1
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
*Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Declared daily distribution rate, before adjustment for class-specific fees	$0.00198576	$0.00195203	$0.00192349	$0.00196145
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$1,342	$5,344
Distributions reinvested	1,339	1,355	1,377	1,411	5,482
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826
Class A Shares issued upon reinvestment	25,107	24,380	23,778	23,876	97,141
Class I Shares issued upon reinvestment	63,595	67,373	68,581	69,727	269,276
Class T Shares issued upon reinvestment	4,177	4,451	4,371	4,336	17,335
Class D Shares issued upon reinvestment	—	—	—	4	4
Class N Shares issued upon reinvestment*	—	—	—	125	125
* Class N Shares were first converted from Class T Shares in November 2020.

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Class A	$643	$611	$594	$605	$2,453
Class I	1,866	1,875	1,889	1,952	7,582
Class T	163	164	162	164	653
Class D	36	35	35	30	136
Class N*	—	—	—	2	2
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826
* Class N Shares were first converted from Class T Shares in November 2020.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
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
* Class D Shares were initially issued in June 2019.

NOTE 12 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

the month of January following the close of the tax year, and is as follows for the years ended December 31, 2021, 2020 and 2019:

Characterization	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Ordinary income	8.8961%	26.1155%	20.1932%
Capital gain distribution	9.2010	—	2.1065
Nondividend distributions (return of capital)	81.9029	73.8845	77.7003
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25, $28 and $25 for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 13 — SEGMENT INFORMATION

For the years ended December 31, 2021, 2020 and 2019, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2021 and 2020, and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

net income (loss) for the years ended December 31, 2021, 2020 and 2019.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of December 31, 2021	$437,232	$36,825	$474,057
Receivables	5,830	112	5,942
Deferred leasing cost	2,673	—	2,673
Prepaid and other assets	$534	$—	$534
Subtotal	$446,269	$36,937	$483,206

Reconciliation to total assets of December 31, 2021
Carrying value per reportable segments			$483,206
Other assets			8,409
Total assets			$491,615

Carrying value as of December 31, 2020	$320,154	$20,287	$340,441
Receivables	4,977	180	5,157
Deferred leasing cost	2,641	—	2,641
Subtotal	$327,772	$20,467	$348,239

Reconciliation to total assets of December 31, 2020
Carrying value per reportable segments			$348,239
Other assets			5,755
Total assets			$353,994

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Year Ended December 31, 2021
Property related income	$33,569	$—	$33,569
Investment income on marketable securities	—	693	693
Total revenues	33,569	693	34,262
Segment operating expenses	9,552	33	9,585
Net realized gain upon sale of marketable securities	—	3,179	3,179
Net unrealized change in fair value of investment in marketable securities	—	7,094	7,094
Operating income - segments	$24,017	$10,933	$34,950

Year Ended December 31, 2020
Property related income	$31,730	$—	$31,730
Investment income on marketable securities	—	646	646
Total revenues	31,730	646	32,376
Segment operating expenses	8,580	38	8,618
Net realized loss upon sale of marketable securities	—	(2,363)	(2,363)
Net unrealized change in fair value of investment in marketable securities	—	788	788
Operating income (loss)- segments	$23,150	$(967)	$22,183

Year Ended December 31, 2019
Property related income	$24,070	$—	$24,070
Investment income on marketable securities	—	624	624
Total revenues	24,070	624	24,694
Segment operating expenses	7,606	41	7,647
Net realized gain upon sale of marketable securities	—	666	666
Net unrealized change in fair value of investment in marketable securities	—	3,290	3,290
Operating income- segments	$16,464	$4,539	$21,003

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2021
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net income (loss)	2021	2020	2019
Operating income - segments	$34,950	$22,183	$21,003
General and administrative expenses	(1,943)	(1,849)	(1,912)
Advisory expenses	(8,672)	(2,163)	(2,828)
Depreciation	(7,052)	(7,059)	(5,579)
Amortization	(6,174)	(5,774)	(4,874)
Operating income	11,109	5,338	5,810
Interest expense	(6,654)	(7,164)	(5,107)
Net income (loss)	$4,455	$(1,826)	$703

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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-K and concluded that no material subsequent events have occurred since December 31, 2021.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2021 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$8,140	$2,311	$10,989	$—	$13,300	$(5,848)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(I)	6,849	3,713	9,015	282	13,010	(2,607)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	12,213	3,397	16,353	1,026	20,776	(4,755)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	10,501	6,519	11,980	2,827	21,326	(6,405)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	12,831	10,628	11,222	—	21,850	(3,134)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500	3,144	23,856	715	27,715	(8,528)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	11,135	2,042	19,908	—	21,950	(11,102)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	23,044	5,484	28,516	101	34,101	(6,698)	2013	9/27/2016	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	10,666	6,054	7,006	543	13,603	(2,816)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	3,300	1,642	2,749	103	4,494	(870)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	2,683	1,725	1,666	601	3,992	(698)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(J)	17,470	17,767	11,028	27	28,822	(2,518)	1983	12/31/2018	5 - 40

Providence Square, Marietta, GA, Retail	(K)	29,700	9,742	45,319	240	55,301	(5,924)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(L)	45,140	50,692	30,947	—	81,639	(2,518)	2013	12/17/2019	5 - 40
The Glenn, Centennial, CO, Apartment	(M)	66,000	10,309	118,330	8	128,647	(1,348)	2018	11/19/2021	5 - 27.5
Total Investments in Real Estate		$274,172	$135,169	$348,884	$6,473	$490,526	$(65,769)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2021 for federal income tax purposes was approximately $571,993 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2021	2020	2019
	Balance at January 1	$360,417	$358,982	$219,699
	Acquisitions	128,639	—	136,700
	Additions	1,470	1,435	2,583
	Balance at December 31	$490,526	$360,417	$358,982

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2021	2020	2019
	Balance at January 1	$53,604	$41,839	$32,414
	Depreciation and amortization expense	12,165	11,765	9,425
	Balance at December 31	$65,769	$53,604	$41,839

(E)          Encumbrance of $82,300 is from the line of credit that is secured by the properties listed above.
(F)          Includes gross intangible lease assets of $66,987 and gross intangible lease liabilities of $18,565.
(G)         Commerce Corner has an encumbrance of $12,213 from Talcott Resolution Life Insurance Company.
(H)         Flats at Carrs Hill has an encumbrance of $14,500 from Nationwide Life Insurance Company.
(I)          Wallingford Plaza has an encumbrance of $6,849 from Transamerica Life Insurance Company.
(J)          Elston Plaza has an encumbrance of $17,470 from State Farm Life Insurance Company.
(K)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(L)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.
(M)     The Glenn has an encumbrance of $66,000 from Massachusetts Mutual Life Insurance Company.