Form 10-Q
period 2022-03-31
RREEF Property Trust, Inc.
filed 2022-05-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 10, 2022, the registrant had 4,212,161 shares of Class A common stock, $.01 par value, outstanding, 13,023,052 shares of Class I common stock, $.01 par value, outstanding, 606,823 shares of Class T common stock, $.01 par value, outstanding, 2,805,038 shares of Class D common stock, $.01 par value, outstanding, 426,051 shares of Class N common stock, $.01 par value, outstanding, 185,776 shares of Class M-I common stock, $.01 par value, outstanding, 171,254 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate assets:
Land	$135,169	$135,169
Buildings and improvements, less accumulated depreciation of $37,833 and $35,225, respectively	265,311	267,826
Furniture, fixtures and equipment, less accumulated depreciation of $907 and $658, respectively	3,021	3,226
Acquired intangible lease assets, less accumulated amortization of $38,795 and $35,976, respectively	28,192	31,011
Total investment in real estate assets, net	431,693	437,232
Investment in marketable securities	34,680	36,825
Total investment in real estate assets and marketable securities, net	466,373	474,057
Cash and cash equivalents	5,765	7,131
Receivables, net of allowance for doubtful accounts of $7 and $22, respectively	6,763	6,113
Deferred leasing costs, net of amortization of $1,677 and $1,559, respectively	2,560	2,673
Prepaid and other assets	2,327	1,641
Total assets	$483,788	$491,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$71,183	$82,152
Mortgage loans payable, net	190,862	191,001
Accounts payable and accrued expenses	3,199	3,503
Due to affiliates	19,090	22,921
Note to affiliate, net of unamortized discount of $598 and $642, respectively	4,785	4,741
Acquired below market lease intangibles, less accumulated amortization of $6,305 and $6,090, respectively	12,260	12,475
Distributions payable	702	627
Other liabilities	2,349	2,444
Total liabilities	304,430	319,864
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,220,026 and 4,105,093 issued and outstanding, respectively	42	41
Class D common stock, 2,506,986 and 2,162,181 issued and outstanding, respectively	25	22
Class I common stock, 12,747,093 and 12,195,381 issued and outstanding, respectively	127	122
Class M-I common stock, 172,677 and 152,584 issued and outstanding, respectively	2	1
Class N common stock, 405,610 and 270,652 issued and outstanding, respectively	4	3
Class S common stock, none issued	—	—
Class T common stock, 660,173 and 770,097 issued and outstanding, respectively	7	8
Class T2 common stock, 171,778 and 105,435 issued and outstanding, respectively	2	1
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	255,811	238,275
Deficit	(76,663)	(66,723)
Total stockholders' equity	179,358	171,751
Total liabilities and stockholders' equity	$483,788	$491,615
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Property related income	$10,143	$8,207
Investment income on marketable securities	233	144
Total revenues	10,376	8,351
Expenses
General and administrative expenses	537	554
Property operating expenses	2,986	2,368
Advisory fees	2,349	747
Depreciation	2,857	1,635
Amortization	2,900	1,422
Total operating expenses	11,629	6,726
Net realized gain upon sale of marketable securities	1,025	671
Net unrealized change in fair value of investment in marketable securities	(3,338)	1,082
Operating (loss) income	(3,566)	3,378
Interest expense	(2,144)	(1,685)
Net (loss) income	$(5,710)	$1,693

Basic and diluted net (loss) income per share of Class A common stock	$(0.28)	$0.11
Basic and diluted net (loss) income per share of Class I common stock	$(0.28)	$0.11
Basic and diluted net (loss) income per share of Class T common stock	$(0.28)	$0.11
Basic and diluted net (loss) per share of Class D common stock	$(0.28)	$(0.11)
Basic and diluted net (loss) income per share of Class N common stock	$(0.28)	$0.11
Basic and diluted net (loss) per share of Class M-I common stock	$(0.30)	$—
Basic and diluted net (loss) per share of Class T2 common stock	$(0.30)	$—
Basic and diluted net (loss) per share of Class Z common stock	$(0.28)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	1,079,418	11	18,334	—	18,345
Issuance of common stock through the distribution reinvestment plan	—	—	129,394	1	2,209	—	2,210
Redemption of common stock	—	—	(87,582)	(1)	(1,474)	—	(1,475)
Distributions to investors	—	—	—	—	—	(4,230)	(4,230)
Offering costs	—	—	—	—	(1,557)	—	(1,557)
Equity based compensation	—	—	1,690	—	24	—	24
Net loss	—	—	—	—	—	(5,710)	(5,710)
Balance, March 31, 2022	—	$—	20,959,343	$210	$255,811	$(76,663)	$179,358

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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(5,710)	$1,693
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,857	1,635
Net realized gain upon sale of marketable securities	(1,025)	(671)
Net unrealized change in fair value of marketable securities	3,338	(1,082)
Share based compensation	24	25
Amortization of intangible lease assets and liabilities	2,722	1,259
Amortization of deferred financing costs	69	84
Straight line rent	(191)	(332)
Amortization of discount on note to affiliate	44	43
Changes in assets and liabilities:
Receivables, net	(389)	(58)
Deferred leasing costs	(59)	(16)
Prepaid and other assets	(689)	(470)
Accounts payable and accrued expenses	(184)	694
Other liabilities	(126)	303
Due to affiliates	(4,525)	205
Net cash (used in) provided by operating activities	(3,844)	3,312
Cash flows from investing activities:
Improvements to real estate assets	(317)	(216)
Investment in marketable securities	(10,833)	(4,996)
Proceeds from sale of marketable securities	10,585	4,944
Net cash used in investing activities	(565)	(268)
Cash flows from financing activities:
Proceeds from line of credit	6,000	1,000
Repayment of line of credit	(17,000)	(2,500)
Repayment of mortgage loans payable	(177)	(86)
Proceeds from issuance of common stock	18,469	5,458
Payment of financing costs	—	(255)
Payment of offering costs	(829)	(557)
Distributions to investors	(1,945)	(1,318)
Redemption of common stock	(1,475)	(3,914)
Net cash provided by (used in) financing activities	3,043	(2,172)
Net (decrease) increase in cash and cash equivalents	(1,366)	872
Cash and cash equivalents, beginning of period	7,131	4,133
Cash and cash equivalents, end of period	$5,765	$5,005
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2022	2021
Distributions declared and unpaid	$702	$462
Common stock issued through the distribution reinvestment plan	2,210	1,374
Purchases of marketable securities not yet paid	211	80
Proceeds from sale of marketable securities not yet received	236	69
Proceeds from issuance of common stock not yet received	25	151
Accrued offering costs not yet paid	1,290	462
Capital expenditures not yet paid	32	8

Supplemental Cash Flow Disclosures:
Interest paid	$2,031	$1,554

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
(in thousands except share and per share data)

NOTE 1 — ORGANIZATION

RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. RREEF Property OP Holder, LLC (the “OP Holder”), a wholly-owned subsidiary of the Company, is the limited partner of the Operating Partnership. The Company's sponsor and advisor is RREEF America L.L.C. (“RREEF America”).

The Company invests primarily in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and apartment properties (“Real Estate Properties”). Although the Company invests primarily in Real Estate Properties, it also acquires common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and intends to invest in debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).

The Company raises capital through a combination of public and private offerings of its shares of common stock. On January 3, 2013, the Company commenced its initial public offering, which continued until June 30, 2016 (the “Initial Public Offering”). On July 12, 2016, the Company commenced its first follow-on public offering, which continued until January 8, 2020 (the “Follow-On Public Offering”).

On January 8, 2020, the Company commenced its second follow-on public offering which is currently ongoing (the “Second Follow-On Public Offering”). In the Second Follow-On Public Offering, the Company is offering to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 9). Class N shares can only be acquired via (a) conversion from Class T shares in accordance with the provisions of Class T shares, and (b) thereafter via the Company’s distribution reinvestment program. The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 8.

On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering"). On November 17, 2020, the Company commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). In addition, the Company has Class Z shares, which are expected to be offered only in a private offering to RREEF America.

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
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2022. The interim financial data as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of March 31, 2022 and December 31, 2021, none of the Company's real estate investments were impaired.

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
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2022 and December 31, 2021, the Company has accrued $17,035 and $16,343, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing coronavirus pandemic. As of March 31, 2022, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 8), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company originally granted Class I Shares to its independent directors (see Note 9), which qualified as participating securities. During the three months ended March 31, 2021, the Company converted the granted shares from Class I Shares to Class D Shares for its independent directors (see Note 9), which qualify as participating securities. Thereafter, Annual Share Grant Awards (defined in Note 9 below) will be in Class D Shares.

Risks and Uncertainties

As of March 31, 2022 and December 31, 2021, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Through March 31, 2022, the Company did not incur significant disruptions from the COVID-19 pandemic. Nonetheless, the extent to which the COVID-19 pandemic impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations. Among the cash on hand, ongoing net capital raise and availability under the Company's line of credit, the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company's line of credit matures on February 27, 2023. Based on recent authoritative announcements, LIBOR, for the durations which apply to the Company's line of credit, will continue to be published until June 30, 2023. As the Company's line of credit matures prior to such date, the Company currently does not expect ASU 2020-04 to have a material impact on its consolidated financial statements.

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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at March 31, 2022 and December 31, 2021 approximated its fair value of $71,300 and $82,300, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $187,650 and $193,636 as of March 31, 2022 and December 31, 2021, respectively. If the valuation of the Company's properties as of March 31, 2022 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,400 and $4,350 as of March 31, 2022 and December 31, 2021, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2022 and December 31, 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at March 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$71,300	Discounted cash flow	Loan to value	43.5%	43.5%	43.5%
			Market interest rate	2.06%	2.06%	2.06%
Mortgage Loans Payable	187,650	Discounted cash flow	Loan to value	26.7%	57.4%	44.8%
			Market interest rate	3.65%	4.45%	4.26%
Note to Affiliate	4,400	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	5.00%	5.00%	5.00%

				Range
	Fair Value at December 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$82,300	Discounted cash flow	Loan to value	51.5%	51.6%	51.5%
			Market interest rate	1.71%	1.71%	1.71%
Mortgage Loans Payable	193,636	Discounted cash flow	Loan to value	30.1%	57.8%	46.3%
			Market interest rate	2.50%	4.05%	3.20%
Note to Affiliate	4,350	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.50%	4.50%	4.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the three months ended March 31, 2022 and 2021.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2022, the Company owned 15 properties with a total of 60 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and two apartment properties (including one student housing property). As of March 31, 2021, the Company owned 14 properties with a total of 59 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. All leases at the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Lease revenue [1]	$9,774	$7,711
Straight-line revenue	191	332
Above- and below-market lease amortization, net	204	190
Lease incentive amortization	(26)	(26)
Property related income	$10,143	$8,207
(1) Lease revenue includes $1,366 and $1,342 of variable income from tenant reimbursements for the three months ended March 31, 2022 and 2021, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of March 31, 2022 are as follows:

Year	Amount
2022 - remainder of year	$17,583
2023	19,612
2024	16,044
2025	15,184
2026	13,808
Thereafter	34,594
$116,825
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $2,675 of lease revenue for the three months ended March 31, 2022.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
The Glenn, Centennial, CO	16.9%	—%
Providence Square, Marietta, GA	11.4	14.4
Seattle East Industrial, Redmond, WA	10.7	13.2
Flats at Carrs Hill, Athens, GA	9.1	10.7
Loudoun Gateway, Sterling, VA	8.3	10.0
Total	56.4%	48.3%

	Percent of property related income
Tenant	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
FedEx Ground - Seattle East Industrial	10.7%	13.2%
Orbital ATK Inc. - Loudoun Gateway	8.3	10.0
Total	19.0%	23.2%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2022	March 31, 2021
FedEx Ground - Seattle East Industrial	11.8%	14.5%
Orbital ATK Inc. - Loudoun Gateway	9.5	11.5
Total	21.3%	26.0%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	March 31, 2022	December 31, 2021
Marketable securities—cost	$26,757	$25,564
Unrealized gains	8,232	11,280
Unrealized losses	(309)	(19)
Net unrealized gain	7,923	11,261
Marketable securities—fair value	$34,680	$36,825

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2022 and 2021, marketable securities sold generated proceeds of $10,779 and $4,924, respectively, resulting in gross realized gains of $1,505 and $703, respectively, and gross realized losses of $480 and $32, respectively.

NOTE 7 — NOTES PAYABLE

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit matures on February 27, 2023. Prior to this maturity date, the Company expects to refinance the Wells Fargo Line of Credit with another line of credit. There can be no assurance as to the terms any new line of credit may contain or that the Company will be able to obtain a new line of credit.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month LIBOR with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of March 31, 2022, the outstanding balance under the Wells Fargo Line of Credit was $71,300 and the weighted average interest rate was 2.06%. As of December 31, 2021, the outstanding balance was $82,300 and the weighted average interest rate was 1.71%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2022, the Company's maximum borrowing capacity was $92,983.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2022.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2022 and December 31, 2021.

	Balance at
Lender	March 31, 2022	December 31, 2021
Wells Fargo	$71,300	$82,300
Deduct: Deferred financing costs, less accumulated amortization	(117)	(148)
Line of credit, net	$71,183	$82,152

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2022 and December 31, 2021.

		Balance at
Lender	Encumbered Property	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,144	$12,213	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,391	17,470	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,820	6,849	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$191,695	$191,872
Deduct: Deferred financing costs, less accumulated amortization		(833)	(871)
Mortgage loans payable, net		$190,862	$191,001

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2022 are as follows:

Year	Amount
Remainder of 2022	$540
2023	83,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$262,995

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America, the Operating Partnership and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of April 21, 2023. There is no limit to the number of terms for which the Advisory Agreement can be renewed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
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
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers an estimated performance component as of March 31, 2022 to be probable and recognized a performance component during the three months ended March 31, 2022 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Fixed component	$849	$547
Performance component	1,500	200
	$2,349	$747

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

For the three months ended March 31, 2022 and 2021, RREEF America incurred $71 and $51 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2022 and December 31, 2021, the Company had a payable to RREEF America of $71 and $71, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of March 31, 2022, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended March 31, 2022 and 2021, the Company amortized $44 and $43, respectively, of the discount on the Note to Affiliate into interest expense.

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
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of March 31, 2022 and December 31, 2021, the Company has accrued $169 and $160, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,035 and $16,343, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2022 and 2021, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $99 and $38, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended March 31, 2022 and 2021, the Dealer Manager incurred $15 and $3, respectively, in such costs on behalf of the Company. As of March 31, 2022 and December 31, 2021, the Company had payable to the Dealer Manager $15 and $15, respectively, of such costs which was included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2022, estimated accrued Trailing Fees payable in the future of $2,737.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2022, estimated accrued Trailing Fees payable in the future of $7,332.
For the Second Follow-On Public Offering, as of March 31, 2022, the Company raised $95,786 in gross proceeds and incurred $10,480 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $6,966.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2022, total operating expenses of the Company were $12,230, which exceeded the 2%/25% Guidelines. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance component of the advisory fee, the Company's independent directors determined that the excess expenses were justified.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	March 31, 2022	December 31, 2021
Reimbursable under the Advisory Agreement	$71	$71
Reimbursable under the Dealer Manager Agreement	15	15
Advisory fees	1,800	6,332
Accrued Trailing Fees	17,204	16,503
Due to affiliates	$19,090	$22,921

Note to Affiliate	$5,383	$5,383
Unamortized discount	(598)	(642)
Note to Affiliate, net of unamortized discount	$4,785	$4,741

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
March 31, 2022
(Unaudited)
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

Class N shares are not sold in the primary portion of the Second Follow-On Public Offering. Class N shares will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2022, 135,279 Class T shares were converted to 135,085 Class N shares, respectively.

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

Stock Issuance

During the three months ended March 31, 2022 and 2021, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Three months Ended March 31, 2022		Three months Ended March 31, 2021
	No. of shares	Amount	No. of shares	Amount
Class A Shares	115,089	$1,968	23,241	$342
Class D Shares	322,693	5,455	—	—
Class I Shares	530,599	8,988	318,880	4,632
Class M-I Shares	18,869	319	—	—
Class N Shares converted from Class T Shares, net	(194)	—	—	—
Class T Shares	26,904	478	35,995	549
Class T2 Shares	65,458	1,137	—	—
Total	1,079,418	$18,345	378,116	$5,523
There were no Class S Shares issued as of March 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

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
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

During the three months ended March 31, 2022 and 2021, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the periods shown.

Three Months Ended March 31, 2022	Shares	Weighted Average Share Price	Amount
Class A	27,192	$16.79	$456
Class I	54,696	16.86	922
Class T	3,996	16.92	68
Class D	6	17.09	—
Class N	1,692	16.99	29
Class M-I	—	—	—
Class T2	—	—	—

Three Months Ended March 31, 2021	Shares	Weighted Average Share Price	Amount
Class A	32,081	$14.52	$466
Class I	214,104	14.49	3,103
Class T	4,672	14.49	67
Class D	—	—	—
Class N	14,546	14.65	213

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
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
On March 29, 2019, pursuant to the Company having met the issued share requirement, the Company granted 5,000 shares of restricted Class I common stock to each of the Company's independent directors for a total of 20,000 shares (the "Initial Stock Awards"). As of March 31, 2022, all Initial Stock Awards had fully vested. The fair value of the Initial Stock Awards was determined using the Company’s Class I share price on the date of grant, which was $14.34. The Company has elected to account for any forfeitures of restricted stock awards as they occur.

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

On February 25, 2021, the Company's board of directors amended and restated the Compensation Plans to provide that all future awards of the Company's common stock pursuant to the Compensation Plans, including the Annual Share Grant Awards, will be made in restricted Class D Shares rather than restricted Class I shares. In addition, the Company's board of directors approved the conversion of all then-outstanding awards of Class I shares previously granted to the Company’s independent directors, whether or not vested, to Class D shares. Conversion of all such unvested Class I shares occurred in March 2021 and conversion of all vested Class I shares occurred in March and April 2021. Subsequent Annual Share Grant Awards were granted in restricted Class D shares.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,018	$14.48	12,106	$14.32
Changes during the period:
Granted	—	—	—	—
Vested	(4,993)	14.34	(5,007)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	2,025	14.82	7,099	14.31

Amount included in general and administrative expenses	$24		$25
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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)
Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended March 31, 2022 and 2021.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended March 31, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I*	Class T2*	Class Z**
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(860)	$(2,572)	$(151)	$(482)	$(66)	$(33)	$(30)	$(16)
Allocation of performance fees	(298)	(914)	(52)	(178)	(24)	(15)	(13)	(6)
Total numerator	$(1,158)	$(3,486)	$(203)	$(660)	$(90)	$(48)	$(43)	$(22)
Denominator - weighted average number of common shares outstanding	4,159,718	12,441,496	732,409	2,330,260	319,463	157,483	144,207	75,000
Basic and diluted net loss per share:	$(0.28)	$(0.28)	$(0.28)	$(0.28)	$(0.28)	$(0.30)	$(0.30)	$(0.28)
*Class M-I and Class T2 shares were initially issued in May 2021.
** Class Z shares were first converted from Class I shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Class A	Class I	Class T	Class D	Class N
Basic and diluted net income per share:
Allocation of net income (loss) before performance fee	$452	$1,316	$119	$ **	$6
Allocation of performance fees	(46)	(141)	(12)	**	(1)
Total numerator	$406	$1,175	$107	$ **	$5
Denominator - weighted average number of common shares outstanding	3,648,711	10,623,391	962,593	1,682	46,511
Basic and diluted net income (loss) per share:	$0.11	$0.11	$0.11	$(0.11)	$0.11
** For the three months ended March 31, 2021, a net loss was allocated to Class D shares in the amount of $179 (not in thousands). Under the two-class method, undistributed losses are not allocated to unvested shares in determining net income (loss) per share, resulting in undistributed losses being fully allocated to the actual outstanding shares of each share class. The impact is more significant when the number of unvested shares for a share class is significant compared to the number of actual outstanding shares for such share class.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Declared daily distribution rate, before adjustment for class-specific fees	$0.00230945	$0.00197050
Distributions paid or payable in cash	$2,020	$1,337
Distributions reinvested	2,210	1,374
Distributions declared	$4,230	$2,711
Class A Shares issued upon reinvestment	27,036	23,374
Class I Shares issued upon reinvestment	75,809	66,027
Class T Shares issued upon reinvestment	2,447	3,832
Class D Shares issued upon reinvestment	20,428	643
Class N Shares issued upon reinvestment	1,565	476
Class M-I Shares issued upon reinvestment*	1,224	—
Class T2 Shares issued upon reinvestment*	885	—
*Class M-I and Class T2 Shares were initially issued in May 2021.

	Three Months Ended March 31,
	2022	2021
Class A	$786	$601
Class I	2,610	1,933
Class T	139	159
Class D	540	9
Class N	74	9
Class M-I*	36	—
Class T2*	28	—
Class Z**	17	—
Distributions declared	$4,230	$2,711
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $3 and $25 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 13 — SEGMENT INFORMATION

For three months ended March 31, 2022 and 2021, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2022 and December 31, 2021 and net income (loss) for the three months ended March 31, 2022 and 2021.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2022	$431,693	$34,680	$466,373
Receivables	6,396	313	6,709
Deferred leasing costs	2,560	—	2,560
Prepaid and other assets	919	—	919
Subtotal	$441,568	$34,993	$476,561

Reconciliation to total assets of March 31, 2022
Carrying value per reportable segments			$476,561
Other assets			7,227
Total assets			$483,788

Carrying value as of December 31, 2021	$437,232	$36,825	$474,057
Receivables	5,830	112	5,942
Deferred leasing costs	2,673	—	2,673
Prepaid and other assets	534	—	534
Subtotal	$446,269	$36,937	$483,206

Reconciliation to total assets of December 31, 2021
Carrying value per reportable segments			$483,206
Other assets			8,409
Total assets			$491,615

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2022
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2022	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$10,143	$—	$10,143
Investment income on marketable securities	—	233	233
Total revenues	10,143	233	10,376
Segment operating expenses	2,986	10	2,996
Net realized gain upon sale of marketable securities	—	1,025	1,025
Net unrealized change in fair value of investment in marketable securities	—	(3,338)	(3,338)
Operating income (loss) - segments	$7,157	$(2,090)	$5,067

Three Months Ended March 31, 2021
Property related income	$8,207	$—	$8,207
Investment income on marketable securities	—	144	144
Total revenues	8,207	144	8,351
Segment operating expenses	2,368	7	2,375
Net realized gain upon sale of marketable securities	—	671	671
Net unrealized change in fair value of investment in marketable securities	—	1,082	1,082
Operating income - segments	$5,839	$1,890	$7,729

		Three Months Ended March 31,
Reconciliation to net (loss) income		2022	2021
Operating income - segments		$5,067	$7,729
General and administrative expenses		(527)	(547)
Advisory expenses		(2,349)	(747)
Depreciation		(2,857)	(1,635)
Amortization		(2,900)	(1,422)
Operating (loss) income		(3,566)	3,378
Interest expense		(2,144)	(1,685)
Net (loss) income		$(5,710)	$1,693

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
March 31, 2022
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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since March 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2021. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831. Our follow-on public offering commenced in July 12, 2016, through which we raised a total of $132,994. On January 8, 2020, our second follow-on offering commenced, through which we have raised $95,786 as of March 31, 2022. We have registered for sale in our second follow-on offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock (the "Second Follow-On Public Offering").

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic has had, and may continue to have, a significant impact on local, national and global economies. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations, including its impact on our tenants and business partners. While we did not incur significant disruptions in our operations from the COVID-19 pandemic during the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, the extent to which the COVID-19 pandemic ultimately impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect our ability to make distributions to our stockholders, service our debt, or meet other financial obligations. Among the cash on hand, ongoing net capital raise and availability under our line of credit, we believe we have and can maintain sufficient liquidity at all times to satisfy our operational needs and the maximum quarterly limits on redemptions under our share redemption plan.

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2022, we owned 15 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding our apartment properties with leases that roll over approximately every year, as of March 31, 2022, our weighted average remaining lease term for active leases was 4.1 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2022:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	7	86.1
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	11	97.2
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,806	11	95.7
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,486	43	97.2
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Properties
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
The Glenn	Centennial, CO	274,688	306	98.0
Apartment Total		410,552	444	98.5
Grand Total		1,947,455	60/444	98.4%

(1) Leased percentage is based on executed leases as of March 31, 2022, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2022, our real estate equity securities portfolio consisted of publicly-traded common stock of 32 REITs with a value of $34,680. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of March 31, 2022:

Marketable Securities Portfolio Diversification

Residential: 21.1%
Data Centers: 7.4%
Towers: 1.2%
Healthcare: 14.5%
Self Storage: 10.7%
Retail: 7.7%
Hotels: 4.5%
Regional Malls: 2.5%
Office: 7.5%
Industrial: 17.4%
Net Lease: 5.5%

As of March 31, 2022, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	10.6%
AvalonBay Communities, Inc.	Residential	7.0
Public Storage	Self Storage	6.2
Welltower, Inc.	Healthcare	5.6
Boston Properties, Inc.	Office	4.6
Digital Realty Trust, Inc.	Data Center	4.5
Life Storage, Inc.	Self Storage	4.4
Ventas, Inc.	Healthcare	3.8
Kimco Realty Corp.	Retail	3.7
Mid-America Apartment Communities, Inc.	Residential	3.7
Total		54.1%

Market Outlook

United States real estate performed well in 2021. Although the year began tepidly amid a surge of COVID infections, the steady rollout of vaccines unleashed a resurgence of economic, leasing, and transactions activity in the spring and summer. By year-end, overall vacancy rates had dropped to about their lowest levels in more than 30 years, according to CBRE Econometric Advisors (CBRE-EA), December 2021. Net Operating Income (NOI) increased 12.4%, a rate eclipsed only once (during the dot-com boom) since 1983, according to the National Council of Real Estate Investment Fiduciaries (NCREIF), December 2021. Transaction volume of $809 billion was the highest in at least 20 years, according to Real Capital Analytics, December 2021. Finally, NCREIF reported in January 2022 that its fund-level Open-end Diversified Core Equity real estate index delivered its strongest total returns in history (since 1978).

In our view, a flood of capital, reflected in compressing capitalization rates, played a role in pushing values higher. Yet, we believe that the rebound was largely driven by fundamentals. CBRE-EA reports as of December 2021 the apartment sector absorbed 614,000 units in 2021, shattering annual totals back to 1996. Further, CBRE-EA reports as of December 2021 that industrial absorption of 432 million square feet was the highest since at least 1989. Even the retail sector, which suffered well-documented pressure from e-commerce as well as mandated store closures, registered its fifth consecutive quarter of positive net demand, according to CBRE-EA as of December 2021. Finally, CBRE-EA reports as of December 2021 that in all three sectors, vacancy rates dropped to their lowest levels on record, underpinning solid rent growth of about 10% in the case of apartments and industrial buildings, and 2% for retail centers.

In our view, the macroeconomic climate has darkened somewhat in 2022. We believe tight labor markets and supply-chain stress – exacerbated by war in Europe and further COVID lockdowns in China – have fueled inflation, prompting the Federal Reserve to lift interest rates. In our view, higher inflation and interest rates could add headwinds to an economy that was already poised to decelerate following last year’s extraordinary, stimulus-fueled re-opening surge.

Nevertheless, we remain sanguine about the real estate outlook. The economy might slow, but pent-up household savings will, in our view, continue to support above-average growth and leasing activity while higher interest rates might increase the cost of leveraging property. However, we believe that investors will increasingly look to real estate to hedge inflation risks. Importantly, unlike most debt instruments, real estate’s cash flows and residual values are not fixed. We believe rising wages and sales can augment renters’ spending power (per capita income increased 11% in 2021 according to the Bureau of Economic Analysis as of December 2021). We further believe higher construction costs can also constrain competitive supply (materials prices soared 35% in 2021, the most in at least 70 years, according to the Census Bureau for construction materials costs, as of December 2021).

We believe the combination of increased spending power and restricted supply can support stronger rent growth. And over time, we believe real estate values have tracked replacement costs. Indeed, property prices rose briskly in the 1970s, despite several recessions, as inflation and interest rates increased well into the double digits, according the Federal Reserve as of December 2021. Accordingly, we believe that real estate is well positioned in the face of a potentially volatile, inflationary period ahead.

Results of Operations

Since our inception, we have acquired 15 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three Months Ended March 31, 2022 and 2021

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, all of our properties except The Glenn are considered same-store properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Change
Lease revenue
Lease revenue - same-store portfolio	$8,061	$7,711	$350
Lease revenue - non-same-store portfolio	1,713	—	1,713
Total lease revenue	9,774	7,711	2,063

Property operating expenses
Same-store portfolio	2,392	2,368	24
Non-same-store portfolio	594	—	594
Total property operating expenses	2,986	2,368	618

Net operating income
Same-store portfolio	5,669	5,343	326
Non-same-store portfolio	1,119	—	1,119
Total net operating income	6,788	5,343	1,445

Adjustments to lease revenue
Straight-line revenue	191	332	(141)
Above- and below-market lease amortization, net	204	190	14
Lease incentive amortization	(26)	(26)	—
Depreciation	(2,857)	(1,635)	(1,222)
Amortization	(2,900)	(1,422)	(1,478)
General and administrative expenses	(537)	(554)	17
Advisory fees	(2,349)	(747)	(1,602)
Interest expense	(2,144)	(1,685)	(459)

Marketable securities
Investment income on marketable securities	233	144	89
Net realized gain on marketable securities	1,025	671	354
Net unrealized change in fair value of marketable securities	(3,338)	1,082	(4,420)
Net (loss) income	$(5,710)	$1,693	$(7,403)

Property Operations

Each of our total lease revenue and total property operating expenses for the three months ended March 31, 2022 increased compared to those from the same period in 2021, resulting in an net increase to net operating income. Our total same-store net operating income for the three months ended March 31, 2022 and 2021 reflects all properties in the portfolio except The Glenn which we acquired in November 2021. Same-store lease revenue for the three months ended March 31, 2022 increased from the same period in 2021 due in part to an increase in lease revenue of $230 at Heritage Parkway due to a 5-year lease renewal which provided free rent for two months during the 2021 period compared to no free rent during the 2022 period. Partially offsetting this increase was lower same-store lease revenue at Anaheim Hills Office Plaza due to free rent provided pursuant to a lease renewal. Lastly, same-store lease revenue increased from contractually stepped-up rents at several leases across the portfolio and higher rents at The Flats at Carrs Hill for the 2021-2022 school year.

Same-store property operating expenses for the three months ended March 31, 2022 immaterially increased from the same period in 2021.

Straight-Line Revenue

The decrease in straight-line revenue for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the aforementioned free rent impacts at Heritage Parkway and Anaheim Hills Office Plaza, combined with increased contractual rents at several properties across the portfolio.

Lease Intangible Amortization

During the three months ended March 31, 2022, the net amount of above- and below-market lease amortization immaterially increased from the same period in 2021. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2022 period compared to the 2021 period due to our acquisition of The Glenn in November 2021.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the three months ended March 31, 2022 decreased from the same period in 2021 primarily due to lower legal fees and state income tax accruals, partially offset by higher directors and officers insurance and fund administrator fees.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2022 period compared to the 2021 period which is commensurate with the overall increase in our average NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2022 and 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $1,500 and $200 for the three months ended March 31, 2022 and 2021, respectively.

Interest Expense

The higher interest expense for the three months ended March 31, 2022 compared to the same period in 2021 was due to the new $66,000 fixed rate loan which we originated in connection with our acquisition of The Glenn in November 2021. The increased increase expense was offset somewhat by a lower weighted average outstanding aggregate balance on our Wells Fargo line of credit. During the three months ended March 31, 2022, we made net principal payments toward our Wells Fargo line of credit. As a result, the weighted average outstanding aggregate balance on our line of credit was $75,167 and $77,351 for the three months ended March 31, 2022 and 2021, respectively. Our total outstanding loan balance as of March 31, 2022 consisted of 73% fixed rate loans and 27% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Marketable Securities

The increase in investment income for the three months ended March 31, 2022 compared to the corresponding 2021 period is primarily due to a higher investment base. From first quarter 2021 through first quarter 2022, we invested an additional $5,500 into our securities portfolio. In addition, the ongoing adjustments to the portfolio mix allowed realized gains to be reinvested into additional real estate equity securities, further increasing our investment base. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. For the three months ended March 31, 2022, our real estate securities portfolio posted net realized gains and net unrealized losses of $1,025 and $3,338, respectively.

Inflation

In our view, the real estate property sector has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the recent increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The eventual reduction of inflation to historical averages of the previous five years remains subject to countless economic, regulatory and population driven variables.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2022:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$592,000	$28.12	$28.28	$28.21	$28.32	$28.21	$28.18	$28.08	$28.29
Investments in real estate equity securities (2)	34,680	1.65	1.66	1.65	1.66	1.65	1.65	1.65	1.66
Other assets, net	10,607	0.50	0.51	0.50	0.51	0.50	0.50	0.50	0.51
Line of credit	(71,300)	(3.39)	(3.41)	(3.39)	(3.41)	(3.40)	(3.39)	(3.38)	(3.40)
Mortgage loans payable	(191,695)	(9.10)	(9.16)	(9.12)	(9.18)	(9.14)	(9.12)	(9.09)	(9.15)
Other liabilities, net	(8,602)	(0.41)	(0.41)	(0.45)	(0.40)	(0.39)	(0.42)	(0.41)	(0.45)
Net asset value	$365,690	$17.37	$17.47	$17.40	$17.50	$17.43	$17.40	$17.35	$17.46
Note: No Class S shares were outstanding as of March 31, 2022.

(1)  The value of our investments in real estate was approximately 19.6% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 29.6% more than their historical cost.

As of March 31, 2022, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of March 31, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	7.27%	6.41%
Retail properties	6.81%	6.04%
Industrial properties	4.96%	4.16%
Apartment properties	5.50%	4.25%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of March 31, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.8)%	(2.4)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(2.0)%	(4.1)%
Apartment properties	(2.0)%	(3.9)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2022.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$179,358	$8.52	$8.57	$8.53	$8.57	$8.54	$8.53	$8.50	$8.56
Plus:
Unrealized gain on real estate investments	97,100	4.61	4.64	4.62	4.65	4.63	4.62	4.61	4.64
Accumulated depreciation	38,740	1.84	1.85	1.84	1.85	1.85	1.84	1.84	1.85
Accumulated amortization	34,168	1.62	1.63	1.63	1.64	1.63	1.63	1.62	1.63
Deferred costs and expenses, net	20,944	1.00	1.00	1.00	1.01	1.00	1.00	1.00	1.00
Less:
Deferred rent receivable	(4,620)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)	(0.22)
Net asset value	$365,690	$17.37	$17.47	$17.40	$17.50	$17.43	$17.40	$17.35	$17.46
Note: No Class S shares were outstanding as of March 31, 2022.

The deferred costs and expenses of $20,944 includes amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses includes $17,035 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses includes $4,590 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

The COVID-19 pandemic has had, and may continue to have a significant impact on local, national and global economies. Certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective first quarter 2022 reports related to the uncertain impact of the COVID-19 pandemic on the property values.

Funds from Operations and Adjusted Funds from Operations

We believe that funds from operations, or FFO, and adjusted funds from operations, or AFFO, in combination with net income or loss and cash flows from operating activities, as defined by GAAP, are useful supplemental performance measures that we use to evaluate our operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income or loss or to cash flows from operating activities, both as determined by GAAP, as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information, and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO and AFFO measures differently and thus choose to treat certain accounting line items in a manner different from us due to differences in investment and operating strategy or for other reasons.

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

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, the performance component of the advisory fee, amortization of restricted stock awards, amortization of deferred financing costs and the net unrealized change in the fair value of our investments in marketable securities. In addition, beginning with the three months ended March 31, 2022,we have additionally excluded the amortization of the discount on the note to affiliate. We have made similar adjustments to prior periods for conformity of presentation.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(5,710)	$1,693

Real estate related depreciation	2,857	1,635
Real estate related amortization	2,900	1,422
NAREIT defined FFO	$47	$4,750

Straight line rents, net	(191)	(332)
Amortization of above- and below-market lease intangibles, net	(204)	(190)
Amortization of lease incentive	26	26
Net unrealized change in fair value of investment in marketable securities	3,338	(1,082)
Performance component of the advisory fee	1,500	200
Amortization of restricted stock awards	24	25
Amortization of deferred financing costs	69	84
Amortization of discount on note to affiliate	45	43
AFFO	$4,654	$3,524

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

The coronavirus pandemic has had, and may continue to have, a significant impact on local, national and global economies. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations, including how it will impact our tenants and business partners. While thus far, we did not incur significant disruptions in our operations from the COVID-19 pandemic, the extent to which the COVID-19 pandemic ultimately impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect our ability to make distributions to our stockholders, service our debt, or meet other financial obligations.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of March 31, 2022, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $62,128.

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2022, our maximum borrowing capacity was $92,983, our outstanding balance was $71,300 and our weighted average interest rate was 2.06%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2022, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2022. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,144	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,391	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,820	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$191,695

Aggregate future principal payments due on the Wells Fargo line of credit and mortgage loans payable as of March 31, 2022 are as follows:

Year	Amount
Remainder of 2022	$540
2023	83,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$262,995

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2022, we owed $71 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2022, we raised $373,067 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2022, our total operating expenses (as defined in our charter) were $12,230, which exceeded the 2%/25% guidelines. Based upon a review of unusual and non-recurring factors, including, but not limited to, our particularly strong performance during this period that resulted in an increased performance component of the advisory fee, our independent directors determined that the excess expenses were justified.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2022 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of March 31, 2022, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow (used in) provided by operating activities during the three months ended March 31, 2022 and 2021 was $(3,844) and $3,312, respectively. The primary reason for the decrease relates to the payment of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2020 that was payable in 2021.

Cash flow used in investing activities during the three months ended March 31, 2022 and 2021 was $565 and $268, respectively, primarily for building improvements and tenant improvements at various properties.

Cash flow provided by financing activities was $3,043 for the three months ended March 31, 2022. We received proceeds of $18,469 in our offerings and paid $829 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2022 were $1,945. Additionally, we processed redemptions during the three months ended March 31, 2022 that resulted in payments by us of $1,475, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $17,000 against our outstanding balance on the Wells Fargo line of credit. We borrowed $6,000 from our Wells Fargo line of credit during the three months ended March 31, 2022. Additionally, we made principal payments on three of our property specific mortgage loans totaling $177 during the three months ended March 31, 2022.

Cash flow used in financing activities was $2,172 for the three months ended March 31, 2021. We received proceeds of $5,458 in our offerings and paid $557 in offering costs. Cash distributions to stockholders paid during the three months ended March 31, 2021 were $1,318. Additionally, we processed redemptions during the three months ended March 31, 2021 that resulted in payments by us of $3,914, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $2,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $1,000 from our Wells Fargo line of credit during the three months ended March 31, 2021. Additionally, we made principal payments of $86 on one of our property specific mortgage loans during the three months ended March 31, 2021. Lastly, we paid $255 in financing costs to extend our Wells Fargo line of credit.

Distributions

Our board of directors authorized and we declared daily cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. Shown below are details of the distributions:

	Three Months Ended
	March 31, 2022	March 31, 2021
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00230945	$0.00197050
Distributions paid or payable in cash	$2,020	$1,337
Distributions reinvested	2,210	1,374
Distributions declared	$4,230	$2,711

Net cash (used in) provided by Operating Activities:	$(3,844)	$3,312

Funds From Operations:	$47	$4,750

For the three months ended March 31, 2022, our distributions were covered 100% by borrowings as the cash flow from operations was negatively impacted by the annual payment of directors and officers insurance and payment of the 2021 performance component of the advisory fee. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source.

The COVID-19 pandemic has caused, and may continue to cause, a world-wide economic slowdown, and resulted in numerous temporary retail store closings as well as temporary closings of many other businesses due to government imposed or elected shelter-in-place orders. While conditions have recently improved, and certain related pandemic restrictions have eased, the duration and ultimate impact of the coronavirus cannot be predicted and may cause reduced operating cash flows from our investments. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of March 31, 2022, we had no unfulfilled redemption requests.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the most recent quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of March 31, 2022, we had $71,300 outstanding under our Wells Fargo line of credit bearing interest at approximately 2.1%, representing approximately a 51.5% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $357 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Since the COVID-19 pandemic began, it has caused, and may cause in the future, significant disruption in the financial markets due to uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2022, we owned marketable securities with a value of $34,680. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2022 would result in a change of $3,468 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. .

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2022, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Between March 3, 2022 and May 10, 2022, we completed the sale of 343,852 shares of our Class D Shares for an aggregate purchase price of approximately $6,003. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received commissions of approximately $4 in connection with the transactions described herein.

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

Three Months Ended March 31, 2022	Shares	Weighted Average Share Price
Class A	27,192	$16.79
Class I	54,696	16.86
Class T	3,996	16.92
Class D	6	17.09
Class N	1,692	16.99
Class M-I	—	—
Class T2	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of March 31, 2022, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2022	37,694	$16.82	37,694	(1)
February 1 - February 28, 2022	27,274	16.79	27,274	(1)
March 1 - March 31, 2022	22,614	16.96	22,614	(1)
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RREEF Property Trust, Inc.
By:	/s/ Anne-Marie Vandenberg
Name:	Anne-Marie Vandenberg
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2022