Form 10-Q
period 2022-06-30
RREEF Property Trust, Inc.
filed 2022-08-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 9, 2022, the registrant had 4,364,198 shares of Class A common stock, $.01 par value, outstanding, 13,422,211 shares of Class I common stock, $.01 par value, outstanding, 438,491 shares of Class T common stock, $.01 par value, outstanding, 2,940,894 shares of Class D common stock, $.01 par value, outstanding, 592,266 shares of Class N common stock, $.01 par value, outstanding, 261,452 shares of Class M-I common stock, $.01 par value, outstanding, 309,634 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate assets:
Land	$135,169	$135,169
Buildings and improvements, less accumulated depreciation of $40,468 and $35,225, respectively	263,148	267,826
Furniture, fixtures and equipment, less accumulated depreciation of $1,158 and $658, respectively	2,824	3,226
Acquired intangible lease assets, less accumulated amortization of $40,842 and $35,976, respectively	26,145	31,011
Total investment in real estate assets, net	427,286	437,232
Investment in marketable securities	28,305	36,825
Total investment in real estate assets and marketable securities, net	455,591	474,057
Cash and cash equivalents	5,351	7,131
Receivables, net of allowance for doubtful accounts of $44 and $22, respectively	7,013	6,113
Deferred leasing costs, net of amortization of $1,796 and $1,559, respectively	2,441	2,673
Prepaid and other assets	2,339	1,641
Total assets	$472,735	$491,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$53,215	$82,152
Mortgage loans payable, net	190,720	191,001
Accounts payable and accrued expenses	4,217	3,503
Due to affiliates	19,848	22,921
Note to affiliate, net of unamortized discount of $553 and $642, respectively	4,830	4,741
Acquired below market lease intangibles, less accumulated amortization of $6,519 and $6,090, respectively	12,046	12,475
Distributions payable	743	627
Other liabilities	2,104	2,444
Total liabilities	287,723	319,864
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,283,735 and 4,105,093 issued and outstanding, respectively	42	41
Class D common stock, 2,917,642 and 2,162,181 issued and outstanding, respectively	29	22
Class I common stock, 13,295,284 and 12,195,381 issued and outstanding, respectively	133	122
Class M-I common stock, 211,282 and 152,584 issued and outstanding, respectively	2	1
Class N common stock, 595,689 and 270,652 issued and outstanding, respectively	6	3
Class S common stock, none issued	—	—
Class T common stock, 446,429 and 770,097 issued and outstanding, respectively	5	8
Class T2 common stock, 249,851 and 105,435 issued and outstanding, respectively	2	1
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	273,745	238,275
Deficit	(88,953)	(66,723)
Total stockholders' equity	185,012	171,751
Total liabilities and stockholders' equity	$472,735	$491,615
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Property related income	$10,206	$8,125	$20,349	$16,332
Investment income on marketable securities	249	168	482	312
Total revenues	10,455	8,293	20,831	16,644
Expenses
General and administrative expenses	540	471	1,077	1,025
Property operating expenses	3,059	2,235	6,045	4,603
Advisory fees	932	2,401	3,281	3,148
Depreciation	2,886	1,631	5,743	3,266
Amortization	2,129	1,367	5,029	2,789
Total operating expenses	9,546	8,105	21,175	14,831
Net realized (loss) gain upon sale of marketable securities	(49)	654	976	1,325
Net unrealized change in fair value of investment in marketable securities	(6,265)	2,229	(9,603)	3,311
Operating (loss) income	(5,405)	3,071	(8,971)	6,449
Interest expense	(2,204)	(1,604)	(4,348)	(3,289)
Net (loss) income	$(7,609)	$1,467	$(13,319)	$3,160

Basic and diluted net (loss) income per share of Class A common stock	$(0.35)	$0.09	$(0.63)	$0.20
Basic and diluted net (loss) income per share of Class I common stock	$(0.35)	$0.09	$(0.64)	$0.20
Basic and diluted net (loss) income per share of Class T common stock	$(0.35)	$0.09	$(0.63)	$0.20
Basic and diluted net (loss) income per share of Class D common stock	$(0.35)	$0.11	$(0.64)	$0.20
Basic and diluted net (loss) income per share of Class N common stock	$(0.35)	$0.09	$(0.64)	$0.20
Basic and diluted net (loss) income per share of Class M-I common stock	$(0.35)	$0.04	$(0.66)	$0.10
Basic and diluted net (loss) income per share of Class T2 common stock	$(0.35)	$0.02	$(0.65)	$0.06
Basic and diluted net (loss) per share of Class Z common stock	$(0.35)	$—	$(0.64)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	1,079,418	11	18,334	—	18,345
Issuance of common stock through the distribution reinvestment plan	—	—	129,394	1	2,209	—	2,210
Redemption of common stock	—	—	(87,582)	(1)	(1,474)	—	(1,475)
Distributions to investors	—	—	—	—	—	(4,230)	(4,230)
Offering costs	—	—	—	—	(1,557)	—	(1,557)
Equity based compensation	—	—	1,690	—	24	—	24
Net loss	—	—	—	—	—	(5,710)	(5,710)
Balance, March 31, 2022	—	$—	20,959,343	$210	$255,811	$(76,663)	$179,358
Issuance of common stock	—	—	1,214,143	10	21,251	—	21,261
Issuance of common stock through the distribution reinvestment plan	—	—	141,820	1	2,463	—	2,464
Redemption of common stock	—	—	(240,843)	(1)	(4,175)	—	(4,176)
Distributions to investors	—	—	—	—	—	(4,681)	(4,681)
Offering costs	—	—	—	—	(1,612)	—	(1,612)
Equity based compensation	—	—	449	—	7	—	7
Net loss	—	—	—	—	—	(7,609)	(7,609)
Balance, June 30, 2022	—	$—	22,074,912	$220	$273,745	$(88,953)	$185,012

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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(13,319)	$3,160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	5,743	3,266
Net realized gain upon sale of marketable securities	(976)	(1,325)
Net unrealized change in fair value of marketable securities	9,603	(3,311)
Share based compensation	31	50
Amortization of intangible lease assets and liabilities	4,674	2,464
Amortization of deferred financing costs	137	146
Straight line rent	(261)	(411)
Amortization of discount on note to affiliate	89	87
Changes in assets and liabilities:
Receivables, net	158	59
Deferred leasing costs	(59)	(16)
Prepaid and other assets	(704)	(378)
Accounts payable and accrued expenses	810	614
Other liabilities	(353)	(77)
Due to affiliates	(4,481)	2,023
Net cash provided by operating activities	1,092	6,351
Cash flows from investing activities:
Improvements to real estate assets	(932)	(271)
Investment in marketable securities	(19,662)	(8,293)
Proceeds from sale of marketable securities	19,515	7,967
Net cash used in investing activities	(1,079)	(597)
Cash flows from financing activities:
Proceeds from line of credit	6,000	1,000
Repayment of line of credit	(35,000)	(19,800)
Repayment of mortgage loans payable	(355)	(180)
Proceeds from issuance of common stock	39,025	23,663
Payment of financing costs	—	(255)
Payment of offering costs	(1,742)	(1,283)
Distributions to investors	(4,122)	(2,790)
Redemption of common stock	(5,599)	(5,064)
Net cash used in financing activities	(1,793)	(4,709)
Net (decrease) increase in cash and cash equivalents	(1,780)	1,045
Cash and cash equivalents, beginning of period	7,131	4,133
Cash and cash equivalents, end of period	$5,351	$5,178
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2022	2021
Distributions declared and unpaid	$743	$517
Common stock issued through the distribution reinvestment plan	4,674	2,803
Purchases of marketable securities not yet paid	273	540
Proceeds from sale of marketable securities not yet received	258	576
Proceeds from issuance of common stock not yet received	730	280
Redemption of common stock not yet paid	52	36
Accrued offering costs not yet paid	2,338	840
Capital expenditures not yet paid	34	7

Supplemental Cash Flow Disclosures:
Interest paid	$4,092	$3,077

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

On January 20, 2016, the Company commenced a private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering"). On November 17, 2020, the Company commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). In addition, the Company's charter authorizes Class Z shares, which are expected to be offered only in a private offering to RREEF America.

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
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2022. The interim financial data as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of June 30, 2022 and December 31, 2021, none of the Company's real estate investments were impaired.

Organization and Offering Costs

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
reimburse the dealer manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs will be paid from the proceeds of the Offerings. These costs will be treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company with respect to a particular public offering will not exceed 15% of the gross proceeds from such particular public offering. In addition, the Company will not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of each public offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2022 and December 31, 2021, the Company has accrued $17,765 and $16,343, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing coronavirus pandemic. As of June 30, 2022, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Risks and Uncertainties

As of June 30, 2022 and December 31, 2021, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Through June 30, 2022, the Company did not incur significant disruptions from the COVID-19 pandemic. Nonetheless, the extent to which the COVID-19 pandemic impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect the Company’s ability to make distributions to its stockholders, service debt, or meet other financial obligations. Among the cash on hand, ongoing net capital raise and availability under the Company's line of credit, the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan.

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
June 30, 2022
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at June 30, 2022 and December 31, 2021 approximated its fair value of $53,300 and $82,300, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $183,231 and $193,636 as of June 30, 2022 and December 31, 2021, respectively. If the valuation of the Company's properties as of June 30, 2022 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,300 and $4,350 as of June 30, 2022 and December 31, 2021, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2022 and December 31, 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at June 30, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$53,300	Discounted cash flow	Loan to value	32.9%	32.9%	32.9%
			Market interest rate	3.55%	3.55%	3.55%
Mortgage Loans Payable	183,231	Discounted cash flow	Loan to value	25.4%	56.8%	44.1%
			Market interest rate	4.62%	5.36%	5.17%
Note to Affiliate	4,300	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	6.00%	6.00%	6.00%

				Range
	Fair Value at December 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$82,300	Discounted cash flow	Loan to value	51.5%	51.6%	51.5%
			Market interest rate	1.71%	1.71%	1.71%
Mortgage Loans Payable	193,636	Discounted cash flow	Loan to value	30.1%	57.8%	46.3%
			Market interest rate	2.50%	4.05%	3.20%
Note to Affiliate	4,350	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.50%	4.50%	4.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the six months ended June 30, 2022 and 2021.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2022, the Company owned 15 properties with a total of 61 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and two apartment properties (including one student housing property). As of June 30, 2021, the Company owned 14 properties with a total of 59 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. All leases at the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease revenue [1]	$9,957	$7,885	$19,732	$15,596
Straight-line revenue	71	79	261	411
Above- and below-market lease amortization, net	204	187	408	377
Lease incentive amortization	(26)	(26)	(52)	(52)
Property related income	$10,206	$8,125	$20,349	$16,332
(1) Lease revenue includes $1,293 and $1,294 of variable income from tenant reimbursements for the three months ended June 30, 2022 and 2021, respectively and $2,659 and $2,635 of variable income from tenant reimbursements for the six months ended June 30, 2022 and 2021, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of June 30, 2022 are as follows:

Year	Amount
2022 - remainder of year	$11,741
2023	19,663
2024	16,083
2025	15,184
2026	13,808
Thereafter	34,594
$111,073
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $5,424 of lease revenue for the six months ended June 30, 2022.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
The Glenn, Centennial, CO	18.2%	17.5%
Providence Square, Marietta, GA	11.6	11.5
Seattle East Industrial, Redmond, WA	10.6	10.6
Total	40.4%	39.6%

	Percent of property related income
Tenant	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
FedEx Ground - Seattle East Industrial	10.6%	10.6%
Total	10.6%	10.6%

	Percent of property related income
Property	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Providence Square, Marietta, GA	14.6%	14.5%
Seattle East Industrial, Redmond, WA	13.3	13.3
Flats at Carrs Hill, Athens, GA	11.1	10.9
Total	39.0%	38.7%

	Percent of property related income
Tenant	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
FedEx Ground - Seattle East Industrial	13.3%	13.3%
Total	13.3%	13.3%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2022	June 30, 2021
FedEx Ground - Seattle East Industrial	11.4%	14.6%
Orbital ATK Inc. - Loudoun Gateway	9.3	11.5
Total	20.7%	26.1%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Marketable securities—cost	$26,647	$25,564
Unrealized gains	3,438	11,280
Unrealized losses	(1,780)	(19)
Net unrealized gain	1,658	11,261
Marketable securities—fair value	$28,305	$36,825

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2022 and 2021, marketable securities sold generated proceeds of $8,952 and $3,530, respectively, resulting in gross realized gains of $835 and $664, respectively, and gross realized losses of $884 and $10, respectively. During the six months ended June 30, 2022 and 2021, marketable securities sold generated proceeds of $19,731 and $8,454, respectively, resulting in gross realized gains of $2,340 and $1,367, respectively, and gross realized losses of $1,364 and $42, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit matures on February 27, 2023. Prior to this maturity date, the Company expects to amend the Wells Fargo Line of Credit to further extend the maturity date. There can be no assurance as to the terms any such amendment may contain or that the Company will be able to amend the existing Wells Fargo Line of Credit, or, absent such an extension, obtain a replacement line of credit.

The interest rate under the Wells Fargo Line of Credit is based on the 1-month, 2-month or 3-month LIBOR (at the Company's discretion) with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of June 30, 2022, the outstanding balance under the Wells Fargo Line of Credit was $53,300 and the weighted average interest rate was 3.55%. As of December 31, 2021, the outstanding balance was $82,300 and the weighted average interest rate was 1.71%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2022, the Company's maximum borrowing capacity was $92,983.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2022 and December 31, 2021.

	Balance at
Lender	June 30, 2022	December 31, 2021
Wells Fargo	$53,300	$82,300
Deduct: Deferred financing costs, less accumulated amortization	(85)	(148)
Line of credit, net	$53,215	$82,152

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2022 and December 31, 2021.

		Balance at
Lender	Encumbered Property	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,074	$12,213	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,312	17,470	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,791	6,849	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$191,517	$191,872
Deduct: Deferred financing costs, less accumulated amortization		(797)	(871)
Mortgage loans payable, net		$190,720	$191,001

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2022 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2022	$362
2023	65,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$244,817

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
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers an estimated performance component as of June 30, 2022 to be probable and recognized a performance component during the three and six months ended June 30, 2022 and 2021 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed component	$932	$601	$1,781	$1,148
Performance component	—	1,800	1,500	2,000
	$932	$2,401	$3,281	$3,148

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

For the three months ended June 30, 2022 and 2021, RREEF America incurred $78 and $54 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2022 and 2021, RREEF America incurred $149 and $113 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2022 and December 31, 2021, the Company had a payable to RREEF America of $103 and $71, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
Commencement Date"). As of June 30, 2022, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2022 and 2021, the Company amortized $45 and $44, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2022 and 2021, the Company amortized $89 and $87, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of June 30, 2022 and December 31, 2021, the Company has accrued $169 and $160, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,765 and $16,343, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2022 and 2021, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $115 and $41, respectively. For the six months ended June 30, 2022 and 2021, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $214 and $79, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the three months ended June 30, 2022 and 2021, the Dealer Manager incurred $69 and $16 respectively, in such costs on behalf of the Company. For the six months ended June 30, 2022 and 2021, the Dealer Manager incurred $70 and $16, respectively, in such costs on behalf of the Company. As of June 30, 2022 and December 31, 2021, the Company had zero and $15, respectively, of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2022, estimated accrued Trailing Fees payable in the future of $2,610.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2022, estimated accrued Trailing Fees payable in the future of $7,124.
For the Second Follow-On Public Offering, as of June 30, 2022, the Company raised $111,890 in gross proceeds and incurred $12,079 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $8,031.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2022, total operating expenses of the Company were $10,807, which exceeded the 2%/25% Guidelines. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance component of the advisory fee, the Company's independent directors determined that the excess expenses were justified.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Reimbursable under the Advisory Agreement	$103	$71
Reimbursable under the Dealer Manager Agreement	—	15
Advisory fees	1,811	6,332
Accrued Trailing Fees	17,934	16,503
Due to affiliates	$19,848	$22,921

Note to Affiliate	$5,383	$5,383
Unamortized discount	(553)	(642)
Note to Affiliate, net of unamortized discount	$4,830	$4,741

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

Class N shares are not sold in the primary portion of the Second Follow-On Public Offering. Class N shares will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2022, 197,490 and 332,769 Class T shares were converted to 197,441 and 332,526 Class N shares, respectively. For the three and six months ended June 30, 2021, 9,935 and 53,936 Class T shares were converted to 9,942 and 53,943 Class N shares, respectively.

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

Stock Issuance

During the six months ended June 30, 2022 and 2021, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six months Ended June 30, 2022		Six months Ended June 30, 2021
	No. of shares	Amount	No. of shares	Amount
Class A Shares	240,305	$4,181	66,072	$991
Class D Shares	732,772	12,629	772,053	11,380
Class I Shares	1,074,633	18,476	668,856	9,857
Class M-I Shares	55,860	959	34,768	518
Class N Shares converted from Class T Shares, net	(243)	—	7	—
Class T Shares	33,692	601	66,415	1,026
Class T2 Shares	156,542	2,760	5,447	85
Total	2,293,561	$39,606	1,613,618	$23,857
There were no Class S Shares issued as of June 30, 2022.

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
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
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

During the three and six months ended June 30, 2022 and 2021, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the periods shown.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	90,254	$17.35	$1,561
Class I	76,075	17.47	1,326
Class T	25,156	17.43	438
Class D	25,667	17.34	444
Class N	9,503	17.47	166
Class M-I	—	—	—
Class T2	14,188	17.35	241

Six Months Ended June 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	117,446	$17.22	$2,018
Class I	130,771	17.22	2,248
Class T	29,152	17.36	505
Class D	25,673	17.34	444
Class N	11,195	17.40	195
Class M-I	—	—	—
Class T2	14,188	17.35	241

Three Months Ended June 30, 2021	Shares	Weighted Average Share Price	Amount
Class A	22,318	$14.68	$327
Class I	57,576	14.92	859
Class T	—	—	—
Class D	—	—	—
Class N	—	—	—
Class M-I	—	—	—
Class T2	—	—	—

Six Months Ended June 30, 2021	Shares	Weighted Average Share Price	Amount
Class A	54,399	$14.59	$793
Class I	271,680	14.58	3,962
Class T	4,672	14.49	67
Class D	—	—	—
Class N	14,546	14.65	213
Class M-I	—	—	—
Class T2	—	—	—

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
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

Pursuant to the independent director compensation plan, upon completion of each annual stockholder meeting, the Company grants shares of restricted common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards will be determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Annual Share Grant Awards granted in May 2019 and May 2020 were restricted Class I shares. The Company has elected to account for any forfeitures of restricted stock awards as they occur.

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

On June 21, 2022, the Company's board of directors amended the Compensation Plans to increase the independent director compensation, including increasing the Annual Share Grant Awards from $10 to $25, effective at the next annual stockholder meeting.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,025	$14.82	7,018	$14.48
Changes during the period:
Granted	1,722	17.44	1,722	17.44
Vested	(2,025)	14.82	(7,018)	14.48
Forfeited	—	—	—	—
Outstanding, end of period	1,722	17.44	1,722	17.44

Amount included in general and administrative expenses	$7		$31
*After conversion from Class I Shares.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,099	$14.31	12,106	$14.32
Changes during the period:
Granted	2,025	14.82	2,025	14.82
Vested	(2,106)	14.24	(7,113)	14.31
Forfeited	—	—	—	—
Outstanding, end of period	7,018	14.48	7,018	14.48

Amount included in general and administrative expenses	$25		$50
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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and six months ended June 30, 2022 and 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended June 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z*
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,498)	$(4,609)	$(215)	$(976)	$(152)	$(65)	$(67)	$(27)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(1,498)	$(4,609)	$(215)	$(976)	$(152)	$(65)	$(67)	$(27)
Denominator - weighted average number of common shares outstanding	4,239,612	13,043,925	608,589	2,761,288	429,672	184,473	189,155	75,000
Basic and diluted net loss per share:	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)

	Six Months Ended June 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z*
Basic and diluted net income per share:
Allocation of net income (loss) before performance fee	$(2,370)	$(7,190)	$(378)	$(1437)	$(211)	$(97)	$(94)	$(42)
Allocation of performance fees	(286)	(913)	(47)	(191)	(27)	(16)	(14)	(6)
Total numerator	$(2,656)	$(8,103)	$(425)	$(1,628)	$(238)	$(113)	$(108)	$(48)
Denominator - weighted average number of common shares outstanding	4,199,886	12,744,375	670,157	2,546,965	374,872	171,053	166,805	75,000
Basic and diluted net income (loss) per share:	$(0.63)	$(0.64)	$(0.63)	$(0.64)	$(0.64)	$(0.66)	$(0.65)	$(0.64)
* Class Z shares were first issued in connection with the exchange of Class I shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2**
Basic and diluted net income per share:
Allocation of net income before performance fee	$739	$2,193	$195	$125	$12	$4	$—
Allocation of performance fees	(405)	(1,224)	(107)	(55)	(6)	(3)	—
Total numerator	$334	$969	$88	$70	$6	$1	$—
Denominator - weighted average number of common shares outstanding	3,660,771	10,864,888	964,566	619,620	60,064	14,492	1,059
Basic and diluted net income per share:	$0.09	$0.09	$0.09	$0.11	$0.09	$0.04	$0.02

	Six Months Ended June 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2**
Basic and diluted net loss per share:
Allocation of net income before performance fee	$1,198	$3,523	$316	$102	$17	$3	$—
Allocation of performance fees	(455)	(1,376)	(120)	(40)	(7)	(2)	—
Total Numerator	$743	$2,147	$196	$62	$10	$1	$—
Denominator - weighted average number of common shares outstanding	3,654,774	10,744,807	963,585	312,358	53,325	8,795	532
Basic and diluted net income per share:	$0.20	$0.20	$0.20	$0.20	$0.20	$0.10	$0.06
**For the three and six months ended June 30, 2021, the net income before performance fee allocated to Class T2 were de minimus.

NOTE 11 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)
Distributions for each month are payable on or before the first business day of the following month. However, any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the last business day of the month in which the distributions were accrued.
Shown below are details of the Company's distributions.

	Three Months Ended		Six Months Ended June 30, 2022
	March 31, 2022	June 30, 2022
Declared daily distribution rate, before adjustment for class-specific fees	$0.00230945	$0.00239004
Distributions paid or payable in cash	$2,020	$2,217	$4,237
Distributions reinvested	2,210	2,464	4,674
Distributions declared	$4,230	$4,681	$8,911
Class A Shares issued upon reinvestment	27,036	28,747	55,783
Class I Shares issued upon reinvestment	75,809	80,232	156,041
Class T Shares issued upon reinvestment	2,447	2,114	4,561
Class D Shares issued upon reinvestment	20,428	25,795	46,223
Class N Shares issued upon reinvestment	1,565	2,141	3,706
Class M-I Shares issued upon reinvestment*	1,224	1,614	2,838
Class T2 Shares issued upon reinvestment*	885	1,177	2,062
	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Declared daily distribution rate, before adjustment for class-specific fees	$0.00197050	$0.00200680
Distributions paid or payable in cash	$1,337	$1,526	$2,863
Distributions reinvested	1,374	1,429	2,803
Distributions declared	$2,711	$2,955	$5,666
Class A Shares issued upon reinvestment	23,374	23,507	46,881
Class I Shares issued upon reinvestment	66,027	66,872	132,899
Class T Shares issued upon reinvestment	3,832	3,377	7,209
Class D Shares issued upon reinvestment	643	370	1,013
Class N Shares issued upon reinvestment	476	627	1,103
Class M-I Shares issued upon reinvestment*	—	205	205
Class T2 Shares issued upon reinvestment*	—	2	2
*Class M-I and Class T2 Shares were initially issued in May 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended June 30, 2022
	March 31, 2022	June 30, 2022
Class A	$786	$837	$1,623
Class I	2,610	2,853	5,463
Class T	139	121	260
Class D	540	666	1,206
Class N	74	103	177
Class M-I*	36	44	80
Class T2*	28	39	67
Class Z**	17	18	35
Distributions declared	$4,230	$4,681	$8,911

	Three Months Ended		Six Months Ended June 30, 2021
	March 31, 2021	June 30, 2021
Class A	$601	$617	$1,218
Class I	1,933	2,031	3,964
Class T	159	163	322
Class D	9	127	136
Class N	9	13	22
Class M-I*	—	4	4
Class T2*	—	—	—
Class Z**	—	—	—
Distributions declared	$2,711	$2,955	$5,666
*Class M-I and Class T2 Shares were initially issued in May 2021.
** Class Z shares were first issued in connection with the exchange of Class I shares in December 2021.

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $22 and zero for the three months ended June 30, 2022 and 2021, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25 and $25 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 13 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

For three and six months ended June 30, 2022 and 2021, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2022 and December 31, 2021 and net income (loss) for the three and six months ended June 30, 2022 and 2021.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2022	$427,286	$28,305	$455,591
Receivables	5,906	349	6,255
Deferred leasing costs	2,441	—	2,441
Prepaid and other assets	1,061	—	1,061
Subtotal	$436,694	$28,654	$465,348

Reconciliation to total assets of June 30, 2022
Carrying value per reportable segments			$465,348
Other assets			7,387
Total assets			$472,735

Carrying value as of December 31, 2021	$437,232	$36,825	$474,057
Receivables	5,830	112	5,942
Deferred leasing costs	2,673	—	2,673
Prepaid and other assets	534	—	534
Subtotal	$446,269	$36,937	$483,206

Reconciliation to total assets of December 31, 2021
Carrying value per reportable segments			$483,206
Other assets			8,409
Total assets			$491,615

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2022	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$10,206	$—	$10,206
Investment income on marketable securities	—	249	249
Total revenues	10,206	249	10,455
Segment operating expenses	3,059	7	3,066
Net realized loss upon sale of marketable securities	—	(49)	(49)
Net unrealized change in fair value of investment in marketable securities	—	(6,265)	(6,265)
Operating income (loss) - segments	$7,147	$(6,072)	$1,075

Three Months Ended June 30, 2021
Property related income	$8,125	$—	$8,125
Investment income on marketable securities	—	168	168
Total revenues	8,125	168	8,293
Segment operating expenses	2,235	10	2,245
Net realized gain upon sale of marketable securities	—	654	654
Net unrealized change in fair value of investment in marketable securities	—	2,229	2,229
Operating income - segments	$5,890	$3,041	$8,931

		Three Months Ended June 30,
Reconciliation to net (loss) income		2022	2021
Operating income - segments		$1,075	$8,931
General and administrative expenses		(533)	(461)
Advisory expenses		(932)	(2,401)
Depreciation		(2,886)	(1,631)
Amortization		(2,129)	(1,367)
Operating (loss) income		(5,405)	3,071
Interest expense		(2,204)	(1,604)
Net (loss) income		$(7,609)	$1,467

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2022	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$20,349	$—	$20,349
Investment income on marketable securities	—	482	482
Total revenues	20,349	482	20,831
Segment operating expenses	6,045	17	6,062
Net realized gain upon sale of marketable securities	—	976	976
Net unrealized change in fair value of investment in marketable securities	—	(9,603)	(9,603)
Operating income (loss) - segments	$14,304	$(8,162)	$6,142

Six Months Ended June 30, 2021
Property related income	$16,332	$—	$16,332
Investment income on marketable securities	—	312	312
Total revenues	16,332	312	16,644
Segment operating expenses	4,603	18	4,621
Net realized gain upon sale of marketable securities	—	1,325	1,325
Net unrealized change in fair value of investment in marketable securities	—	3,311	3,311
Operating income - segments	$11,729	$4,930	$16,659

		Six Months Ended June 30,
Reconciliation to net (loss) income		2022	2021
Operating income - segments		$6,142	$16,659
General and administrative expenses		(1,060)	(1,007)
Advisory expenses		(3,281)	(3,148)
Depreciation		(5,743)	(3,266)
Amortization		(5,029)	(2,789)
Operating (loss) income		(8,971)	6,449
Interest expense		(4,348)	(3,289)
Net (loss) income		$(13,319)	$3,160

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
June 30, 2022
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

NOTE 16 — SUBSEQUENT EVENTS

On July 1, 2022, the Company declared a monthly distribution of $0.075 per share of common stock (before deduction of applicable class-specific fees) for all stockholders of record on July 29, 2022.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831. Our follow-on public offering commenced in July 12, 2016, through which we raised a total of $132,994. On January 8, 2020, our second follow-on offering commenced, through which we have raised $111,890 as of June 30, 2022. We have registered for sale in our second follow-on offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock (the "Second Follow-On Public Offering").

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic has had, and may continue to have, a significant impact on local, national and global economies. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our investments and operations, including its impact on our tenants and business partners. While we did not incur significant disruptions in our operations from the COVID-19 pandemic during the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, the extent to which the COVID-19 pandemic ultimately impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect our ability to make distributions to our stockholders, service our debt, or meet other financial obligations. Among the cash on hand, ongoing net capital raise and availability under our Wells Fargo line of credit, we believe we have and can maintain sufficient liquidity at all times to satisfy our operational needs and the maximum quarterly limits on redemptions under our share redemption plan.

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2022, we owned 15 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding our apartment properties with leases that roll over approximately every year, as of June 30, 2022, our weighted average remaining lease term for active leases was 3.9 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2022:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	7	86.1
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	11	97.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,591	44	97.6
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Properties
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
The Glenn	Centennial, CO	274,688	306	95.8
Apartment Total		410,552	444	96.9
Grand Total		1,947,560	61/444	98.0%

(1) Leased percentage is based on executed leases as of June 30, 2022, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of June 30, 2022, our real estate equity securities portfolio consisted of publicly-traded common stock of 40 REITs with a value of $28,305. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of June 30, 2022:

Marketable Securities Portfolio Diversification

Residential: 16.2%
Data Centers: 9.5%
Healthcare: 15.1%
Hotels: 4.6%
Industrial: 13.8%
Net Lease: 13.9%
Office: 5.6%
Regional Malls: 0.1%
Retail: 6.2%
Self Storage: 8.2%
Towers: 1.6%
Specialty: 5.2%

As of June 30, 2022, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	7.5%
Public Storage	Self Storage	5.8
Welltower, Inc.	Healthcare	5.2
Equinix, Inc.	Data Centers	4.9
Vici Properties, Inc.	Specialty	4.9
Digital Realty Trust, Inc.	Data Centers	4.6
Ventas, Inc.	Healthcare	4.6
Realty Income Corporation	Net Lease	4.6
AvalonBay Communities, Inc.	Residential	4.3
Mid-America Apartment Communities, Inc.	Residential	4.0
Total		50.4%

Market Outlook

The macro environment has rapidly shifted during 2022. According to the Bureau of Economic Analysis as of June 2022, gross domestic product for the United States contracted in the first quarter of 2022. The Federal Reserve hiked its policy rate by a cumulative 150 basis points from March through June 2022 and signaled more increases to come. Also, according to the Federal Reserve, since the beginning of the year, 10-year Treasury yields increased 170 basis points to 3.2% in June. Further, the Bureau of Labor Statistics reported that consumer prices jumped 9.1% (year-over-year) in June, the most in 40 years, debunking any lingering claims that inflation was “transitory.”

We believe headline inflation could abate in the second half of 2022 if supply-chain and commodity pressures stabilize or reverse. Yet, with wages (per the Atlanta Federal Reserve) and service prices (per the Bureau of Economic Analysis) each increasing 5%-6% annually, “core” inflation (excluding food and energy) appears broadly entrenched in our view. It appears that financial markets currently anticipate that 10-year Treasury yields will remain near current levels over the next year; however, we believe bond yields could move higher should core inflation prove more persistent than expected.

In our view, rising interest rates and a risk of recession are hazardous for many investments, including real estate. Levered investors might struggle to cover debt service and secure loans if capitalization rate spreads to interest rates narrow. Further, weakness in stock and bond markets could spill over to real estate via the “denominator effect,” where multi-asset investors rebalance portfolios out of the real estate sector to restore target allocations. From a tactical perspective, we believe yield-seeking investors might pivot to fixed income as bond yields rise. Real estate leasing could also retrench amid job losses and dwindling profits. Indeed, in our view, recessions have been the proximate cause of every broad-based decline in real estate prices since the early 1960s.

However, it is important not to divorce these economic challenges from the inflationary context. In our view, systemic inflation, characterized by a wage-price spiral, supports real estate in several ways. First, it puts upward pressure on rents, by augmenting tenants’ spending power and curbing new construction, per the Bureau of Labor Statistics in June 2022. Second, it lifts replacement costs, to which values of existing buildings typically converge over time (building costs increased 15% year-over-year in June), per the ENR Building Cost Index in June 2022. Third, in our view, rising rents support expected future cash flow, helping to suppress cap rates in the face of rising interest rates.

These dynamics are reminiscent of the 1970s and early-1980s, a period marked by war (Vietnam), energy crises (in 1973 and 1979), rampant inflation, soaring interest rates, and economic volatility. Commercial real estate prices increased 8% annually from 1970-1984, roughly double the average of the past 35 years, according to the Federal Reserve in June 2022. After shrugging off three recessions (in 1970, 1974, and 1980) and the Federal Reserve hiking short-term rates to 20% in 1981, real estate finally capitulated, but only modestly (3.5%), as reported by the Federal Reserve in June 2022.

Over the long-run, real estate has typically settled somewhere between stocks and bonds on the risk-return spectrum. Yet, as reported by Ibbotson SBBI, from 1973-1982, when inflation averaged 9% annually, real estate total returns (about 17% annually) outperformed those of stocks (7%) and bonds (5%) by wide margins. Whether this historical experience repeats itself under current conditions remains to be seen.

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

Three and Six Months Ended June 30, 2022 and 2021

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, all of our properties except The Glenn are considered same-store properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Lease revenue
Lease revenue - same-store portfolio	$8,103	$7,885	$218	$16,164	$15,596	$568
Lease revenue - non-same-store portfolio	1,854	—	1,854	3,568	—	3,568
Total lease revenue	9,957	7,885	2,072	19,732	15,596	4,136

Property operating expenses
Same-store portfolio	2,416	2,235	181	4,808	4,603	205
Non-same-store portfolio	643	—	643	1,237	—	1,237
Total property operating expenses	3,059	2,235	824	6,045	4,603	1,442

Net operating income
Same-store portfolio	5,687	5,650	37	11,356	10,993	363
Non-same-store portfolio	1,211	—	1,211	2,331	—	2,331
Total net operating income	6,898	5,650	1,248	13,687	10,993	2,694

Adjustments to lease revenue
Straight-line revenue	71	79	(8)	261	411	(150)
Above- and below-market lease amortization, net	204	187	17	408	377	31
Lease incentive amortization	(26)	(26)	—	(52)	(52)	—
Depreciation	(2,886)	(1,631)	(1,255)	(5,743)	(3,266)	(2,477)
Amortization	(2,129)	(1,367)	(762)	(5,029)	(2,789)	(2,240)
General and administrative expenses	(540)	(471)	(69)	(1,077)	(1,025)	(52)
Advisory fees	(932)	(2,401)	1,469	(3,281)	(3,148)	(133)
Interest expense	(2,204)	(1,604)	(600)	(4,348)	(3,289)	(1,059)

Marketable securities
Investment income on marketable securities	249	168	81	482	312	170
Net realized (loss) gain on marketable securities	(49)	654	(703)	976	1,325	(349)
Net unrealized change in fair value of marketable securities	(6,265)	2,229	(8,494)	(9,603)	3,311	(12,914)
Net (loss) income	$(7,609)	$1,467	$(9,076)	$(13,319)	$3,160	$(16,479)

Property Operations

Each of our total lease revenue and total property operating expenses for the three and six months ended June 30, 2022 and 2021 increased compared to those from the same periods in 2021, resulting in an net increase to net operating income. Our total same-store net operating income for the three and six months ended June 30, 2022 and 2021 reflects all properties in the portfolio except The Glenn which we acquired in November 2021. Same-store lease revenue for the six months ended June 30, 2022 increased from the same period in 2021 due in part to an increase in lease revenue of $238 at Heritage Parkway due to a 5-year lease renewal which provided free rent for two months during the 2021 period compared to no free rent during the 2022 period. Further, during the six months ended June 30, 2022, we recognized approximately $80 less in reserves in comparison to the 2021 period at Elston Plaza. Lastly, same-store lease revenue increased from contractually stepped-up rents at several leases across the portfolio, higher rents at The Flats at Carrs Hill for the 2021-2022 school year and higher tenant reimbursements at Miami Industrial Palmetto Lakes. Same-store lease revenue for the three months ended June 30, 2022 increased from the same period in 2021 for the same aforementioned reasons excluding Heritage Parkway as there were no free rent periods during the three months ended June 30, 2022 and 2021. Additionally, two new leases at Anaheim Hills Office Plaza began paying rent as their free rent periods ended, thereby increasing same-store lease revenue by $59 compared to the three months ended June 30, 2021.

Same-store property operating expenses for the six months ended June 30, 2022 increased from the same period in 2021 due to higher landscaping fees, security costs and HVAC costs. These increases were offset by lower snow removal, roof repair and parking lot sweeping costs. Same-store property operating expenses for the three months ended June 30, 2022 increased from the same period in 2021 due to higher landscaping fees, security costs and professional fees, offset by lower snow removal costs and association dues.

Straight-Line Revenue

The decrease in straight-line revenue for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the aforementioned free rent impact at Heritage Parkway combined with increased contractual rents at several properties across the portfolio. This decrease in straight-line rent was partially offset by higher straight-line revenue at Anaheim Hills Office Plaza due to the two new leases at the property, one of which had a free rent period for three months and the other which had a free rent period for two months during the six months ended June 30, 2022. Straight-line revenue for the three months ended June 30, 2022 was immaterially lower than the comparable 2021 period.

Lease Intangible Amortization

During the three and six months ended June 30, 2022 and 2021, the net amount of above- and below-market lease amortization did not change from the same period in 2021. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2022 period compared to the 2021 period due to our acquisition of The Glenn in November 2021.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, legal fees and independent director compensation. The amount for the six months ended June 30, 2022 increased from the same period in 2021 primarily due to higher fund administrator costs. For the three months ended June 30, 2022, our general and administrative expenses were higher than the 2021 period due to income taxes in certain states and higher fund administrator costs, legal fees and audit costs, partially offset by lower amortization expense from common stock grants to our board of directors.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the six months ended June 30, 2022 and 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $1,500 and $2,000, respectively. For the three months ended June 30, 2022 and 2021, we recognized zero and $1,800, respectively, for the performance component of the advisory fee. The decline in the value of our real estate securities portfolio during the three months ended June 30, 2022 contributed to no performance fee component being recognized during this period.

Interest Expense

The higher interest expense for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to the new $66,000 fixed rate loan which we originated in connection with our acquisition of The Glenn in November 2021. Additionally, we incurred slightly higher interest expense on our Wells Fargo line of credit during the three and six months ended June 30, 2022 due to higher weighted average interest rates that more than offset lower weighted average outstanding aggregate balances compared to the 2021 periods. Our total outstanding loan balance as of June 30, 2022 consisted of 78% fixed rate loans and 22% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our Wells Fargo line of credit.

Marketable Securities

The increase in investment income for the three and six months ended June 30, 2022 and 2021 compared to the corresponding 2021 periods is primarily due to a higher investment base. From first quarter 2021 through first quarter 2022, we invested an additional $5,500 into our securities portfolio. In addition, the ongoing adjustments to the portfolio mix allowed realized gains to be reinvested into additional real estate equity securities, further increasing our investment base. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. From early 2021 through early 2022, the equity securities market was generally rising, contributing to our recognition of net realized gains for the six months ended June 30, 2022 and 2021 and for the three months ended June 30, 2021. Beginning in first quarter 2022 and continuing through second quarter 2022, the equity securities market generally declined due to higher interest rates and recession concerns. In line with the overall equity securities market, our real estate securities portfolio posted net realized losses and net unrealized losses of $49 and $6,265, respectively, for the three months ended June 30, 2022.

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

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2022:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$596,800	$26.94	$27.08	$27.04	$27.12	$26.98	$25.08	$26.93	$27.14
Investments in real estate equity securities (2)	28,305	1.28	1.28	1.28	1.29	1.28	1.28	1.28	1.28
Other assets, net	10,274	0.43	0.46	0.49	0.43	0.43	2.32	0.43	0.43
Line of credit	(53,300)	(2.40)	(2.42)	(2.41)	(2.42)	(2.41)	(2.41)	(2.40)	(2.42)
Mortgage loans payable	(191,517)	(8.64)	(8.68)	(8.66)	(8.70)	(8.66)	(8.65)	(8.64)	(8.68)
Other liabilities, net (3)	(9,551)	(0.43)	(0.44)	(0.52)	(0.41)	(0.40)	(0.42)	(0.42)	(0.48)
Net asset value	$381,011	$17.18	$17.28	$17.22	$17.31	$17.22	$17.20	$17.18	$17.27
Note: No Class S shares were outstanding as of June 30, 2022.

(1)  The value of our investments in real estate was approximately 20.5% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 6.2% more than their historical cost.
(3) Other liabilities, net, does not include estimated future trailing fees of $17,765 as of June 30, 2022 that are accrued in accordance with GAAP but are not yet payable. We accrue the maximum amount of future trailing fees payable to our dealer manager at the time of sale for Class A, Class I, Class T, Class T2 and Class S shares. Such future trailing fees are paid monthly for as long as the related shares remain outstanding. Refer to Note 2 in our consolidated financial statements for additional details of the accrual under GAAP. For purposes of calculating our NAV, we will deduct the future trailing fees as and when they are paid.

As of June 30, 2022, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of June 30, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	7.40%	6.50%
Retail properties	6.81%	6.04%
Industrial properties	5.11%	4.12%
Apartment properties	5.69%	4.25%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of June 30, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.8)%	(2.4)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(2.0)%	(4.1)%
Apartment properties	(2.0)%	(3.8)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2022.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$185,012	$8.34	$8.38	$8.37	$8.40	$8.37	$8.35	$8.34	$8.37
Plus:
Unrealized gain on real estate investments	101,375	4.57	4.60	4.58	4.61	4.58	4.58	4.57	4.60
Accumulated depreciation	41,626	1.88	1.89	1.88	1.89	1.88	1.88	1.88	1.89
Accumulated amortization	36,119	1.63	1.64	1.63	1.64	1.63	1.63	1.63	1.64
Deferred costs and expenses, net	21,570	0.97	0.98	0.97	0.98	0.97	0.97	0.97	0.98
Less:
Deferred rent receivable	(4,691)	(0.21)	(0.21)	(0.21)	(0.21)	(0.21)	(0.21)	(0.21)	(0.21)
Net asset value	$381,011	$17.18	$17.28	$17.22	$17.31	$17.22	$17.20	$17.18	$17.27
Note: No Class S shares were outstanding as of June 30, 2022.

The deferred costs and expenses of $21,570 includes amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses includes $17,765 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses includes $4,635 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not yet meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as the war in Ukraine, higher interest rates, inflation and impacts caused by the COVID-19 pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

The COVID-19 pandemic has had, and may continue to have a significant impact on local, national and global economies. Certain independent third-party appraisal firms engaged by our advisor have included additional cautionary language in their respective second quarter 2022 reports related to the uncertain impact of the COVID-19 pandemic on property values.

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

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), non-cash amounts related to straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, the performance component of the advisory fee, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate and the net unrealized change in the fair value of our investments in marketable securities.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(7,609)	$1,467	$(13,319)	$3,160

Real estate related depreciation	2,886	1,631	5,743	3,266
Real estate related amortization	2,129	1,367	5,029	2,789
NAREIT defined FFO	$(2,594)	$4,465	$(2,547)	$9,215
Straight line rents, net	(71)	(79)	(261)	(411)
Amortization of above- and below-market lease intangibles, net	(204)	(187)	(408)	(377)
Amortization of lease incentive	26	26	52	52
Net unrealized change in fair value of investment in marketable securities	6,265	(2,229)	9,603	(3,311)
Performance component of the advisory fee	—	1,800	1,500	2,000
Amortization of restricted stock awards	7	25	31	50
Amortization of deferred financing costs	69	63	137	146
Amortization of discount on note to affiliate	45	44	89	87
AFFO	$3,543	$3,928	$8,196	$7,451

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of June 30, 2022, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $73,338.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association. The Wells Fargo line of credit had a three-year term. In February 2021, we exercised both extension options via an amendment to the Wells Fargo line of credit, thereby extending the maturity date to February 27, 2023. Prior to this maturity date, we expect to amend the Wells Fargo line of credit to further extend the maturity date. There can be no assurance at this time as to the terms any such amendment may contain or that we will be able to amend the existing Wells Fargo line of credit, or, absent such an extension, obtain a replacement line of credit.

The interest rate under the Wells Fargo line of credit is based on the 1-month, 2-month or 3-month LIBOR at our discretion with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. Financial markets are in process of phasing out LIBOR and other interbank offered rates in favor of alternative reference rates. While certain LIBOR rates have already been discontinued, the LIBOR rate applicable to our Wells Fargo line of credit will continue to be published through June 30, 2023, after the maturity of the Wells Fargo line of credit. Consequently, we expect that any new or amended line of credit that we may obtain will be based on an alternative reference rate.

The Wells Fargo line of credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo line of credit up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo line of credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2022, our maximum borrowing capacity was $92,983, our outstanding balance was $53,300 and our weighted average interest rate was 3.55%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2022, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2022. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,074	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,312	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,791	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$191,517

Aggregate future principal payments due on the Wells Fargo line of credit and mortgage loans payable as of June 30, 2022 are as follows:

Year	Amount
Remainder of 2022	$362
2023	65,688
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$244,817

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2022, we owed $103 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2022, we raised $396,791 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2022, our total operating expenses (as defined in our charter) were $10,807, which exceeded the 2%/25% guidelines. Based upon a review of unusual and non-recurring factors, including, but not limited to, our particularly strong performance during this period that resulted in an increased performance component of the advisory fee, our independent directors determined that the excess expenses were justified.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2022 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of June 30, 2022, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2022 and 2021 was $1,092 and $6,351, respectively. The primary reason for the decrease relates to the payment in 2022 of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2020 that was payable in 2021. Excluding the performance component payment, cash flow provided by operating activities during the 2022 period was higher than the 2021 period primarily due to net operating cash flow from The Glenn which we acquired in November 2021. Additionally contributing to higher cash flows from operating activities during the 2022 period were higher rents at certain properties combined with fewer free rent periods in effect during the 2022 period.

Cash flow used in investing activities during the six months ended June 30, 2022 and 2021 was $1,079 and $597, respectively, primarily for building improvements and tenant improvements at various properties.

Cash flow used in financing activities was $1,793 for the six months ended June 30, 2022. We received proceeds of $39,025 in our offerings and paid $1,742 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2022 were $4,122. Additionally, we processed redemptions during the six months ended June 30, 2022 that resulted in payments by us of $5,599, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $35,000 against our outstanding balance on the Wells Fargo line of credit. We borrowed $6,000 from our Wells Fargo line of credit during the six months ended June 30, 2022. Additionally, we made principal payments on three of our property specific mortgage loans totaling $355 during the six months ended June 30, 2022.

Cash flow used in financing activities was $4,709 for the six months ended June 30, 2021. We received proceeds of $23,663 in our offerings and paid $1,283 in offering costs. Cash distributions to stockholders paid during the six months ended June 30, 2021 were $2,790. Additionally, we processed redemptions during the six months ended June 30, 2021 that resulted in payments by us of $5,064, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $19,800 against our outstanding balance on the Wells Fargo line of credit. We borrowed $1,000 from our Wells Fargo line of credit during the six months ended June 30, 2021. Additionally, we made principal payments of $180 on two of our property specific mortgage loans during the six months ended June 30, 2021. Lastly, we paid $255 in financing costs to extend our Wells Fargo line of credit.

Distributions

Our board of directors authorized and we declared daily cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. Shown below are details of the distributions:

	Three Months Ended		Six Months Ended June 30, 2022
	March 31, 2022	June 30, 2022
Distributions:
Declared daily distribution rate, before adjustment for class-specific fees	$0.00230945	$0.00239004
Distributions paid or payable in cash	$2,020	$2,217	$4,237
Distributions reinvested	2,210	2,464	4,674
Distributions declared	$4,230	$4,681	$8,911

Net cash (used in) provided by Operating Activities:	$(3,844)	$4,936	$1,092

Funds From Operations:	$47	$(2,594)	$(2,547)

For the six months ended June 30, 2022, our distributions were covered 12.3% by cash flow from operations and 87.7% by borrowings as the cash flow from operations was negatively impacted by the annual payment of directors and officers insurance and payment of the 2021 performance component of the advisory fee. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo line of credit, from the proceeds of our offering or any other source.

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

As a daily NAV REIT, our board of directors has historically authorized distributions to our stockholders with a daily record date, and we have historically accrued distributions daily and reduced our NAV for such accruals daily. Beginning July 1, 2022, while we will remain a daily NAV REIT allowing for daily purchases and redemptions of shares of our common stock, we expect that distributions to our stockholders will be authorized and declared with a single record date for each month rather than with daily record dates. Accordingly, distributions for each month will be accrued and thus reduce our NAV by such accrual once per month on the business day after the record date. In connection therewith, on July 1, 2022, we declared distributions for the month of July 2022 in the gross amount of $0.075 per share for each class of common stock. Such distribution was payable on August 1, 2022 to stockholders of record on July 29, 2022. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of June 30, 2022, we had no unfulfilled redemption requests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of June 30, 2022, we had $53,300 outstanding under our Wells Fargo line of credit bearing interest at approximately 3.55%, representing approximately a 38.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $267 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions. Since the COVID-19 pandemic began, it has caused, and may cause in the future, significant disruption in the financial markets due to uncertainties around the actual and perceived impacts on global, national and local economies. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2022, we owned marketable securities with a value of $28,305. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2022 would result in a change of $2,830 to the unrealized gain on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2022, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Between May 11, 2022 and August 10, 2022, we completed the sale of 234,193 shares of our Class D Shares for an aggregate purchase price of approximately $4,076. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received commissions of approximately $1 in connection with the transactions described herein.

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

Three Months Ended June 30, 2022	Shares	Weighted Average Share Price
Class A	90,254	$17.35
Class I	76,075	17.47
Class T	25,156	17.43
Class D	25,667	17.34
Class N	9,503	17.47
Class M-I	—	—
Class T2	14,188	17.35

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of June 30, 2022, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2022	125,031	$17.48	125,031	(1)
May 1 - May 31, 2022	59,185	17.36	59,185	(1)
June 1 - June 30, 2022	56,627	17.27	56,627	(1)
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

Date: August 11, 2022