Form 10-Q
period 2022-09-30
RREEF Property Trust, Inc.
filed 2022-11-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 9, 2022, the registrant had 4,396,815 shares of Class A common stock, $.01 par value, outstanding, 13,432,989 shares of Class I common stock, $.01 par value, outstanding, 359,840 shares of Class T common stock, $.01 par value, outstanding, 3,183,314 shares of Class D common stock, $.01 par value, outstanding, 658,612 shares of Class N common stock, $.01 par value, outstanding, 298,362 shares of Class M-I common stock, $.01 par value, outstanding, 417,304 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Investment in real estate assets:
Land	$135,169	$135,169
Buildings and improvements, less accumulated depreciation of $43,101 and $35,225, respectively	260,763	267,826
Furniture, fixtures and equipment, less accumulated depreciation of $1,415 and $658, respectively	2,645	3,226
Acquired intangible lease assets, less accumulated amortization of $42,010 and $35,976, respectively	24,977	31,011
Total investment in real estate assets, net	423,554	437,232
Investment in marketable securities	25,311	36,825
Total investment in real estate assets and marketable securities, net	448,865	474,057
Cash and cash equivalents	6,698	7,131
Receivables, net of allowance for doubtful accounts of $41 and $22, respectively	7,026	6,113
Deferred leasing costs, net of amortization of $1,915 and $1,559, respectively	2,328	2,673
Prepaid and other assets	2,040	1,641
Total assets	$466,957	$491,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$41,747	$82,152
Mortgage loans payable, net	190,577	191,001
Accounts payable and accrued expenses	4,795	3,503
Due to affiliates	19,778	22,921
Note to affiliate, net of unamortized discount of $507 and $642, respectively	4,876	4,741
Acquired below market lease intangibles, less accumulated amortization of $6,734 and $6,090, respectively	11,831	12,475
Distributions payable	716	627
Other liabilities	1,978	2,444
Total liabilities	276,298	319,864
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,392,192 and 4,105,093 issued and outstanding, respectively	43	41
Class D common stock, 3,139,893 and 2,162,181 issued and outstanding, respectively	31	22
Class I common stock, 13,602,088 and 12,195,381 issued and outstanding, respectively	136	122
Class M-I common stock, 286,403 and 152,584 issued and outstanding, respectively	3	1
Class N common stock, 651,168 and 270,652 issued and outstanding, respectively	7	3
Class S common stock, none issued	—	—
Class T common stock, 386,696 and 770,097 issued and outstanding, respectively	4	8
Class T2 common stock, 381,214 and 105,435 issued and outstanding, respectively	3	1
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	287,169	238,275
Deficit	(96,738)	(66,723)
Total stockholders' equity	190,659	171,751
Total liabilities and stockholders' equity	$466,957	$491,615
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Property related income	$10,295	$8,112	$30,644	$24,444
Investment income on marketable securities	367	178	849	490
Total revenues	10,662	8,290	31,493	24,934
Expenses
General and administrative expenses	541	450	1,618	1,475
Property operating expenses	3,138	2,249	9,183	6,852
Advisory fees	482	2,073	3,763	5,221
Depreciation	2,890	1,629	8,633	4,895
Amortization	1,250	1,324	6,279	4,113
Total operating expenses	8,301	7,725	29,476	22,556
Net realized (loss) gain upon sale of marketable securities	(724)	1,209	252	2,534
Net unrealized change in fair value of investment in marketable securities	(2,570)	(895)	(12,173)	2,416
Operating (loss) income	(933)	879	(9,904)	7,328
Interest expense	(2,302)	(1,544)	(6,650)	(4,833)
Net (loss) income	$(3,235)	$(665)	$(16,554)	$2,495

Basic and diluted net (loss) income per share of Class A common stock	$(0.13)	$(0.04)	$(0.76)	$0.16
Basic and diluted net (loss) income per share of Class I common stock	$(0.14)	$(0.04)	$(0.77)	$0.15
Basic and diluted net (loss) income per share of Class T common stock	$(0.13)	$(0.04)	$(0.78)	$0.15
Basic and diluted net (loss) income per share of Class D common stock	$(0.16)	$(0.04)	$(0.78)	$0.15
Basic and diluted net (loss) income per share of Class N common stock	$(0.16)	$(0.04)	$(0.78)	$0.15
Basic and diluted net (loss) income per share of Class M-I common stock	$(0.19)	$(0.06)	$(0.82)	$0.06
Basic and diluted net (loss) income per share of Class T2 common stock	$(0.19)	$(0.06)	$(0.81)	$0.06
Basic and diluted net (loss) per share of Class Z common stock	$(0.15)	$—	$(0.79)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	1,079,418	11	18,334	—	18,345
Issuance of common stock through the distribution reinvestment plan	—	—	129,394	1	2,209	—	2,210
Redemption of common stock	—	—	(87,582)	(1)	(1,474)	—	(1,475)
Distributions to investors	—	—	—	—	—	(4,230)	(4,230)
Offering costs	—	—	—	—	(1,557)	—	(1,557)
Equity based compensation	—	—	1,690	—	24	—	24
Net loss	—	—	—	—	—	(5,710)	(5,710)
Balance, March 31, 2022	—	$—	20,959,343	$210	$255,811	$(76,663)	$179,358
Issuance of common stock	—	—	1,214,143	10	21,251	—	21,261
Issuance of common stock through the distribution reinvestment plan	—	—	141,820	1	2,463	—	2,464
Redemption of common stock	—	—	(240,843)	(1)	(4,175)	—	(4,176)
Distributions to investors	—	—	—	—	—	(4,681)	(4,681)
Offering costs	—	—	—	—	(1,612)	—	(1,612)
Equity based compensation	—	—	449	—	7	—	7
Net loss	—	—	—	—	—	(7,609)	(7,609)
Balance, June 30, 2022	—	$—	22,074,912	$220	$273,745	$(88,953)	$185,012
Issuance of common stock	—	—	912,170	9	15,931	—	15,940
Issuance of common stock through the distribution reinvestment plan	—	—	139,096	1	2,409	—	2,410
Redemption of common stock	—	—	(211,958)	(2)	(3,664)	—	(3,666)
Distributions to investors	—	—	—	—	—	(4,550)	(4,550)
Offering costs	—	—	—	—	(1,260)	—	(1,260)
Equity based compensation	—	—	434	—	8	—	8
Net loss	—	—	—	—	—	(3,235)	(3,235)
Balance, September 30, 2022	—	$—	22,914,654	$228	$287,169	$(96,738)	$190,659
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,554)	$2,495
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,633	4,895
Net realized gain upon sale of marketable securities	(252)	(2,534)
Net unrealized change in fair value of marketable securities	12,173	(2,416)
Share based compensation	39	76
Amortization of intangible lease assets and liabilities	5,746	3,629
Amortization of deferred financing costs	207	209
Straight line rent	(274)	(493)
Amortization of discount on note to affiliate	135	130
Changes in assets and liabilities:
Receivables, net	(112)	160
Deferred leasing costs	(62)	(238)
Prepaid and other assets	(405)	(147)
Accounts payable and accrued expenses	1,479	969
Other liabilities	(454)	(213)
Due to affiliates	(5,020)	3,443
Net cash provided by operating activities	5,279	9,965
Cash flows from investing activities:
Improvements to real estate assets	(1,195)	(460)
Investment in marketable securities	(27,774)	(16,635)
Proceeds from sale of marketable securities	27,344	13,636
Net cash used in investing activities	(1,625)	(3,459)
Cash flows from financing activities:
Proceeds from line of credit	6,000	1,000
Repayment of line of credit	(46,500)	(44,700)
Repayment of mortgage loans payable	(536)	(327)
Proceeds from issuance of common stock	55,020	52,151
Payment of financing costs	—	(255)
Payment of offering costs	(2,542)	(1,926)
Distributions to investors	(6,289)	(4,444)
Redemption of common stock	(9,240)	(5,974)
Net cash used in financing activities	(4,087)	(4,475)
Net (decrease) increase in cash and cash equivalents	(433)	2,031
Cash and cash equivalents, beginning of period	7,131	4,133
Cash and cash equivalents, end of period	$6,698	$6,164
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2022	2021
Distributions declared and unpaid	$716	$565
Common stock issued through the distribution reinvestment plan	7,084	4,471
Purchases of marketable securities not yet paid	91	175
Proceeds from sale of marketable securities not yet received	59	179
Proceeds from issuance of common stock not yet received	659	828
Redemption of common stock not yet paid	77	—
Accrued offering costs not yet paid	3,112	2,084
Capital expenditures not yet paid	97	528

Supplemental Cash Flow Disclosures:
Interest paid	$6,237	$4,518

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

On January 8, 2020, the Company commenced its second follow-on public offering, which is currently ongoing (the “Second Follow-On Public Offering”). In the Second Follow-On Public Offering, the Company is offering to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 9). Class N shares can only be acquired via (a) conversion from Class T shares in accordance with the provisions of Class T shares, and (b) thereafter via the Company’s distribution reinvestment plan. The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 8.

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
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2022. The interim financial data as of September 30, 2022 and for the three and nine months ended September 30, 2022 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of September 30, 2022 and December 31, 2021, none of the Company's real estate investments were impaired.

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
September 30, 2022
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2022 and December 31, 2021, the Company has accrued $18,230 and $16,343, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
information about the tenant of which the entity may be aware. The Company is closely monitoring its tenants in light of the ongoing coronavirus pandemic. As of September 30, 2022, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Risks and Uncertainties

As of September 30, 2022 and December 31, 2021, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

Through September 30, 2022, the Company had not incurred significant disruptions from the COVID-19 pandemic. Nonetheless, the extent to which the COVID-19 pandemic impacts the Company's investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence and may affect the Company’s ability to make distributions to its stockholders, service its debt, or meet other financial obligations. Among the cash on hand, ongoing net capital raise and availability under the Company's line of credit, the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. Generally, ASU 2020-04 allows an entity to not re-assess certain aspects of the contract or hedge modification thereby allowing the contract or hedge accounting to be similar to how such contract or hedge was accounted for prior to the reference rate reform. While the adoption of any of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
expedients is optional at any time through December 31, 2022, if an entity were to adopt any of the optional expedients, then such expedient must be applied consistently to all similar contracts. The Company's line of credit has an interest rate that is based on LIBOR and the Company does not have any hedging relationships. The Company's line of credit matures on February 27, 2023. Based on authoritative announcements, LIBOR, for the durations which apply to the Company's line of credit, will continue to be published until June 30, 2023. As the Company's line of credit matures prior to such date, the Company expects to amend its line of credit prior to its maturity to further extend its maturity date, and in connection therewith the Company expects the interest rate within such amended line of credit to be based on an alternative reference rate. Consequently, the Company currently does not expect ASU 2020-04 to have a material impact on its consolidated financial statements.

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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at September 30, 2022 and December 31, 2021 approximated its fair value of $41,800 and $82,300, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $179,718 and $193,636 as of September 30, 2022 and December 31, 2021, respectively, with the decrease in fair value attributable to higher market interest rates and not due to valuation reductions for the encumbered properties. If the valuation of the Company's properties as of September 30, 2022 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,430 and $4,350 as of September 30, 2022 and December 31, 2021, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of September 30, 2022 and December 31, 2021.

				Range
	Fair Value at September 30, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$41,800	Discounted cash flow	Loan to value	25.0%	25.0%	25.0%
			Market interest rate	4.61%	4.61%	4.61%
Mortgage Loans Payable	179,718	Discounted cash flow	Loan to value	22.3%	56.3%	44.2%
			Market interest rate	5.70%	6.37%	6.02%
Note to Affiliate	4,430	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	6.50%	6.50%	6.50%

				Range
	Fair Value at December 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$82,300	Discounted cash flow	Loan to value	51.5%	51.6%	51.5%
			Market interest rate	1.71%	1.71%	1.71%
Mortgage Loans Payable	193,636	Discounted cash flow	Loan to value	30.1%	57.8%	46.3%
			Market interest rate	2.50%	4.05%	3.20%
Note to Affiliate	4,350	Discounted cash flow	Loan to value	NA	NA	NA
			Market interest rate	4.50%	4.50%	4.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS

The Company acquired no real estate property during the nine months ended September 30, 2022 and 2021.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2022, the Company owned 15 properties with a total of 59 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
two apartment properties (including one student housing property). As of September 30, 2021, the Company owned 14 properties with a total of 59 commercial leases comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease revenue [1]	$10,105	$7,869	$29,837	$23,465
Straight-line revenue	13	82	274	493
Above- and below-market lease amortization, net	204	188	612	565
Lease incentive amortization	(27)	(27)	(79)	(79)
Property related income	$10,295	$8,112	$30,644	$24,444
(1) Lease revenue includes $1,306 and $1,090 of variable income from tenant reimbursements for the three months ended September 30, 2022 and 2021, respectively and $3,965 and $3,725 of variable income from tenant reimbursements for the nine months ended September 30, 2022 and 2021, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of September 30, 2022 are as follows:

Year	Amount
2022 - remainder of year	$5,825
2023	20,282
2024	16,744
2025	15,805
2026	14,431
Thereafter	35,263
$108,350
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $8,275 of lease revenue for the nine months ended September 30, 2022.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
The Glenn, Centennial, CO	18.1%	17.7%
Providence Square, Marietta, GA	10.7	11.2
Seattle East Industrial, Redmond, WA	10.5	10.6
Total	39.3%	39.5%

	Percent of property related income
Tenant	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
FedEx Ground - Seattle East Industrial	10.5%	10.6%
Total	10.5%	10.6%

	Percent of property related income
Property	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Seattle East Industrial, Redmond, WA	13.3%	13.3%
Providence Square, Marietta, GA	12.5	13.8
Flats at Carrs Hill, Athens, GA	11.3	11.0
Eston Plaza, Chicago, IL	10.9	9.9
Total	48.0%	48.0%

	Percent of property related income
Tenant	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
FedEx Ground - Seattle East Industrial	13.3%	13.3%
Total	13.3%	13.3%
The Company's tenants representing more than 10% of in-place annualized base rental revenues were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2022	September 30, 2021
FedEx Ground - Seattle East Industrial	11.2%	14.7%
Orbital ATK Inc. - Loudoun Gateway	9.2	11.7
Total	20.4%	26.4%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Marketable securities—cost	$26,223	$25,564
Unrealized gains	1,558	11,280
Unrealized losses	(2,470)	(19)
Net unrealized (loss) gain	(912)	11,261
Marketable securities—fair value	$25,311	$36,825

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2022 and 2021, marketable securities sold generated proceeds of $7,630 and $5,272, respectively, resulting in gross realized gains of $510 and $1,238, respectively, and gross realized losses of $1,234 and $29, respectively. During the nine months ended September 30, 2022 and 2021, marketable securities sold generated proceeds of $27,361 and $13,726, respectively, resulting in gross realized gains of $2,850 and $2,605, respectively, and gross realized losses of $2,598 and $71, respectively.

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

The interest rate under the Wells Fargo Line of Credit is based on the 1-month, 2-month or 3-month LIBOR (at the Company's discretion) with a spread of 160 to 180 basis points depending on the debt yield as defined in the agreement. The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $200,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. As of September 30, 2022, the outstanding balance under the Wells Fargo Line of Credit was $41,800 and the weighted average interest rate was 4.61%. As of December 31, 2021, the outstanding balance was $82,300 and the weighted average interest rate was 1.71%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2022, the Company's maximum borrowing capacity was $92,983.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times and that the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of September 30, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2022 and December 31, 2021.

	Balance at
Lender	September 30, 2022	December 31, 2021
Wells Fargo	$41,800	$82,300
Deduct: Deferred financing costs, less accumulated amortization	(53)	(148)
Line of credit, net	$41,747	$82,152

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2022 and December 31, 2021.

		Balance at
Lender	Encumbered Property	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,004	$12,213	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,230	17,470	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,762	6,849	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$191,336	$191,872
Deduct: Deferred financing costs, less accumulated amortization		(759)	(871)
Mortgage loans payable, net		$190,577	$191,001

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2022 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2022	$181
2023	54,188
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$233,136

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
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company's consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions. The Company considers an estimated performance component as of September 30, 2022 to be probable and recognized a performance component during the three and nine months ended September 30, 2022 and 2021 in the Company's consolidated financial statements. The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed component	$983	$683	$2,764	$1,831
Performance component	(500)	1,390	1,000	3,390
	$483	$2,073	$3,764	$5,221

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

For the three months ended September 30, 2022 and 2021, RREEF America incurred $73 and $58 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2022 and 2021, RREEF America incurred $225 and $171 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2022 and December 31, 2021, the Company had a payable to RREEF America of $50 and $71, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
Commencement Date"). As of September 30, 2022, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended September 30, 2022 and 2021, the Company amortized $46 and $43, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2022 and 2021, the Company amortized $135 and $130, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Second Follow-On Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Follow-On Public Offering and the Second Follow-On Public Offering. As of September 30, 2022 and December 31, 2021, the Company has accrued $174 and $160, respectively, in Trailing Fees currently payable to the Dealer Manager, and $18,230 and $16,343, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2022 and 2021, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $106 and $70, respectively. For the nine months ended September 30, 2022 and 2021, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $320 and $149, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended September 30, 2022 and 2021, the Dealer Manager incurred $2 and $9 respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2022 and 2021, the Dealer Manager incurred $78 and $28, respectively, in such costs on behalf of the Company. As of September 30, 2022 and December 31, 2021, the Company had zero and $15, respectively, of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2022, estimated accrued Trailing Fees payable in the future of $2,483.
For the Follow-On Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of September 30, 2022, estimated accrued Trailing Fees payable in the future of $6,921.
For the Second Follow-On Public Offering, as of September 30, 2022, the Company raised $124,944 in gross proceeds and incurred $13,332 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $8,826.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2022, total operating expenses of the Company were $9,307, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, the Company owed its affiliates the following amounts:

	September 30, 2022	December 31, 2021
Reimbursable under the Advisory Agreement	$50	$71
Reimbursable under the Dealer Manager Agreement	—	15
Advisory fees	1,324	6,332
Accrued Trailing Fees	18,404	16,503
Due to affiliates	$19,778	$22,921

Note to Affiliate	$5,383	$5,383
Unamortized discount	(507)	(642)
Note to Affiliate, net of unamortized discount	$4,876	$4,741

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
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

Class N shares are not sold in the primary portion of the Second Follow-On Public Offering. Class N shares will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and nine months ended September 30, 2022, 60,705 and 393,474 Class T shares were converted to 60,735 and 393,261 Class N shares, respectively. For the three and nine months ended September 30, 2021, 21,446 and 75,382 Class T shares were converted to 21,460 and 75,403 Class N shares, respectively.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
Stock Issuance

During the nine months ended September 30, 2022 and 2021, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Nine months Ended September 30, 2022		Nine months Ended September 30, 2021
	No. of shares	Amount	No. of shares	Amount
Class A Shares	364,837	$6,356	265,910	$4,083
Class D Shares	1,010,630	17,465	1,596,187	24,135
Class I Shares	1,385,014	23,877	1,425,220	21,554
Class M-I Shares	118,894	2,051	59,715	903
Class N Shares converted from Class T Shares, net	(213)	—	21	—
Class T Shares	40,802	731	75,758	1,178
Class T2 Shares	285,767	5,066	65,549	1,038
Total	3,205,731	$55,546	3,488,360	$52,891
There were no Class S Shares issued as of September 30, 2022.

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

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares. The redemption price per share is equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter will be limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of the Company's NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
applies are equal to or less than 4% of the Company's NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.

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

During the three and nine months ended September 30, 2022 and 2021, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts. The Company fulfilled all of the redemption requests received during the periods shown.

Three Months Ended September 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	35,225	$17.30	$602
Class I	78,745	17.36	1,366
Class T	7,990	17.40	139
Class D	82,531	17.38	1,429
Class N	7,467	17.35	130
Class M-I	—	—	—
Class T2	—	—	—

Nine Months Ended September 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	152,671	$17.24	$2,620
Class I	209,516	17.27	3,615
Class T	37,142	17.37	644
Class D	108,204	17.37	1,873
Class N	18,662	17.38	324
Class M-I	—	—	—
Class T2	14,188	17.35	241

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
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
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Stock Awards	Class D Shares*	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,722	$17.44	7,018	$14.48
Changes during the period:
Granted	—	—	1,722	17.44
Vested	—	—	(7,018)	14.48
Forfeited	—	—	—	—
Outstanding, end of period	1,722	17.44	1,722	17.44

Amount included in general and administrative expenses	$8		$39
*After conversion from Class I Shares.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and nine months ended September 30, 2022 and 2021.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended September 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(722)	$(2,237)	$(71)	$(495)	$(101)	$(44)	$(53)	$(12)
Allocation of performance fees	150	313	17	29	3	(6)	(7)	1
Total numerator	$(572)	$(1,924)	$(54)	$(466)	$(98)	$(50)	$(60)	$(11)
Denominator - weighted average number of common shares outstanding	4,339,952	13,442,026	428,992	2,971,705	608,020	263,050	315,882	75,000

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Basic and diluted net loss per share:	$(0.13)	$(0.14)	$(0.13)	$(0.16)	$(0.16)	$(0.19)	$(0.19)	$(0.15)

	Nine Months Ended September 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(3,079)	$(9,411)	$(427)	$(1,950)	$(329)	$(147)	$(157)	$(54)
Allocation of performance fees	(152)	(601)	(30)	(152)	(23)	(19)	(18)	(5)
Total numerator	$(3,231)	$(10,012)	$(457)	$(2,102)	$(352)	$(166)	$(175)	$(59)
Denominator - weighted average number of common shares outstanding	4,247,083	12,979,481	588,886	2,690,101	453,442	202,056	217,044	75,000
Basic and diluted net loss per share:	$(0.76)	$(0.77)	$(0.78)	$(0.78)	$(0.78)	$(0.82)	$(0.81)	$(0.79)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2
Basic and diluted net income per share:
Allocation of net income before performance fee	$157	$473	$40	$48	$3	$2	$1
Allocation of performance fees	(297)	(913)	(77)	(88)	(6)	(5)	(3)
Total numerator	$(140)	$(440)	$(37)	$(40)	$(3)	$(3)	$(2)
Denominator - weighted average number of common shares outstanding	3,817,929	11,462,833	972,638	1,173,455	76,381	47,982	33,158
Basic and diluted net income per share:	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.06)	$(0.06)

	Nine Months Ended September 30, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2
Basic and diluted net income per share:
Allocation of net income before performance fee	$1,334	$3,951	$348	$217	$22	$8	$4
Allocation of performance fees	(753)	(2,292)	(197)	(124)	(13)	(7)	(3)
Total Numerator	$581	$1,659	$151	$93	$9	$1	$1
Denominator - weighted average number of common shares outstanding	3,709,757	10,986,779	966,636	602,545	61,095	22,001	11,527
Basic and diluted net income per share:	$0.16	$0.15	$0.15	$0.15	$0.15	$0.06	$0.06

NOTE 11 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013. Distributions for each month are payable on the first business day following the record date. Any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
per share NAV of the same class determined at the close of business on the first business day following the record date.

Prior to July 1, 2022, the Company authorized and paid distributions based on daily record dates with a daily distribution amount, and disclosed such daily distribution amount (before adjustment for class-specific expenses) in the table below. On July 1, 2022, the Company changed its distribution policy to authorize distributions monthly based on a single record date in the month. The table below shows the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period.

	Three Months Ended			Nine Months Ended September 30, 2022
	March 31, 2022	June 30, 2022	September 30, 2022
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364	$0.22499034
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$6,377
Distributions reinvested	2,210	2,464	2,410	7,084
Distributions declared	$4,230	$4,681	$4,550	$13,461
Class A Shares issued upon reinvestment	27,036	28,747	27,308	83,091
Class I Shares issued upon reinvestment	75,809	80,232	76,719	232,760
Class T Shares issued upon reinvestment	2,447	2,114	1,852	6,413
Class D Shares issued upon reinvestment	20,428	25,795	26,490	72,713
Class N Shares issued upon reinvestment	1,565	2,141	2,211	5,917
Class M-I Shares issued upon reinvestment	1,224	1,614	2,378	5,216
Class T2 Shares issued upon reinvestment	885	1,177	2,138	4,200
	Three Months Ended			Nine Months Ended September 30, 2021
	March 31, 2021	June 30, 2021	September 30, 2021
Declared distribution amount per share, before adjustment for class-specific fees	$0.17734500	$0.18261880	$0.19181264
Distributions paid or payable in cash	$1,337	$1,526	$1,703	$4,566
Distributions reinvested	1,374	1,429	$1,668	4,471
Distributions declared	$2,711	$2,955	$3,371	$9,037
Class A Shares issued upon reinvestment	23,374	23,507	25,173	72,054
Class I Shares issued upon reinvestment	66,027	66,872	71,425	204,324
Class T Shares issued upon reinvestment	3,832	3,377	3,352	10,561
Class D Shares issued upon reinvestment	643	370	6,105	7,118
Class N Shares issued upon reinvestment	476	627	798	1,901
Class M-I Shares issued upon reinvestment*	—	205	414	619
Class T2 Shares issued upon reinvestment*	—	2	142	144
*Class M-I and Class T2 Shares were initially issued in May 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended			Nine Months Ended September 30, 2022
	March 31, 2022	June 30, 2022	September 30, 2022
Class A	$786	$837	$786	$2,409
Class I	2,610	2,853	$2,726	8,189
Class T	139	121	$80	340
Class D	540	666	$679	1,885
Class N	74	103	$137	314
Class M-I	36	44	$61	141
Class T2	28	39	$64	131
Class Z	17	18	$17	52
Distributions declared	$4,230	$4,681	$4,550	$13,461

	Three Months Ended			Nine Months Ended September 30, 2021
	March 31, 2021	June 30, 2021	September 30, 2021
Class A	$601	$617	$672	$1,890
Class I	1,933	2,031	2,242	6,206
Class T	159	163	172	494
Class D	9	127	253	389
Class N	9	13	16	38
Class M-I*	—	4	10	14
Class T2*	—	—	6	6
Class Z**	—	—	—	—
Distributions declared	$2,711	$2,955	$3,371	$9,037
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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for the three months ended September 30, 2022 and 2021, respectively. Net worth and similar taxes paid to certain

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)
states where the Company owns real estate properties were $25 and $25 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 13 — SEGMENT INFORMATION

For three and nine months ended September 30, 2022 and 2021, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2022 and December 31, 2021 and net income (loss) for the three and nine months ended September 30, 2022 and 2021.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2022	$423,554	$25,311	$448,865
Receivables	6,196	152	6,348
Deferred leasing costs	2,328	—	2,328
Prepaid and other assets	904	—	904
Subtotal	$432,982	$25,463	$458,445

Reconciliation to total assets of September 30, 2022
Carrying value per reportable segments			$458,445
Other assets			8,512
Total assets			$466,957

Carrying value as of December 31, 2021	$437,232	$36,825	$474,057
Receivables	5,830	112	5,942
Deferred leasing costs	2,673	—	2,673
Prepaid and other assets	534	—	534
Subtotal	$446,269	$36,937	$483,206

Reconciliation to total assets of December 31, 2021
Carrying value per reportable segments			$483,206
Other assets			8,409
Total assets			$491,615

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2022	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$10,295	$—	$10,295
Investment income on marketable securities	—	367	367
Total revenues	10,295	367	10,662
Segment operating expenses	3,138	9	3,147
Net realized loss upon sale of marketable securities	—	(724)	(724)
Net unrealized change in fair value of investment in marketable securities	—	(2,570)	(2,570)
Operating income (loss) - segments	$7,157	$(2,936)	$4,221

Three Months Ended September 30, 2021
Property related income	$8,112	$—	$8,112
Investment income on marketable securities	—	178	178
Total revenues	8,112	178	8,290
Segment operating expenses	2,249	9	2,258
Net realized gain upon sale of marketable securities	—	1,209	1,209
Net unrealized change in fair value of investment in marketable securities	—	(895)	(895)
Operating income - segments	$5,863	$483	$6,346

		Three Months Ended September 30,
Reconciliation to net (loss) income		2022	2021
Operating income - segments		$4,221	$6,346
General and administrative expenses		(532)	(441)
Advisory expenses		(482)	(2,073)
Depreciation		(2,890)	(1,629)
Amortization		(1,250)	(1,324)
Operating (loss) income		(933)	879
Interest expense		(2,302)	(1,544)
Net loss		$(3,235)	$(665)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2022
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2022	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$30,644	$—	$30,644
Investment income on marketable securities	—	849	849
Total revenues	30,644	849	31,493
Segment operating expenses	9,183	25	9,208
Net realized gain upon sale of marketable securities	—	252	252
Net unrealized change in fair value of investment in marketable securities	—	(12,173)	(12,173)
Operating income (loss) - segments	$21,461	$(11,097)	$10,364

Nine Months Ended September 30, 2021
Property related income	$24,444	$—	$24,444
Investment income on marketable securities	—	490	490
Total revenues	24,444	490	24,934
Segment operating expenses	6,852	26	6,878
Net realized gain upon sale of marketable securities	—	2,534	2,534
Net unrealized change in fair value of investment in marketable securities	—	2,416	2,416
Operating income - segments	$17,592	$5,414	$23,006

		Nine Months Ended September 30,
Reconciliation to net (loss) income		2022	2021
Operating income - segments		$10,364	$23,006
General and administrative expenses		(1,593)	(1,449)
Advisory expenses		(3,763)	(5,221)
Depreciation		(8,633)	(4,895)
Amortization		(6,279)	(4,113)
Operating (loss) income		(9,904)	7,328
Interest expense		(6,650)	(4,833)
Net (loss) income		$(16,554)	$2,495

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
September 30, 2022
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

NOTE 16 — SUBSEQUENT EVENTS

On October 27, 2022, the Company acquired a 100% interest in the Class D, Class X2-A and Class X2-B certificates issued through securitization of an approximate $1,200,000 pool of fixed-rate mortgages secured by multifamily properties for a total investment of approximately $30,900, excluding closing costs.

On October 28, 2022, the Company declared a distribution of $0.07498 per share before adjustment for class-specific expenses payable on October 31, 2022 to stockholders of record on October 28, 2022.

On October 31, 2022, the Company announced the appointment of Gregg A. Gonsalves to the Company's board of directors and the audit committee of the board of directors. Additionally, the Company announced that M. Peter Steil, Jr. resigned from the Company's board of directors, effective November 9, 2022.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831. Our follow-on public offering commenced in July 12, 2016, through which we raised a total of $132,994. On January 8, 2020, our second follow-on offering commenced, through which we have raised $124,944 as of September 30, 2022. We have registered for sale in our second follow-on offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock (the "Second Follow-On Public Offering").

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2022, we owned 15 properties diversified across geography and sector, including one medical office property and one student housing property (a subset of apartment). Excluding our apartment properties with leases that roll over approximately every year, as of September 30, 2022, our weighted average remaining lease term for active leases was 3.8 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2022:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	7	86.1
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive	Dedham, MA	64,127	2	100.0
Office Total		334,267	11	96.9
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	11	95.7
Providence Square(4)	Marietta, GA	222,805	25	98.9
Retail Total		442,591	42	97.1
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Apartment Properties
The Flats at Carrs Hill	Athens, GA	135,864	138	100.0
The Glenn	Centennial, CO	274,688	306	94.4
Apartment Total		410,552	444	98.5
Grand Total		1,947,560	59/444	98.4%

(1) Leased percentage is based on executed leases as of September 30, 2022, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2022, our real estate equity securities portfolio consisted of publicly-traded common stock of 32 REITs with a value of $25,311. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of September 30, 2022:

Marketable Securities Portfolio Diversification

Residential: 21.4%
Data Centers: 9.0%
Healthcare: 8.7%
Hotels: 2.4%
Industrial: 16.2%
Net Lease: 13.0%
Office: 2.5%
Regional Malls: 1.4%
Retail: 5.6%
Self Storage: 11.2%
Towers: 1.5%
Specialty: 7.1%

As of September 30, 2022, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	8.4%
Equinix, Inc.	Data Centers	8.1
Public Storage	Self Storage	7.7
AvalonBay Communities, Inc.	Residential	6.9
Realty Income Corporation	Net Lease	5.3
Mid-America Apartment Communities, Inc.	Residential	5.0
VICI Properties Inc	Specialty	4.4
Agree Realty Corporation	Net Lease	4.3
American Homes 4 Rent Class A	Residential	4.0
Life Storage, Inc.	Self Storage	3.5
Total		57.6%

Real Estate Loan Portfolio

Subsequent to quarter end, on October 27 2022, we purchased our first real estate loan investment, a 100%

interest in the Class D, Class X2-A and Class X2-B certificates issued through securitization of an approximate $1,200,000 pool of fixed-rate mortgages secured by multifamily properties for a total investment of approximately $30,900, excluding closing costs. We purchased this investment with funds borrowed from our Wells Fargo line of credit.

Market Outlook

The capital markets were volatile in the third quarter of 2022 as the Federal Reserve hiked short-term interest rates aggressively in a battle to contain inflation hovering near 40-year highs. As 10-year Treasury yields approached 4%, up from 1.5% at the beginning of the year, bond and equity prices tumbled, down 15%-20% year-to-date based on Bloomberg data in October 2022. Real Capital Analytics reported in September 2022 that real estate prices, which had climbed in the first half of the year, ultimately stalled against this difficult financial backdrop. However, we believe underlying fundamentals remained robust. According to the National Council of Real Estate Fiduciaries (“NCREIF”) in September 2022, vacancy rates fell to a new all-time low (since records began in 1988) of 5.3%, and rental income expanded 7.9% year-over-year, also a record, excluding a brief post-COVID rebound.

In our view, demand growth for apartments and industrial properties cooled from its frenetic 2021 pace. Yet, we believe the slowdown can be readily explained. Last year, in our view, a post-COVID rebound in leasing activity was amplified by a shift in spending from vacations, dining, and other entertainment toward housing (both for-sale and rentals) and goods ordered online (fueling demand for distribution space). This demand surge dissipated as spending patterns normalized. Yet, we believe that the correction is transitory and has largely run its course. Meanwhile, vacancy rates in both sectors remain extraordinarily low.

Leading indicators such as the inverted yield curve, as reported by the Federal Reserve in September 2022, are signaling a potential recession in 2023, triggered by inflation, high interest rates, and lingering supply chain disruptions (stemming from the Ukraine war and COVID lockdowns in China). Yet household finances appear healthy: the Federal Reserve reports that debt and housing obligations remain near 40-year lows, despite rising rents and interest rates, and the Bureau of Economic Analysis in September 2022 reports that consumers stockpiled more than $1.5 trillion of surplus savings during the pandemic. We believe pent-up demand for labor (almost two job openings available for every unemployed person, according to the Bureau of Labor Statistics in September 2022) should prevent significant job losses. Additionally, the two industries that are usually most sensitive to interest rates — housing and automotive — are undersupplied, as reported by the Census Bureau and the Bureau of Economic Analysis, respectively. Accordingly, we believe that any recession, and corresponding pullback in real estate leasing, will be mild.

Moreover, unlike during past cycles, in our view the real estate industry approaches this possible recession with supply well under control, as labor shortages and soaring materials costs (up about 50% since pre-COVID, according to the Bureau of Labor Statistics in September 2022) have curbed development, and more expensive and less plentiful financing is poised to squeeze construction further. In our view, this combination of low initial vacancy rates, a modest recession and a constrained supply will sustain healthy fundamentals, allowing for continued, albeit weaker, rental income growth. Nevertheless, we believe real estate’s investment returns will not be immune to broader capital market conditions.

Results of Operations

As of September 30, 2022, we own 15 properties and a portfolio of real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

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

Three and Nine Months Ended September 30, 2022 and 2021

The following table illustrates the changes in lease revenue, property operating expenses, and net operating income for the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022 and 2021, all of our properties except The Glenn are considered same-store properties. For purposes of comparative analysis, the table below reconciles the net operating income to net income (loss) determined in accordance with GAAP for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Lease revenue
Lease revenue - same-store portfolio	$8,239	$7,869	$370	$24,403	$23,465	$938
Lease revenue - non-same-store portfolio	1,866	—	1,866	5,434	—	5,434
Total lease revenue	10,105	7,869	2,236	29,837	23,465	6,372

Property operating expenses
Same-store portfolio	2,546	2,249	297	7,354	6,852	502
Non-same-store portfolio	592	—	592	1,829	—	1,829
Total property operating expenses	3,138	2,249	889	9,183	6,852	2,331

Net operating income
Same-store portfolio	5,693	5,620	73	17,049	16,613	436
Non-same-store portfolio	1,274	—	1,274	3,605	—	3,605
Total net operating income	6,967	5,620	1,347	20,654	16,613	4,041

Adjustments to lease revenue
Straight-line revenue	13	82	(69)	274	493	(219)
Above- and below-market lease amortization, net	204	188	16	612	565	47
Lease incentive amortization	(27)	(27)	—	(79)	(79)	—
Depreciation	(2,890)	(1,629)	(1,261)	(8,633)	(4,895)	(3,738)
Amortization	(1,250)	(1,324)	74	(6,279)	(4,113)	(2,166)
General and administrative expenses	(541)	(450)	(91)	(1,618)	(1,475)	(143)
Advisory fees	(482)	(2,073)	1,591	(3,763)	(5,221)	1,458
Interest expense	(2,302)	(1,544)	(758)	(6,650)	(4,833)	(1,817)

Marketable securities
Investment income on marketable securities	367	178	189	849	490	359
Net realized (loss) gain on marketable securities	(724)	1,209	(1,933)	252	2,534	(2,282)
Net unrealized change in fair value of marketable securities	(2,570)	(895)	(1,675)	(12,173)	2,416	(14,589)
Net (loss) income	$(3,235)	$(665)	$(2,570)	$(16,554)	$2,495	$(19,049)

Property Operations

Each of our total lease revenue and total property operating expenses for the three and nine months ended September 30, 2022 and 2021 increased compared to those from the same periods in 2021, resulting in an net increase to net operating income. Our total same-store net operating income for the three and nine months ended September 30, 2022 and 2021 reflects all properties in the portfolio except The Glenn which we acquired in November 2021. Same-store lease revenue for the nine months ended September 30, 2022 increased from the same period in 2021 due in part to an increase in lease revenue of $238 at Heritage Parkway due to a 5-year lease renewal which provided free rent for two months during the 2021 period compared to no free rent during the 2022 period. In addition, same-store lease revenue increased from contractually stepped-up rents at several leases across the portfolio, certain lease renewals at higher rental rates and higher rents at The Flats at Carrs Hill for the 2021-2022 school year. Same-store lease revenue for the three months ended September 30, 2022 increased from the same period in 2021 for the same aforementioned reasons excluding Heritage Parkway as there were no free rent periods during the three months ended September 30, 2022 and 2021.

Same-store property operating expenses for the nine months ended September 30, 2022 increased from the same period in 2021 due to higher maintenance and general repair costs, security costs, utilities and property taxes. These increases were offset by lower snow removal, roof repair and parking lot sweeping costs. Same-store property operating expenses for the three months ended September 30, 2022 increased from the same period in 2021 due to higher utilities and maintenance and repair costs.

Straight-Line Revenue

The decrease in straight-line revenue for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the aforementioned free rent impact at Heritage Parkway, free rent periods coming to an end on certain leases at Anaheim Hills Office Plaza, and increased contractual rents at several properties across the portfolio. Straight-line revenue for the three months ended September 30, 2022 was lower than the comparable 2021 period due to the free rent periods ending on certain leases at Anaheim Hills Office Plaza.

Lease Intangible Amortization

During the three and nine months ended September 30, 2022 and 2021, the net amount of above- and below-market lease amortization increased marginally from the same periods in 2021 as purchased leases continue to amortize ratably. Lease incentive amortization primarily represents amortization of the lease incentive paid to Dick's Sporting Goods, Inc. at Terra Nova Plaza, which is being amortized over the approximate 10-year term of that lease.

Depreciation and Amortization

The depreciation on properties increased in the 2022 periods compared to the 2021 periods due to our acquisition of The Glenn in November 2021. The amortization increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to The Glenn where purchased leases were amortized over an approximate 6-month period. As a result, there was no impact from the The Glenn on amortization for the three months ended September 30, 2022 and 2021, resulting in an immaterial difference between the three months ended September 30, 2022 and 2021.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which were directors and officers insurance, audit fees, fund administrator costs and independent director compensation. The amount for the nine months ended September 30, 2022 increased from the same period in 2021 primarily due to higher fund administrator costs, directors and officers insurance and professional fees. For the three months ended September 30, 2022, our general and administrative expenses were higher than the 2021 period due to higher fund administrator costs, legal fees and independent director compensation.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2022 and 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rata basis as applicable, resulting in our recognition under GAAP of a performance component of the advisory fee of $1,000 and $3,390, respectively. For the three months ended September 30, 2022, we recognized a $500 reduction to the performance component of the advisory fee primarily due to the decline in the value of our real estate securities portfolio. For the three months ended September 30, 2021, we recognized $1,390 for the performance component of the advisory fee.

Interest Expense

The higher interest expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to the new $66,000 fixed rate loan which we originated in connection with our acquisition of The Glenn in November 2021. Additionally, we incurred slightly higher interest expense on our Wells Fargo line of credit during the three and nine months ended September 30, 2022 due to higher weighted average interest rates that more than offset lower weighted average outstanding aggregate balances compared to the 2021 periods. Our total outstanding loan balance as of September 30, 2022 consisted of 82% fixed rate loans and 18% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our Wells Fargo line of credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation and concerns over a potential coming recession. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

Marketable Securities

The increase in investment income for the three and nine months ended September 30, 2022 and 2021 compared to the corresponding 2021 periods is primarily due to a higher investment base. From first quarter 2021 through first quarter 2022, we invested an additional $5,500 into our securities portfolio. In addition, the ongoing adjustments to the portfolio mix allowed realized gains to be reinvested into additional real estate equity securities, further increasing our investment base. Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. From early 2021 through early 2022, the equity securities market was generally rising, contributing to our recognition of net realized gains for the nine months ended September 30, 2022 and 2021 and for the three months ended September 30, 2021. Beginning in first quarter 2022 and continuing through third quarter 2022, the equity securities market generally declined due to higher interest rates and recession concerns. In line with the overall equity securities market, our real estate securities portfolio posted net realized losses and net unrealized losses of $724 and $2,570, respectively, for the three months ended September 30, 2022, and net unrealized losses of $12,173 for the nine months ended September 30, 2022.

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The duration of this period of high inflation and when the economy will see a reduction of inflation to historical averages of the previous five years remains subject to countless economic, regulatory and population driven variables.

With the exception of leases with tenants in apartment properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation and rising interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation since the second quarter of 2021, contractual annual rent increases have not, and may not in the future, be sufficient to cover inflation and may result in rental rates that are below market. Leases in apartment properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. We currently do not have any development or significant capital projects planned at any property. Future significant capital projects may be impacted by increased material and/or labor costs.

NAV per Share

Our NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2022:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$599,700	$26.06	$26.21	$26.22	$26.22	$26.09	$26.03	$25.97	$26.23
Investments in real estate equity securities (2)	25,311	1.10	1.11	1.10	1.11	1.10	1.10	1.10	1.10
Other assets, net	11,208	0.49	0.49	0.49	0.49	0.49	0.49	0.49	0.49
Line of credit	(41,800)	(1.82)	(1.83)	(1.82)	(1.83)	(1.82)	(1.81)	(1.81)	(1.82)
Mortgage loans payable	(191,336)	(8.32)	(8.36)	(8.35)	(8.37)	(8.32)	(8.30)	(8.29)	(8.35)
Other liabilities, net (3)	(9,434)	(0.40)	(0.42)	(0.47)	(0.40)	(0.41)	(0.43)	(0.41)	(0.47)
Net asset value	$393,649	$17.11	$17.20	$17.17	$17.22	$17.13	$17.08	$17.05	$17.18
Note: No Class S shares were outstanding as of September 30, 2022.

(1)  The value of our investments in real estate was approximately 21.0% more than their historical cost.
(2)  The value of our investments in real estate securities was approximately 3.5% less than their historical cost.
(3) Other liabilities, net, does not include estimated future trailing fees of $18,230 as of September 30, 2022 that are accrued in accordance with GAAP but are not yet payable. We accrue the maximum amount of future trailing fees payable to our dealer manager at the time of sale for Class A, Class I,

Class T, Class T2 and Class S shares. Such future trailing fees are paid monthly for as long as the related shares remain outstanding. Refer to Note 2 in our consolidated financial statements for additional details of the accrual under GAAP. For purposes of calculating our NAV, we will deduct the future trailing fees as and when they are paid.

As of September 30, 2022, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of September 30, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	7.66%	6.99%
Retail properties	6.84%	6.04%
Industrial properties	5.61%	4.44%
Apartment properties	5.88%	4.63%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of September 30, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.9)%	(2.2)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(2.0)%	(3.8)%
Apartment properties	(1.9)%	(3.4)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2022.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$190,659	$8.27	$8.35	$8.33	$8.34	$8.29	$8.28	$8.26	$8.33
Plus:
Unrealized gain on real estate investments	103,941	4.52	4.54	4.53	4.55	4.52	4.51	4.50	4.54
Accumulated depreciation	44,516	1.94	1.94	1.94	1.95	1.94	1.93	1.93	1.94
Accumulated amortization	37,191	1.62	1.62	1.62	1.63	1.62	1.61	1.61	1.62
Deferred costs and expenses, net	22,046	0.96	0.96	0.96	0.96	0.96	0.95	0.95	0.96
Less:
Deferred rent receivable	(4,704)	(0.20)	(0.21)	(0.21)	(0.21)	(0.20)	(0.20)	(0.20)	(0.21)
Net asset value	$393,649	$17.11	$17.20	$17.17	$17.22	$17.13	$17.08	$17.05	$17.18
Note: No Class S shares were outstanding as of September 30, 2022.

The deferred costs and expenses of $22,046 includes amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses includes $18,230 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses includes $4,635 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement (defined below). Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, the performance component of the advisory fee, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate and the net unrealized change in the fair value of our investments in marketable securities.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(3,235)	$(665)	$(16,554)	$2,495

Real estate related depreciation	2,890	1,629	8,633	4,895
Real estate related amortization	1,250	1,324	6,279	4,113
NAREIT defined FFO	$905	$2,288	$(1,642)	$11,503
Straight line rents, net	(13)	(82)	(274)	(493)
Amortization of above- and below-market lease intangibles, net	(204)	(188)	(612)	(565)
Amortization of lease incentive	27	27	79	79
Net unrealized change in fair value of investment in marketable securities	2,570	895	12,173	(2,416)
Performance component of the advisory fee	(500)	1,390	1,000	3,390
Amortization of restricted stock awards	8	26	39	76
Amortization of deferred financing costs	70	64	207	210
Amortization of discount on note to affiliate	46	43	135	130
AFFO	$2,909	$4,463	$11,105	$11,914

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of September 30, 2022, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $83,191.

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

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of September 30, 2022, our maximum borrowing capacity was $92,983, our outstanding balance was $41,800 and our weighted average interest rate was 4.61%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2022, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2022. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$12,004	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,230	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,762	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$191,336

Aggregate future principal payments due on the Wells Fargo line of credit and mortgage loans payable as of September 30, 2022 are as follows:

Year	Amount
Remainder of 2022	$181
2023	54,188
2024	474
2025	493
2026	30,746
Thereafter	147,054
Total	$233,136

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline, such as that which may occur as a result of the coronavirus pandemic, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2022, we owed $50 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2022, we raised $415,137 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2022, our total operating expenses (as defined in our charter) were $9,307, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2022 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of September 30, 2022, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2022 and 2021 was $5,279 and $9,965, respectively. The primary reason for the decrease relates to the payment in 2022 of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2020 that was payable in 2021. Excluding the performance component payment, cash flow provided by operating activities during the 2022 period was higher than the 2021 period primarily due to net operating cash flow from The Glenn which we acquired in November 2021. Additionally contributing to higher cash flows from operating activities during the 2022 period were higher rents at certain properties combined with fewer free rent periods in effect during the 2022 period.

Cash flow used in investing activities during the nine months ended September 30, 2022 and 2021 was $1,625 and $3,459, respectively, primarily for building improvements and tenant improvements at various properties. In addition, in the 2021 period, we invested an additional $2,500 into our securities portfolio.

Cash flow used in financing activities was $4,087 for the nine months ended September 30, 2022. We received proceeds of $55,020 in our offerings and paid $2,542 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2022 were $6,289. Additionally, we processed redemptions during the nine months ended September 30, 2022 that resulted in payments by us of $9,240, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $46,500 against our outstanding balance on the Wells Fargo line of credit. We borrowed $6,000 from our Wells Fargo line of credit during the nine months ended September 30, 2022. Additionally, we made principal payments on three of our property specific mortgage loans totaling $536 during the nine months ended September 30, 2022.

Cash flow used in financing activities was $4,475 for the nine months ended September 30, 2021. We received proceeds of $52,151 in our offerings and paid $1,926 in offering costs. Cash distributions to stockholders paid during the nine months ended September 30, 2021 were $4,444. Additionally, we processed redemptions during the nine months ended September 30, 2021 that resulted in payments by us of $5,974, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $44,700 against our outstanding balance on the Wells Fargo line of credit. We borrowed $1,000 from our Wells Fargo line of credit during the nine months ended September 30, 2021. Additionally, we made principal payments of $327 on two of our property specific mortgage loans during the nine months ended September 30, 2021. Lastly, we paid $255 in financing costs to extend our Wells Fargo line of credit.

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

Our board of directors authorized and we declared cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period.

	Three Months Ended			Nine Months Ended September 30, 2022
	March 31, 2022	June 30, 2022	September 30, 2022
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364	$0.22499034
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$6,377
Distributions reinvested	2,210	2,464	2,410	7,084
Distributions declared	$4,230	$4,681	$4,550	$13,461

Net cash (used in) provided by Operating Activities:	$(3,844)	$4,936	$4,187	$5,279

Funds From Operations:	$47	$(2,594)	$905	$(1,642)

For the nine months ended September 30, 2022, our distributions were covered 39.2% by cash flow from operations and 60.8% by borrowings as the cash flow from operations was negatively impacted by the annual payment of directors and officers insurance and payment of the 2021 performance component of the advisory fee. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo line of credit, from the proceeds of our offering or any other source.

The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. As of September 30, 2022, we had no unfulfilled redemption requests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in LIBOR. As of September 30, 2022, we had $41,800 outstanding under our Wells Fargo line of credit bearing interest at approximately 4.61%, representing approximately a 30.1% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $209 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2022, we owned marketable securities with a value of $25,311. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2022 would result in a change of $2,531 to the unrealized loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2022, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 4, 2022. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Between August 11, 2022 and November 10, 2022, we completed the sale of 258,690 shares of our Class D Shares for an aggregate purchase price of approximately $4,485. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received no commissions in connection with the transactions described herein.

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

Three Months Ended September 30, 2022	Shares	Weighted Average Share Price
Class A	35,225	$17.30
Class I	78,745	17.36
Class T	7,990	17.40
Class D	82,531	17.38
Class N	7,467	17.35
Class M-I	—	—
Class T2	—	—

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of September 30, 2022, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2022	108,052	$17.38	108,052	(1)
August 1 - August 31, 2022	43,664	17.38	43,664	(1)
September 1 - September 30, 2022	60,242	17.30	60,242	(1)
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
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

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

Date: November 14, 2022