Form 10-K
period 2022-12-31
RREEF Property Trust, Inc.
filed 2023-03-16
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 2, 2023, the registrant had 4,248,892 shares of Class A common stock, $.01 par value, outstanding, 12,591,381 shares of Class I common stock, $.01 par value, outstanding, 182,319 shares of Class T common stock, $.01 par value, outstanding, 3,163,644 shares of Class D common stock, $.01 par value, outstanding, 663,652 shares of Class N common stock, $.01 par value, outstanding, 390,685 shares of Class M-I common stock, $.01 par value, outstanding, 574,032 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value, outstanding and no Class S shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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

RISK FACTOR SUMMARY

We are subject to numerous risks and uncertainties that could cause our actual results and future events to differ materially from those set forth or contemplated in our forward-looking statements, including those summarized below. The following list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. This risk factor summary should be read together with the more detailed discussion of risks and uncertainties set forth under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Risks Related to Conflicts of Interest
•The fees we pay in connection with our offerings and our investments, including to the Dealer Manager and our advisor, were not determined on an arm’s-length basis.
•Our advisor may face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.
•Our advisor faces a conflict of interest because the substantial fees it receives for services performed are based on our NAV, which is calculated under the supervision of our advisor.

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
•Commercial mortgage-backed securities, or CMBS, in which we may invest, are subject to several types of risks that may adversely impact our performance.
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

General Description of Business

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2022, we owned 15 properties, located in nine states, comprising 1,947,592 rentable square feet. As of December 31, 2022, these properties were 98% leased. As of December 31, 2022, we owned a real estate securities portfolio with a fair value of $26,987. As of December 31, 2022, we owned a CMBS real estate loan investment with a net fair value of $31,167 (such investment is reported on a gross basis on our consolidated balance sheet in accordance with U.S. generally accepted accounting principles (“GAAP”)).

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
Our Offerings
We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831. Our second public offering commenced in July 12, 2016, through which we raised a total of $132,994. On January 8, 2020, our third public offering commenced, through which we have raised $133,799 as of December 31, 2022. We have registered for sale in our third public offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock (the "Third Public Offering").

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements"). We refer to the Third Public Offering and the Private Placements collectively as our “offerings.”

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

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in our public offering in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Third Public Offering at any time and to extend the Third Public Offering's term to the extent permissible under applicable law.

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies and (3) debt backed principally by real estate. Our real property portfolio will be diversified in investable and target markets across the United States as selected by our advisor and will consist primarily of office, industrial, retail and residential property types. The actual percentage of our portfolio that is invested in office, industrial, retail and residential property sectors may fluctuate due to market conditions and investment opportunities. DWS investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. DWS target markets are a subset of the investable market universe in which DWS forecasts strong economic and real estate fundamentals and DWS believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
Under normal conditions, we expect to maintain a level of liquid assets primarily in real estate equity securities, as a source of funds to meet redemption requests, in addition to our revolving line of credit.
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
Over time, we believe that the size of our portfolio of investments should be sufficient for our advisor to adhere to our allocation targets. However, until our NAV is greater than $500,000, we will balance the goal of achieving these portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, until our NAV exceeds $500,000, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments. We cannot predict how long it will take for our NAV to reach or exceed $500,000 and cannot provide assurances that we will be able to raise sufficient proceeds in our offerings to achieve these portfolio allocation targets.
Investment Strategy
Real Estate Properties
We intend to invest up to 80% of our net assets in a diversified portfolio of high quality, income-producing commercial real estate properties diversified across office, industrial, retail and residential property types. We believe that our advisor’s significant experience acquiring, managing and exiting real property investments across all of our targeted property types in various U.S. real estate markets will be beneficial to achieving our investment goals and objectives.

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2022, our advisor managed approximately $35.7 billion in real property in the Americas comprised of 339 properties and approximately 108.8 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

We generally invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, which are commonly referred to value-add opportunities.

We do not intend to acquire higher risk and higher return properties in need of significant renovation, redevelopment or repositioning. However, we may acquire vacant land parcels if such acquisitions are incidental to, and in concert with, the acquisition of core, well-leased investments. Further, we may acquire vacant land parcels adjacent to properties we already own if such vacant land parcels represent a value-add opportunity to enhance the returns of the adjacent investments.
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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2022, the DWS Real Estate Securities team manages approximately $8.4 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
We believe that execution of our strategy to include real estate loans in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides us through its access to our advisor’s in-house real estate debt investment platform, (the "Debt Investments Group"). The Debt Investments Group is comprised of professionals with long-term experience in originating, underwriting, investing in mezzanine loans, B-notes, preferred equity and mortgages secured by cash-flowing, or transitional, real estate and real estate-related assets across various property types.
We have invested in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. As a result, these securities are subject to all of the risks of the underlying mortgage loans. In a typical CMBS transaction, many single mortgage loans of varying size, property type and location are pooled and transferred to a trust. The trust then issues multiple tranches of bonds that may vary in yield, duration and payment priority, thereby allowing an investor to select a credit level that suits its risk profile. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate tranches, which receive payments only after the more senior tranches have received all principal and/or interest to which they are entitled.
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
•using a data-driven process to identify and monetize on efficiency opportunities; and
•providing tenants with high-quality spaces and enabling them to achieve their ESG goals.

Our advisor generally expects to implement the following energy and environmental guidelines with respect to our investments:

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

Borrowing Policies
We use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is in the range of 50% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our offerings, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in February 2025. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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

Reportable Segments
We intend to operate and report our results on a consolidated basis in three segments: real estate properties, real estate equity securities, and real estate loans. See Notes 2 and 14 to our consolidated financial statements in this Annual Report on Form 10-K.

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
Concentration of Credit Risk
As of December 31, 2022 and 2021, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2022 and 2021, we owned 15 properties comprised of four office properties (including one medical office property), four retail properties, five industrial properties and two residential properties (including one student housing property). As of December 31, 2020, we owned 14 properties comprised of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2022, 2021 and 2020 are shown below.

	Percent of property related income
Property	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
The Glenn, Centennial, CO	17.8%	—%	—%
Providence Square, Marietta, GA	11.1%	13.5%	13.7%
Seattle East Industrial, Redmond, WA	10.5	12.9	13.6
The Flats at Carrs Hill, Athens, GA	9.3	10.9	10.8
Total	48.7%	37.3%	38.1%

	Percent of property related income
Tenant	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
FedEx Ground - Seattle East Industrial	10.5%	12.9%	13.6%
Total	10.5%	12.9%	13.6%

Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2022, 2021 and 2020 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2022	December 31, 2021	December 31, 2020
FedEx Ground - Seattle East Industrial	11.1%	11.8%	14.8%
Northrop Grumman Systems Corporation - Loudoun Gateway	9.1	9.3	11.4
Total	20.2%	21.1%	26.2%
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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $99,681 as of December 31, 2022. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

You will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We are not able to provide you with information relating to any future properties, real estate securities or real estate debt that we may acquire. We will continue to seek to invest substantially all of our future net offering proceeds, after the payment of fees and expenses, in the acquisition of or investments in interests in properties, real estate securities and real estate debt. However, because you are unable to evaluate the economic merit of our future investments before we make them, you have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our advisor has broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you do not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.
There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to redemption by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for you to dispose of your shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which you initially purchased your shares. Subject to limited exceptions, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of such stockholder’s initial purchase of any shares of our common stock will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share redemption plan.
In addition, we may redeem your shares if you fail to maintain a minimum balance of $500 (not in thousands) in shares, even if your failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of the date of such stockholder’s initial purchase of any shares of our common stock.
Our ability to redeem your shares may be limited, and our board of directors may modify or suspend our share redemption plan at any time.

The total amount of shares that we will redeem in any calendar quarter will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter and not any subsequent quarter, such that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. In one or more prior quarters, we have received share redemption requests in excess of the quarterly volume limitation, and we may in the future receive share redemption requests in excess of the quarterly volume limitation. Further, in one or more prior quarters, our board of directors has reduced the quarterly volume limitation by eliminating the carried over portion, and may do so again in the future. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied pursuant to a per stockholder allocation instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of our NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of our NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter. During any quarter in which the per stockholder allocation is in place, (1) if redemptions do not reach the 5% limit, the unused portion will be carried over to the next quarter and not any subsequent quarter and (2) if there has been a carryover from the preceding quarter, the per stockholder allocation for each stockholder will be based on a percentage equal to 5% plus such carried over percentage amount.
The majority of our assets consists of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may modify or suspend our share redemption plan. If our board of directors materially amends or suspends the plan, other than a temporary suspension to address an external event unrelated to our business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. Because our board of directors is not required to authorize the recommencement of the share redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares redeemed by us may be limited and at times you may not be able to liquidate your investment.
Redemptions of our shares will reduce our short-term liquidity position and lead to an increase in our financial leverage ratio for remaining stockholders.
We may fund redemptions of shares from multiple sources of liquidity, including without limitation, cash, offering proceeds, sales of liquid securities or drawing on a line of credit, such as our line of credit with Wells Fargo Bank, National Association, or Wells Fargo. While the total amount of shares that we may redeem in any calendar quarter is subject to certain limits described elsewhere in this Annual Report on Form 10-K, fulfilling redemption requests reduces our liquidity. Fulfilling redemption requests also will cause our financial leverage to increase, potentially in excess of our target leverage ratio. Lower liquidity and higher leverage implies a higher degree of risk with respect to your investment in us. Our liquidity and leverage ratio may remain at such lower and higher levels, respectively, until we receive additional net proceeds from our offerings or sell assets to repay outstanding indebtedness.
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
Our board of directors has approved investment guidelines that delegate to our advisor the authority to execute acquisitions and dispositions of investment properties and real estate-related assets on our behalf, in each case so long as such investments are consistent with the investment guidelines. Our board of directors reviews our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as it deems appropriate. The prior approval of our board of directors is required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our board of directors relies primarily on information provided by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.
The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.
Our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. We have not yet identified additional investments to acquire with the proceeds of our offerings, and we may not generate sufficient income to make distributions to our stockholders. Our board of directors makes determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:
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
•negative macro-economic trends including inflation, interest rates, global supply chain disruptions, labor shortages and wage increases; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment in our shares.
Our expense support agreement may be terminated by us or our advisor at any time upon 30 days’ notice.
We have entered into an expense support agreement with our advisor. We owe our advisor $5,383 under the expense support agreement as of December 31, 2022. We or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days’ notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the expense support agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. We have used, and likely will continue to use, proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor, and other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. For the year ended December 31, 2022, our distributions were covered 38.7% by cash flow from operations and 61.3% by borrowings. The payment of distributions from sources other than cash flow from operations may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions would result in a liability to us, which would require a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment in our shares.
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
For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of our properties will be based on appraisals of each of our properties by either our independent valuation advisor or other independent third-party appraisal firms that will be performed at least once during every calendar quarter after the respective calendar quarter in which such property was acquired and will be performed in accordance with valuation guidelines approved by our board of directors. Likewise, our investments in real estate-related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Such valuations are based on asset and portfolio level information provided by our advisor, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation advisor. In addition, on an intra-quarter basis, our advisor is responsible for monitoring our properties and real estate-related assets for events that may be expected to have a material impact on the most recent estimated values provided by our independent valuation advisor. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses, and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and real estate-related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor and our dealer manager for our public offering to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our public offering, and the price at which your shares may be redeemed by us pursuant to our share redemption plan, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.
When the appraisals of our properties are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, inflation, labor shortages and wage increases. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on monthly budgets. As soon as practicable after the end of the last business day of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic impact of the ongoing COVID-19 pandemic, supply chain disruptions, inflation, interest rates, labor shortages and wage increases) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we sell and redeem shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.
The purchase and redemption price for shares of our common stock is determined at the end of each business day based on our NAV and is not based on any established trading price. Each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in proper form and processed, plus, for certain classes of shares, up-front selling commissions and dealer manager fees. For example, if a purchase order is received and processed on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased as determined after the close of business on that day, plus any applicable up-front selling commissions and dealer manager fees. If a purchase order is received and processed on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased as determined after the close of business on the next business day, plus any applicable up-front selling commissions and dealer manager fees. Similarly, received and processed redemption requests will be effected at a redemption price equal to the next-determined NAV per share for the class of shares being redeemed (subject to a 2% short-term trading discount for purchased shares, excluding shares acquired via our distribution reinvestment plan, held less than 365 days from the date of such stockholder’s initial purchase of any shares of our common stock). As a result of this process, you will not know the purchase or redemption price at the time you submit your purchase order or redemption request. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order, and the redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request.
Changes in the real estate market could have a negative impact on the performance of our investment portfolio.
If the current real estate environment were to worsen in the markets where our properties are located, our NAV per share of our common stock may experience more volatility or decline as a result. The impact of the ongoing COVID-19 pandemic as well as inflation, interest rates, labor shortages and wage increases is uncertain and is expected to have a negative impact on the real estate market. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
During the great recession, and more recently in response to the perceived and potential economic impacts caused by the COVID-19 pandemic, the conflict between Russia and Ukraine, rising interest rates and high inflation, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While credit markets have been adjusting to the aforementioned recent events, and even when credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios or for particular property types, among other restrictions. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of the proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
We depend on our advisor and our dealer manager to conduct our operations and our offerings, and we may not be able to secure suitable replacements in the event that we fail to retain their services.
Our success depends in part upon our relationships with, and the performance of, our advisor and its key real estate professionals for the acquisition and management of our investment portfolio and our corporate operations and our dealer manager for capital raising in our offerings. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement or the agreement with our dealer manager are terminated, or our advisor or our dealer manager is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of our stock.
If we are unable to raise substantial funds, we will be limited in the number and type of additional investments we make, and the value of your investment in us will fluctuate with the performance of the specific assets we acquire.
The amount of proceeds we raise in our offerings may be substantially less than the amount we would need to maintain a diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less diversity in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
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
The success of our continuous public offering is dependent, in part, on the ability of our dealer manager to retain key employees and to successfully operate and maintain a network of participating broker-dealers.
Our continuous public offering is being conducted on a “best efforts” basis by DWS Distributors, Inc., our dealer manager for our public offering and our placement agent for the private offerings. The success of our public offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to retain key employees and to operate and maintain a network of participating broker-dealers. If our dealer manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our public offering, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. In addition, our dealer manager currently serves as distributor for other issuers. As a result, our dealer manager may experience conflicts of interest in allocating its time between our offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offerings and implement our investment strategy.
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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our public offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our public offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.
Risks Related to Conflicts of Interest
The fees we pay to our dealer manager and our advisor in connection with our offerings and our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our advisor and our dealer manager for services they provide for us in connection with our investments and our offerings were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
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
Risks Related to Our Public Offering and Our Corporate Structure
The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.
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
Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, you and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.
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
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
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
We are subject to risks generally attributable to the ownership of real property, including:
•changes in global, national, regional or local economic, demographic or capital market conditions, such as the decline in the price of oil;
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war (including the conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict), acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics such as the ongoing COVID-19 pandemic;
•negative macro-economic trends including inflation, global supply chain disruptions, labor shortages and wage increases;
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
•continued increases in interest rates and availability of financing; and
•changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.
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
Real estate investments, including high-quality properties in good markets, are relatively illiquid because it can take a significant amount of time to market a property, locate one or more buyers, negotiate the sale and satisfy the conditions leading up to closing. This is true even for high-quality properties. As a result, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property, economic or market trends, or in order to provide liquidity to fund share repurchases or any other reason. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale in the ordinary course of a trade or business, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.
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
Competition in acquiring properties may reduce our profitability and the return on your investment.
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the non-listed REIT industry develops and matures, the number of entities and the amount of funds competing for suitable investments has increased. In addition to third-party competitors, other programs sponsored by our advisor have raised additional capital and are seeking investment opportunities under our sponsor’s allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, and plan to do so for any new properties added to the portfolio. Our advisor will select policy specifications and insured limits which it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure you that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we or one or more of our tenants experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
In general, we seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates, particularly in light of the recent rise in inflation rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.
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

We face risks associated with our student-oriented residential communities.
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
If any credit market disruptions or economic slowdowns occur, any investments in residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease residential units or increase or maintain rents.

Our residential properties may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease residential units or increase or maintain rents.
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
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to you.
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
Certain of our investments involving the acquisition of a property connected with U.S. national security may be subject to review by and approval from the U.S. Committee on Foreign Investment in the U.S. (“CFIUS”). In the event that CFIUS reviews one or more of our investments, there can be no assurances that we will be able to maintain or proceed with such investments on terms acceptable to us. Additionally, CFIUS may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could adversely affect the performance of our investments and thus our overall performance. Certain of our stockholders may be non-U.S. investors, and in the aggregate, may comprise a substantial portion of our NAV, which may increase the risks of such limitations being imposed in connection with investments pursued or made by us. Legislative and regulatory changes, including changes to agency practice, in the future may negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that we believe are less likely to require CFIUS review, even in circumstances where other buyers may offer better terms or more consideration.
Our business may be subject to certain U.S. and German regulatory regimes applicable to Deutsche Bank and DWS, including applicable financial industry rules, which may impact our ability to implement our business strategy and to generate returns to our stockholders.
Deutsche Bank and its affiliates (the “Deutsche Bank Group”) are subject to a broad array of U.S. and certain non-U.S. banking laws and regulations.  As a result of both the advisor’s investment in us and the advisor being an affiliate of the Deutsche Bank Group, we and the advisor also may be subject to the banking laws and regulations that are applicable to the Deutsche Bank Group.  Such laws and regulations may, among other things, impose restrictions on the types and amounts of investments that we may make, the types of activities in which we may engage and the amount of influence and control that we and the advisor may have over the operations of the projects.  In addition, certain bank regulatory limits may apply to the Deutsche Bank Group and us on an aggregate basis.  As a result, certain investments made by the Deutsche Bank Group in the ordinary course of business may limit the scope and size of the projects that we can make or the degree of influence and control that we and the advisor may have with respect to such project(s).  As a result of such limitations, some otherwise suitable projects may not be available to us, or may be unprofitably disposed of by, us.
In the United States, Deutsche Bank is treated as a bank holding company and DWS Group GmbH & Co. KGaA (“DWS KGaA”) is a company controlled by a bank holding company, as such terms are defined under the Bank Holding Company Act, as amended (the “BHC Act”), and thus both DB AG and DWS KGaA are subject in the United States to the BHC Act under the International Banking Act of 1978.  Deutsche Bank and DWS KGaA

have each elected to be deemed a financial holding company within the meaning of the BHC Act.  To comply with the BHC Act, in addition to other laws and regulations, we may be required to alter the investments that we make or act in a manner that would be less advantageous than if we were not subject to such laws and regulations, and may be required to dispose of projects at a time that is ultimately unfavorable to our stockholders.
Changes in applicable banking laws or regulations, or in the interpretation or application thereof, could require us to dispose of some or all of the projects under unfavorable market conditions, thus causing us to recognize a loss that we might not otherwise have recognized, and could cause the advisor to discontinue activities with respect to certain of our activities.  The discontinuance of such activities by the adviser could have a material adverse effect on us.
Under the BHC Act, Deutsche Bank or its affiliates, including DWS KGaA, are generally not permitted to have control over an operating business such as us.  The advisor has determined that it does not have control over us.  This determination is highly fact dependent and is not entirely free from doubt, and the Federal Reserve may take into account all facts and circumstances in a particular case when assessing the presence of absence of control.  If it were subsequently determined that the advisor controlled us, the advisor may be required to limit the types of activities that it would engage in on our behalf, which might have detrimental effects for us and our operations.
Your investment return may be reduced if the Board of Governors of the Federal Reserve System (the “FRB”) concludes that we do not satisfy the applicable requirements for exclusion from the definition of “covered fund” under the Volcker Rule.
The “Volcker Rule,” enacted as part of the Dodd-Frank Act and implemented in final regulations published in the Federal Register on January 31, 2014, generally restricts a banking entity (including non-U.S. banking organizations such as Deutsche Bank and its affiliates, including DWS) from acquiring or retaining any equity, partnership or other ownership interest in, or from sponsoring, hedge funds or private equity funds, defined as “covered funds” in the Volcker Rule.
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
While it is our intention that we will be organized and operated in a manner that permits banking entities to sponsor and invest in us in compliance with the Volcker Rule pursuant to the exemptions or exceptions referred to above, there can be no assurances that we will be able to accomplish that objective since the applicability of the exemptions or exceptions to us will be based upon our adherence with the criteria prescribed by applicable laws and will be determined by the applicable US regulatory authority in the exercise of its reasonable discretion, which will be the FRB in the case of Deutsche Bank and DWS. Banking entities which desire to invest in us should consult with their own attorneys before making such an investment to determine whether or not such investment can be made in compliance with the Volcker Rule. If the FRB concludes that we do not satisfy the applicable requirements for exclusion from the definition of “covered fund”, then (in the absence of another applicable exemption or exclusion) any banking entity (and its affiliates) that sponsors and/or invests in us (including DWS and its affiliates) will be required to bring any such sponsorships and investments into compliance with the Volcker Rule by terminating such sponsorship and/or divesting of such investments. While the advisor believes that, by divesting its investments in us and refraining from engaging in certain credit related transactions with us, the advisor may be permitted under the Volcker Rule to continue to sponsor us after the FRB conclusion described above in reliance on an exemption or exclusion from the Volcker Rule that differs from the one currently being relied upon, no assurance can be given in that regard.

Risks Related to Investments in Real Estate-Related Assets
The real estate equity securities in which we invest are subject to specific risks relating to the particular issuer of the securities and can be subject to the risks of investing in real estate securities.
We invest in common and preferred stock of publicly traded real estate companies and may invest in the equity securities of private real estate companies. These types of investments involve a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in this annual report, including risks relating to rising interest rates.
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
We have invested and may further invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans and typically are in a first-loss position relative to other tranches of the same securitization. Non-investment grade ratings for these securities typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity or make interest payments as required by the underlying loans, our revenues will decrease. If negative economic trends impact the real estate market, borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.
We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
As of December 31, 2022, our portfolio of real estate-related assets consisted of (a) publicly traded common stock of 28 REITs with a fair value of $26,987, and (b) a CMBS real estate loan investment with a net fair value of $31,167 (such investment is reported on a gross basis on our consolidated balance sheet in accordance with GAAP). In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The CMBS investment we made in October 2022 may be difficult to sell or liquidate if we deem such action to be necessary or prudent. Further, the mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.
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
Our board of directors may choose to liquidate one or more of our assets, including our real estate-related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values. Furthermore, we could face a situation in which a lack of available capital in the markets puts downward pressure on prices or prevents us from selling assets our board of directors has chosen to liquidate.
Risks Related to Debt Financing
We have incurred mortgage indebtedness and other borrowings and expect to incur additional debt, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment in our shares.
We have financed a portion of the purchase price of each of the properties we currently own by borrowings, and we expect that we will borrow funds to finance a portion of the purchase price of properties we acquire in the future. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also utilize a line of credit, such as our line of credit with Wells Fargo, to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment in our shares. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
If we draw on a line of credit to fund redemptions or for any other reason, our financial leverage ratio could increase beyond our target range.
We may utilize a line of credit, such as our line of credit with Wells Fargo, in an effort to provide for a ready source of liquidity for any business purpose, including to fund redemptions of shares of our common stock in the event that redemption requests exceed the net proceeds from our public offering or private placements. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our public offering or private placements or sell some of our assets to repay outstanding indebtedness.
Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.
Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations or mandatory commitment reductions, which could reduce our available financing and limit our ability to make distributions.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. For example, loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. Loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. In addition, revolving credit facilities may contain mandatory commitment reductions triggered by events that may be outside of our control. If we are unable to raise sufficient proceeds in our offerings to meet this requirement or obtain new financing on favorable terms, our sources of liquidity would be restricted. These or other terms or limitations may adversely affect our flexibility, our ability to fund additional property acquisitions, redemptions and distributions, and our ability to achieve our investment objectives.
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
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification to be taxed as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification to be taxed as a REIT. If the IRS determines that we failed to qualify to be taxed as a REIT for any year(s), we will be subject to serious tax consequences:
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
On December 22, 2017, tax legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. Many of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. Further changes to the tax laws, unrelated to the Tax Cuts and Jobs Act, are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.
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
To maintain our status as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share redemption plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of the value of our assets may consist of debt instruments that are (a) issued by “publicly offered REITs” and (b) would not otherwise be treated as qualified real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
Non-U.S. stockholders may be subject to FIRPTA tax and required to file a U.S. federal income tax return upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder that recognizes gain on a disposition of a “United States real property interest,” or USRPI (which generally includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT attributable to gains from a disposition by the REIT of a USRPI, is generally subject to federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on such gains at regular U.S. federal income tax rates and required to report such gains on a U.S. federal income tax return. We generally invest in various publicly traded REIT stocks and receive dividends therefrom. To the extent such dividends are attributable to a REIT’s gains from disposition of a USRPI, our distributions attributable to such amounts will be treated as gain from sale of a USRPI. While such amounts are likely to be a small portion of the dividends we distribute, any such amount generally would require a non-U.S. stockholder to file a U.S. federal income tax return. It is possible that a non-U.S. stockholder will be required to file a U.S. federal income tax return every year such stockholder receives dividends from us.
Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. Proposed Treasury Regulations issued on December 29, 2022 (the “Proposed Regulations”) would modify the existing Treasury Regulations relating to the determination of whether we will be a domestically controlled REIT by providing a look through rule for our stockholders that are non-publicly traded partnerships, REITs, regulated investment companies, or domestic “C” corporations owned 25% or more directly or indirectly by foreign persons (“foreign-owned domestic corporations”) and by treating qualified foreign pension funds as foreign persons for this purpose. Although the Proposed Regulations are intended to be effective after they are finalized, the preamble to the Proposed Regulations states that the IRS may challenge contrary positions that are taken before the Proposed Regulations are finalized. Moreover, the Proposed Regulations, as currently drafted, would apply to determine whether a REIT was domestically controlled for the entire five-year testing period prior to any disposition of our common stock, rather than applying only to the portion of the testing period beginning after the Proposed Regulations are finalized. The Proposed Regulations relating to foreign-owned domestic corporations are inconsistent with prior tax guidance. We cannot predict if or when or in what form the Proposed Regulations will be finalized or what our composition of investors that are treated as domestic under these final regulations will be at the time of enactment. Stockholders are urged to consult their tax advisors with respect to the impact of these rules on their investment. If we were to fail to qualify as domestically controlled, gains by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases treated as sales or exchanges) would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Even if we are domestically controlled, distributions by us that are attributable to gains from distributions of USRPIs generally will be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. However, our shares are not listed on an exchange and we have no current plans to list our shares. FIRPTA gains must be reported on U.S. federal income tax returns, and special withholding rules apply to FIRPTA transactions.
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
We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to you even if we maintain our REIT status for federal income tax purposes.
We may be subject to federal and state taxes on our income, property or net worth even if we maintain our qualification as a REIT for federal income tax purposes, including, but not limited to, situations such as those described below:
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
Section 163(j) of the Code, as amended by the Tax Cuts and Jobs Act, may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year (subject to adjustment for inflation) during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and, in addition to adjustments required by the Treasury regulations add back items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interests to maintain our status as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income, and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.
Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
The maximum U.S. federal income tax rate for “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders currently is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income tax rates. However, qualified REIT dividends received by non-corporate stockholders are taxed at reduced rates under changes made in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2026, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.

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
There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If you are investing the assets of any of the entities identified in the prior sentence in our common stock, you should satisfy yourself that:
•the investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Code;
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

During the great recession, and more recently in response to the perceived and potential economic impacts caused by the ongoing COVID-19 pandemic, the conflict between Russia and Ukraine and the rapid rise in interest rates during 2022, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. Even while credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
Economic events that may cause our stockholders to request that we redeem their shares, or that may reduce our ability to raise capital, may materially adversely affect our cash flow and our ability to achieve our investment objectives.

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to the ongoing COVID-19 pandemic, inflation, higher interest rates or global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the conflict between Russia and Ukraine and the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies), could cause our stockholders to seek to sell their shares to us pursuant to our share redemption plan. The total amount of redemptions in any calendar quarter will be limited to classes of common stock whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Further, our board of directors may decide to alter or suspend our share redemption plan if they believe such is in the best interest of our stockholders. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.
Similarly, such economic events may reduce our ability to raise sufficient capital for investment, or to fund our ongoing operations.
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
Other disruptive events, including, but not limited to, natural disasters, public health or pandemic crises (such as the ongoing COVID-19 pandemic) and global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the conflict between Russia and Ukraine and the significant sanctions and other restrictive actions taken against Russia by the United States and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies), may adversely affect our ability to conduct business. Such adverse effects may include the inability of our advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to our business operations can result in significant operational issues.

Your interest in us will be diluted if we issue additional shares.
Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,050,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Of the 1,000,000,000 authorized shares of common stock, 45,000,000 are classified as Class A shares, 200,000,000 are classified as Class I shares, 45,000,000 are classified as Class D shares, 200,000,000 are classified as Class M-I shares, 150,000,000 are classified as Class N shares, 200,000,000 are classified as Class S shares, 5,000,000 are classified as Class T shares, 150,000,000 are classified as Class T2 shares and 5,000,000 are classified as Class Z shares. Our board of directors may amend our charter from time to time to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in our current or future public offerings; (2) issue additional equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to our advisor, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or to reimburse expenses paid on our behalf; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our operating partnership. To the extent we issue additional shares after your purchase in our public offering, your percentage ownership interest in us will be diluted.
Inflation may adversely affect our financial condition and results of operations.
An increase in inflation and/or a prolonged period of high inflation could have an adverse impact on our floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable. In addition, leases of long-term duration or that include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses, including property expenses that we are unable to recover from tenants or our general and administrative expenses, are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected. Further, high inflation in combination with higher interest rates may result in lower real estate valuations, which may reduce our NAV.
A change in stated target interest rates or any adverse changes in fiscal policy or market conditions could adversely our financial condition and results of operation.
In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%.
In 2022-2023, in response to high inflation, the U.S. Federal Reserve raised its benchmark target interest rate significantly. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned 15 properties comprising 1,947,592 rentable square feet, diversified across geography and sector. Eight of the 15 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $84,800 as of December 31, 2022. Each of the remaining properties were encumbered by separate property-specific loans with a total outstanding balance of $191,154 as of December 31, 2022.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2022:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	8	July 2, 2014	93.6
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Allied Drive(2)	Dedham, MA	64,127	2	September 27, 2016	100.0
Office Total		334,267	12		98.7
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	4	December 18, 2013	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(4)	Chicago, IL	92,911	11	December 31, 2018	95.7
Providence Square(5)	Marietta, GA	222,805	27	September 16, 2019	100.0
Retail Total		442,591	44		97.5
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	April 11, 2014	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		760,150	6		100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	September 30, 2015	100.0
The Glenn	Centennial, CO	274,688	306	November 19, 2021	95.1
Residential Total		410,584	444		96.4
Grand Total		1,947,592	62/444		98.2%
____________
(1) Leased percentage is based on executed leases as of December 31, 2022 (including those which have not taken effect as of December 31, 2022), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Allied Drive is a medical office building used primarily as a hospital.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(5) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2022. The table does not include any of the leases from our residential properties, totaling approximately $10,952 in annualized base rent as of December 31, 2022. As of December 31, 2022, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 4.3 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2023(2)	6	253,681	16.7%	$2,161	9.0%
2024	9	82,055	5.4	1,641	6.8
2025	8	77,942	5.1	1,196	4.9
2026	8	288,902	19.1	3,274	13.6
2027	6	142,219	9.4	2,661	11.0
2028	10	352,239	23.2	5,773	24.0
2029	2	105,918	7.0	668	2.8
2030	6	107,794	7.1	3,347	13.9
2031	1	28,914	1.9	492	2.0
2032	—	—	—	—	—
Thereafter	3	76,747	5.1	2,883	12.0
Total	59	1,516,411	100.0%	$24,096	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2022.
(2) See notes (4) and (5) below the Tenant Information table.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2022. The table does not include any of the leases from our residential properties, totaling approximately $10,952 in annualized base rent as of December 31, 2022.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
FedEx Ground Package System, Inc.	210,321	13.9%	$3,891	16.1%	Jul. 2028
Northrop Grumman Systems Corporation(2)	102,015	6.7	3,177	13.2	Feb. 2030
New England Baptist Hospital	59,213	3.9	2,078	8.6	Jul. 2033
Allstate(3)	94,233	6.2	1,361	5.6	May 2026
Dependable Packaging Solutions(4)	182,919	12.1	1,215	5.0	Jan. 2023
Dick’s Sporting Goods	44,477	2.9	1,027	4.3	Feb. 2027
Performance Food Group	159,627	10.5	934	3.9	Dec. 2026
Home Depot	67,613	4.5	627	2.6	Jun. 2027
Bed Bath & Beyond	51,637	3.4	580	2.4	Jan. 2024
Raytheon	17,438	1.1	575	2.4	May 2027
Jewel-Osco(5)	55,024	3.6	559	2.3	Sept. 2023
IEH Auto Parts	57,000	3.8	527	2.2	Sept. 2025
TJX Companies	54,809	3.6	499	2.1	Jan. 2028
Sprouts Farmers Market	28,914	1.9	492	2.0	Jan. 2031
Mission Produce	100,283	6.6	491	2.0	Jan. 2029
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,285,523	84.8	18,033	74.8
Remaining 44 tenants	230,888	15.2	6,063	25.2	Jan. 2023 - May 2039
Total	1,516,411	100.0%	$24,096	100.0%
________________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2022.
(2) Northrop Grumman leases 100% of Loudoun Gateway and has a termination option exercisable at its discretion to be effective on a date of its choice between September 2027 and August 2028 by providing at least six months prior notice.
(3) Allstate leases 100% of Heritage Parkway and has a termination option effective as of May 31, 2024 exercisable at its discretion upon satisfaction of certain conditions and subject to payment of the applicable early termination fee.
(4) In February 2023, we executed a renewal of this lease extending its expiration to January 2026.
(5) In February 2023, Jewel-Osco exercised a renewal option thereby extending its lease expiration to September 2028.

Acquisitions

A summary of our property acquisitions which we have completed in the past three years is included below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.”

Dispositions

We have not disposed of any of our properties.

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2022, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

In May 2022, each of our then current independent directors received a grant of 574 Class D shares of restricted stock pursuant to our independent directors compensation plan. In October 2022, a new independent director was appointed to our board of directors who, in connection therewith, received a grant of 721 Class D shares of our restricted common stock pursuant to our independent directors compensation plan. The shares of Class D restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") as they did not involve any public offering.

Between November 14, 2022 and March 10, 2023, we completed the sale of 250,694 shares of our Class D Shares for an aggregate purchase price of approximately $4,108. The sale of such Class D Shares was made in connection with (i) our Reg D Private Placement to accredited investors, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) our Reg S Private Placement to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder. DWS Distributors, Inc., the dealer manager for our Third Public Offering, also serves as the placement agent for our Private Placements, and received commissions of approximately $1 in connection with the transactions described herein.

Sales of Registered Securities

On January 8, 2020, our Second Public Offering terminated and the SEC declared effective our Third Registration Statement on Form S-11 (File No. 333-232425), upon which we commenced our Third Public Offering. Pursuant to the Third Public Offering, we are offering for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 or Class N.

For the year ended December 31, 2022, for our Third Public Offering, the ratio of the cost of raising capital to capital raised was approximately 3.8%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A, Class S, Class T and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 3, 2023, there were approximately 680, 2,000, 66, 82, 73, 115, 31 and one stockholders of record for the Class A, Class I, Class T, Class N shares, Class M-I shares, Class T2, Class D and Class Z shares, respectively, and no stockholders of record for the Class S shares of our common stock.

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

On December 9, 2022, our board of directors modified our share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of our combined NAV as of September 30, 2022. On December 19, 2022, redemptions received by us reached the 5% limit pursuant to our share redemption plan. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to December 19, 2022 were satisfied 100% on a first-come, first-served basis, and of the 31,528 shares which were requested to be redeemed on December 19, 2022, 3,674 were redeemed on a pro rata basis without regard to share class. We did not accept additional redemption requests during the remainder of December. Such impacted stockholders who wished to request redemption of such unfulfilled requests were required to resubmit their redemption requests beginning January 1, 2023.

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our share redemption plan during the three months ended December 31, 2022. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended December 31, 2022	Shares	Weighted Average Share Price
Class A	96,654	$16.99
Class D	75,471	17.25
Class I	953,065	17.17
Class N	23,996	17.18
Class T	8,251	17.21
Class T2	784	16.96

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2022.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2022	336,597	$17.21	336,597	(1)
November 1 -November 30, 2022	296,798	$17.28	296,798	(1)
December 1 -December 31, 2022	524,826	$17.07	524,826	(1)
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
We invest primarily in the office, industrial, retail and residential sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

Our board of directors will at all times have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to our advisor authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on April 21, 2024.

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2022, our real estate portfolio was comprised of 15 properties diversified across geography and sector. We acquired no properties during the year ended December 31, 2022. We acquired one property, The Glenn, for $128,500, during the year ended December 31, 2021, and no properties during the year ended December 31, 2020.
For our commercial leases in effect as of December 31, 2022, our weighted average remaining lease term was 4.3 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2022:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	8	93.6
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive(2)	Dedham, MA	64,127	2	100.0
Office Total		334,267	12	98.7
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(4)	Chicago, IL	92,911	11	95.7
Providence Square(5)	Marietta, GA	222,805	27	100.0
Retail Total		442,591	44	97.5
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	100.0
The Glenn	Centennial, CO	274,688	306	95.1
Residential Total		410,584	444	96.4
Grand Total		1,947,592	62/444	98.2%
_______________
(1) Leased percentage is based on executed leases as of December 31, 2022 (including those which have not taken effect as of December 31, 2022), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Allied Drive is a medical office building used primarily as a hospital.

(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(5) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2022, our real estate equity securities portfolio consisted of publicly-traded common stock of 28 REITs with a fair value of $26,987. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

The following chart summarizes the diversification of our real estate equity securities portfolio by property type as of December 31, 2022:

Marketable Securities Portfolio Diversification

Specialty: 9.2%
Residential: 17.2%
Self Storage: 7.8%
Retail: 5.4%
Data Centers: 9.9%
Regional Malls: 4.8%
Net Lease: 12.7%
Healthcare: 12.7%
Hotels: 3.2%
Industrial: 17.1%

As of December 31, 2022, our top ten holdings in our real estate equity securities portfolio were as follows:

Security	Sector	Percent of Securities Portfolio
Prologis, Inc.	Industrial	9.9%
Equinix, Inc.	Data Centers	9.4
Public Storage	Self Storage	6.6
VICI Properties Inc.	Specialty	6.3
AvalonBay Communities, Inc.	Residential	5.9
Mid-America Apartment Communities, Inc.	Residential	5.1
Simon Property Group Inc.	Regional Malls	4.8
Ventas Inc.	Healthcare	4.8
Equity Lifestyle Properties	Residential	4.2
Agree Realty Corp.	Net Lease	4.1
Total		61.1%

Real Estate Loan Portfolio

On October 27, 2022, we purchased all of the Class D certificates and certain interest-only certificates of CMBS securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac") for a total investment of $30,855, excluding net accrued interest receivable. The investment was funded by a borrowing from the amended and restated secured revolving credit facility by and among us, as guarantor, and certain of the wholly owned subsidiaries of our Operating Partnership, as co-borrowers, with Wells Fargo Bank, National Association, as administrative agent (the "Wells Fargo Line of Credit"). This borrowing was made by utilizing existing borrowing capacity based on the real estate properties encumbered by the Wells Fargo Line of Credit. Out investment in the CMBS Trust is not collateral for the Wells Fargo Line of Credit.

The Class D certificates represent the most subordinate tranche of the CMBS Trust issued through Freddie Mac's K-Series program. The Class D certificates are a zero-coupon investment with a term of nearly ten years that is purchased at a significant discount to its par value.

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of December 31, 2022, these amounts are $1,156,263 and $1,125,096, respectively. However, the amount of such asset and liability can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net of the above referenced amounts represents our actual investment.

The CMBS Trust is backed by a pool of 52 underlying loans comprised of approximately $1,220,000 of fixed-rate mortgages secured by multifamily properties which are spread across 23 states representing over 10,000 units. As of the closing of the investment, the largest concentrations of the underlying properties were in Florida (14% of the unpaid principal balance, or "UPB"), California (15% of the UPB), Texas (12% of the UPB), New Hampshire (10% of the UPB) and Utah (9% of the UPB).

Market Outlook

U.S. real estate succumbed to capital-markets pressure in the fourth quarter of 2022. The cumulative effects of a roughly 250-basis-point increase in interest rates, which had reverberated through listed markets earlier in the year, ultimately weighed on private real estate valuations. Although total returns were positive for 2022, they turned negative on a quarterly basis at year-end, according to the National Council of Real Estate Fiduciaries (“NCREIF”) in December 2022.

Downward pressure on values contrasted with the industry’s healthy fundamentals. Vacancies remained near all-time lows and rental income expanded briskly (7.5% year-over-year), as reported by NCREIF in December 2022. To be sure, demand for residential and industrial properties softened as consumer spending shifted back to travel and entertainment from housing and goods ordered online, according to CBRE Econometric Advisors (“CBRE-EA”) as of December 2022. Yet, in our view, this represented a transitory correction: long-run trends underpinning these sectors — e-commerce (industrial) and favorable demographics (residential) — remain intact. Moreover, heightened efforts to strengthen supply chains (motivating companies to store more inventory) and higher mortgage rates (increasing the cost of homeownership) promise further support for warehouses and rental housing, respectively.

We believe that valuation pressure will persist in the first half of 2023 as real estate yields adjust to a higher cost of capital. However, strong underlying fundamentals should act as an effective mitigant. Leading indicators, such as the yield curve, signal a potential recession later this year, triggered by inflation and higher interest rates, as the Federal Reserve reported in December 2022. However, we expect the recession to be mild: the Federal Reserve reported in December 2022 that household financial obligations (primarily debt service and housing) remain near 40-year lows. Additionally, the Bureau of Economic Analysis and DWS reported in December 2022 that consumers stockpiled more than $1.5 trillion of surplus savings during the pandemic. According to the Bureau of Labor Statistics and DWS in September 2022, pent-up demand for labor (almost two job openings available for every unemployed person) should prevent significant job losses.

Furthermore, unlike during past cycles, the industry approaches this economic downturn with supply well under control, as labor shortages and soaring materials costs (up about 50% since pre-COVID) have curbed development, per the Census Bureau as of December 2022. Construction spending (inflation-adjusted) tumbled 18% to its lowest level since 2015 in the fourth quarter of 2022, and the rising cost and tighter availability of financing, as well as mounting economic jitters, seem likely to squeeze activity further, according to the Bureau of Economic Analysis as of December 2022.

The supply of new buildings typically trails construction spending by about a year, but we believe that it will drop sharply after the current pipeline is delivered in the first half of 2023. This combination of low vacancy rates, a modest recession, and dwindling supply will sustain healthy fundamentals, in our view, buoying rental growth and investment returns.

Results of Operations

Since our inception, we have acquired 15 properties and invested in real estate equity securities and real estate loans as described above in “Portfolio Information.” We have not disposed of any properties. We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the year ended December 31, 2022 to the year ended December 31, 2021, and for the year ended December 31, 2021 to the year ended December 31, 2020. We review our results of operations with consideration of the properties that we owned for the entire periods of analysis, which we refer to as our “same-store” properties. With respect to the years ended December 31, 2022, 2021 and 2020, the only property we owned that is not a same-store property is The Glenn, which we acquired in November 2021.

	Year Ended December 31,			Year Ended December 31,
	2022	2021	Change	2021	2020	Change
Revenues
Property related income	$41,374	$33,569	$7,805	$33,569	$31,730	$1,839
Investment income on marketable securities	1,112	693	419	693	646	47
Total revenues	42,486	34,262	8,224	34,262	32,376	1,886
Expenses
General and administrative expenses	2,452	1,976	476	1,976	1,887	89
Property operating expenses	12,231	9,552	2,679	9,552	8,580	972
Advisory fees	3,746	8,672	(4,926)	8,672	2,163	6,509
Depreciation	11,516	7,052	4,464	7,052	7,059	(7)
Amortization	7,830	6,174	1,656	6,174	5,774	400
Total operating expenses	37,775	33,426	4,349	33,426	25,463	7,963
Net realized (loss) gain upon sale of marketable securities	(794)	3,179	(3,973)	3,179	(2,363)	5,542
Net unrealized change in fair value of investment in marketable securities	(9,953)	7,094	(17,047)	7,094	788	6,306
Change in net assets of consolidated CMBS Trust	529	—	529	—	—	—
Operating (loss) income	(5,507)	11,109	(16,616)	11,109	5,338	5,771
Interest expense	(9,416)	(6,654)	(2,762)	(6,654)	(7,164)	510
Net (loss) income	$(14,923)	$4,455	$(19,378)	$4,455	$(1,826)	$6,281

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

Property Related Income

Our property related income for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily due to our acquisition of The Glenn, which contributed approximately $6,560 of the increase. The rest of our property portfolio represents our same-store portfolio. The increase in same-store property related income for the year ended December 31, 2022 compared to the same period in 2021 was primarily spread across three properties: (1) new leases at Anaheim Hills Office Plaza; (2) higher rents at The Flats at Carrs Hill; and (3) Commerce Corner where we renewed the lease with Performance Food Group which contributes to higher straight-line revenue due to the longer term combined with higher rents.

Investment Income on Marketable Securities

Our investment income for the year ended December 31, 2022 increased compared to the 2021 period as we added $5,500 to our marketable securities portfolio during the later part of the year ended December 31, 2021.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2022 increased from the same period in 2021 primarily due to higher legal fees, fund administration fees, which are partially based on our NAV, directors and officers insurance resulting from market rate increases and independent director compensation due to an increase in such fees that took effect on July 1, 2022. In addition, general and administrative expenses for the year ended December 31, 2022 include $285 for costs incurred to originate our investment in the CMBS Trust. Such costs are required to be expensed as incurred under GAAP when the fair value option is elected for that such investment.

Property Operating Expenses

Property operating expenses increased for the year ended December 31, 2022 compared to 2021 primarily due to our acquisition of The Glenn, which added approximately $2,202 in the 2022 period. Same-store property operating expenses for the year ended December 31, 2022 increased from the same period in 2021 due to higher utilities, which accounted for approximately one-third of the total increase, as well as higher insurance, repairs and legal costs in connection with several new and renewed leases.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2022 period by $1,131 compared to the 2021 period which is commensurate with the overall increase in our NAV, as we continue to raise and invest capital.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the year ended December 31, 2022, the total return of each share class did not exceeded the required Hurdle Amount, applied on a pro rated basis as applicable, resulting in no performance component of the advisory fee. For the year ended December 31, 2021, the total return of each share class exceeded the required Hurdle Amount for each share class, applied on a pro rated basis as applicable, resulting in our recognition of a performance component of the advisory fee of $6,057.

Depreciation and Amortization

The depreciation and amortization on properties increased in the 2022 period compared to the 2021 period as a result of the acquisition of The Glenn in November 2021, which contributed $6,151 to the overall increase. This increase was offset by decreases at various properties where either acquired leases reached the end of their initial period or the period of depreciation or amortization had expired.

Marketable Securities

Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Publicly-traded real estate securities in general declined in value during the course of the year ended December 31, 2022, leading to our recognition of net realized and net unrealized losses for our marketable securities portfolio of $794 and $9,953, respectively. During the year ended December 31, 2021, our real estate securities portfolio had positive momentum due to general optimism as the nation came to grips with the COVID-19 pandemic, which contributed to a net realized and net unrealized gain of $3,179 and $7,094, respectively.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, namely CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the performance of the CMBS Trust overall. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust.

Interest Expense

The increase in interest expense for the year ended December 31, 2022 from the 2021 period was primarily due to a higher weighted average outstanding balance for all of our fixed rate loans, which increased from $133,920 to $191,485. In November 2021, in connection with our acquisition of The Glenn, we originated a $66,000 loan with a fixed interest rate of 3.02%. Further increasing our interest expense for the year ended December 31, 2022 compared to the 2021 period was a higher weighted average interest rate on our line of credit. Our line of credit was based on LIBOR which increased materially during the year ended December 31, 2022 resulting in the average interest rate on our line of credit increasing from 1.73% to 3.32%. The weighted average outstanding balance on our line credit was $63,684 and $61,914 for the years ended December 31, 2022 and 2021, respectively. Our total outstanding loan balance as of December 31, 2022 consisted of 69% fixed rate loans and 31% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our line of credit.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

The discussion of operating results and financial condition comparing the years ended December 31, 2021 and 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 10-K"), starting on page 66.

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

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation and rising interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net income and NAV. Due to the generally long-term nature of our commercial leases, and inflation since the second quarter of 2021, contractual annual rent increases have not, and may not in the future, be sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon ("BNYM") on a daily basis in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNYM. The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2022:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$585,100	$25.96	$26.14	$26.16	$26.12	$26.00	$25.95	$25.88	$26.18
Investments in real estate equity securities (2)	26,987	1.20	1.20	1.21	1.21	1.20	1.20	1.19	1.20
Real estate loans held in consolidated CMBS Trust, net (3)	31,666	1.41	1.41	1.42	1.42	1.41	1.41	1.40	1.41
Other assets, net (4)	9,736	0.43	0.43	0.44	0.44	0.43	0.43	0.43	0.43
Line of credit (5)	(84,800)	(3.76)	(3.79)	(3.79)	(3.79)	(3.77)	(3.76)	(3.75)	(3.79)
Mortgage loans payable (5)	(191,155)	(8.48)	(8.53)	(8.55)	(8.54)	(8.49)	(8.48)	(8.45)	(8.53)
Other liabilities, net (4)	(7,613)	(0.34)	(0.34)	(0.35)	(0.33)	(0.35)	(0.33)	(0.34)	(0.38)
Net asset value	$369,921	$16.42	$16.52	$16.54	$16.53	$16.43	$16.42	$16.36	$16.52
Note: No Class S shares were outstanding as of December 31, 2022

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of December 31, 2022, the value of our investments in real estate was approximately 17.4% more than their historical cost.
(2)  As of December 31, 2022, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 5.1% more than their historical cost.

(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of December 31, 2022, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 1.3% more than its carry value under GAAP.
(4) Other assets and other liabilities include normal operating items such as cash, accounts receivable, prepaids, accounts payable and due to affiliates, and other accrued liabilities. Each of these are valued at their current carry value as they are typically short term in nature.
(5) Our line of credit is valued at cost. Any other debt obligations originated by us will be valued at amortized cost, while any debt obligations assumed by us in connection with a transaction will be valued at the time of assumption pursuant to the purchase price allocation as required by GAAP. Thereafter, assumed debt will not be revalued but rather the discount or premium that resulted from the purchase price allocation will be amortized over the remaining term of the instrument. Liabilities allocable to a specific class of shares will only be included in the NAV calculation for that class.

As of December 31, 2022, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of December 31, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	7.56%	6.94%
Retail properties	7.04%	6.19%
Industrial properties	5.87%	4.63%
Residential properties	6.07%	4.70%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of December 31, 2022.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.9)%	(2.2)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(2.0)%	(3.6)%
Residential properties	(1.9)%	(3.3)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2022.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$178,551	$7.93	$7.97	$7.98	$7.97	$7.94	$7.93	$7.89	$7.97
Plus:
Unrealized gain on real estate investments (1)	87,666	3.89	3.91	3.92	3.92	3.89	3.89	3.88	3.91
Difference in net assets of consolidated CMBS Trust (2)	295	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Accumulated depreciation (3)	47,399	2.10	2.12	2.12	2.12	2.10	2.10	2.10	2.12
Accumulated amortization (3)	37,807	1.68	1.69	1.69	1.69	1.68	1.68	1.67	1.69
Deferred costs and expenses, net (4)	22,521	1.00	1.01	1.01	1.01	1.00	1.00	1.00	1.01
Less:
Deferred rent receivable (5)	(4,318)	(0.19)	(0.19)	(0.19)	(0.19)	(0.19)	(0.19)	(0.19)	(0.19)
Net asset value	$369,921	$16.42	$16.52	$16.54	$16.53	$16.43	$16.42	$16.36	$16.52
Note: No Class S shares were outstanding as of December 31, 2022.

(1) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(2) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we are reflecting our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV.

(3) Recording of depreciation and amortization are required under GAAP for historical cost financial statements. Because we include our investments in real estate at fair value when determining our NAV, the accumulated depreciation and amortization recorded under GAAP are eliminated for purposes of determining our NAV.

(4) The deferred costs and expenses of $22,521 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $18,307 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,726 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

(5) Under GAAP, rental revenue is recorded on a straight-line basis where the total contractual revenue for a given lease is recognized for the same average amount per month over the lease term. The estimate of fair value for real estate generally does not reflect this straight-line concept and as such, the amount of rent accrued but not yet billed to the tenants (deferred rent receivable) is not considered in determining our NAV.

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
AFFO
We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, the performance component of the advisory fee, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate, the net unrealized change in the fair value of our investments in marketable securities and the net unrealized change in the fair value of our investment in the CMBS Trust. In addition, during the year ended December 31, 2022, we have additionally excluded the amortization of the discount on the note to affiliate. We have made similar adjustments to prior periods for conformity of presentation.
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
The following unaudited table presents a reconciliation of net (loss) income to FFO and AFFO.

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(14,923)	$4,455	$(1,826)

Real estate related depreciation	11,516	7,052	7,059
Real estate related amortization	7,830	6,174	5,774
NAREIT defined FFO	$4,423	$17,681	$11,007

Straight line rents, net	112	(537)	(1,065)
Amortization of above- and below-market lease intangibles, net	(1,574)	(753)	(760)
Amortization of lease incentive	106	106	106
Net unrealized change in fair value of investment in marketable securities	9,953	(7,094)	(788)
Net unrealized change in the fair value of our investment in CMBS Trust	(312)	—	—
Performance component of the advisory fee	—	6,057	—
Amortization of restricted stock awards	55	102	102
Amortization of deferred financing costs	277	276	396
Amortization of discount on note to affiliate	181	174	164
AFFO	$13,221	$16,012	$9,162

We believe that our FFO for the years ended December 31, 2022, 2021 and 2020, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our share redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of the coronavirus pandemic. We commenced our Third Public Offering on January 8, 2020. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of December 31, 2022, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit, we had liquidity of $40,366.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On February 27, 2018, we entered into an amended and restated secured revolving line of credit with Wells Fargo Bank, National Association which was scheduled to mature on February 27, 2023. On January 27, 2023, we entered into a second amended and restated secured revolving line of credit with Wells Fargo Bank, National Association (the "Revised Wells Fargo Line of Credit"). The Revised Wells Fargo Line of Credit matures on February 28, 2025, after which we will have no further right to extend the term of the loan.

The interest rate under the Revised Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement.

The Revised Wells Fargo Line of Credit has a current maximum capacity of $100,000, and we have the option to expand the Revised Wells Fargo Line of Credit up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated.

The Revised Wells Fargo Line of Credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to our share redemption plan and for any other corporate purpose. As of December 31, 2022, our maximum borrowing capacity was $92,983, our outstanding balance was $84,800 and our weighted average interest rate was 5.96%. As of the closing date of January 27, 2023, our maximum borrowing capacity was $95,847, our outstanding balance was $87,800 and our weighted average interest rate was 6.31%.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2022, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Revised Wells Fargo Line of Credit to increase available borrowing capacity under the Revised Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2022. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,933	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,149	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,733	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$191,155
Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2022 are as follows:

Year	Amount
2023*	$97,188
2024	474
2025	493
2026	30,746
2027	145
Thereafter	146,909
Total	$275,955
*On January 27, 2023, $84,800 of this amount was extended to February 2025.
In the future, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our real estate or our marketable securities portfolio decline, such as that which may occur as a result of the coronavirus pandemic, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. For the year ended December 31, 2022, we owed $70 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2022, we raised $426,749 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial public offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022, our total operating expenses (as defined in our charter) were $6,011, which represented 1.1% of our average invested assets and 131.1% of our net income (both as defined in our charter for this purpose).

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2022 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of December 31, 2022, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2022 to Year ended December 31, 2021

Cash flows provided by operating activities during the years ended December 31, 2022 and 2021 were $6,975 and $13,006, respectively. This decrease in cash flow from operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 is primarily due to payment of the performance component of the advisory fee of $6,057 which was earned by our advisor for the year ended December 31, 2021. Also contributing to reduced cash flows from operating activities was higher interest expense paid as we originated a $66,000 loan in November 2021 in connection with our acquisition of The Glenn, and the interest rate on our Wells Fargo Line of Credit increased during 2022 as LIBOR rose in response to the Federal Reserve increasing its benchmark overnight interest rate. These impacts were somewhat offset by higher rents from various tenants across the portfolio.

Cash flows used in investing activities during the years ended December 31, 2022 and 2021 were $34,149 and $135,469, respectively. During the 2022 period, we purchased our real estate loan investment in the CMBS Trust for

$30,944. During the 2021 period, we acquired The Glenn for $127,909, net of prorations. In 2022, we paid approximately $2,264 on improvements to our real estate investments, primarily for a new roof at Commerce Corner, and also for tenant improvements at Anaheim Hills Office Plaza related to new leases. This compares to paid real estate improvements of $1,387 in the 2021 period. During the 2021 period, we invested an additional $5,500 into our real estate securities portfolio, compared to no investments into our securities portfolio during the 2022 period. In connection with our investment in the CMBS Trust, because we are required under GAAP to consolidate the entire trust, we are also required to report certain cash flows of the CMBS Trust on a gross basis even though such cash flows are not actually received by us. Rather, the cash flow of the CMBS Trust is managed by its administrator and the cash flows from the CMBS Trust attributable to the other certificate holders is paid directly to such other holders by the administrator. For the period from the date of our acquisition of the CMBS Trust investment to December 31, 2022, the gross cash flow to the CMBS Trust in the form of principal payments toward the underlying loans was $39.

Cash flows provided by financing activities was $25,240 for the year ended December 31, 2022. We received proceeds of $64,657 in our offerings and paid $3,788 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2022 were $8,403. Of the total distributions declared for the year ended December 31, 2022, $9,563 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2022 that resulted in payments by us of $28,969, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings to repay $46,500 against our outstanding balance on the Wells Fargo Line of Credit. We borrowed $49,000 from our Wells Fargo Line of Credit during the year ended December 31, 2022. Additionally, we made principal payments on our mortgage loans of $718. In connection with our investment in the CMBS Trust, the gross cash flow received by the CMBS Trust was paid to the other certificate holders in the amount of $39.

Cash flow provided by financing activities was $125,461 for the year ended December 31, 2021. We received proceeds of $74,094 in our offerings and paid $2,731 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2021 were $6,221. Of the total distributions declared for the year ended December 31, 2021, $6,421 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2021 that resulted in payments by us of $8,540, after deductions for any applicable 2% short-term trading discounts. We used proceeds from our offerings to repay $55,700 against our outstanding balance on the Wells Fargo Line of Credit. We borrowed $59,500 from our Wells Fargo Line of Credit during the year ended December 31, 2021. Additionally, we made principal payments on our mortgage loans of $503. During the year ended December 31, 2021, we originated a 66,000 loan in connection with our acquisition of The Glenn. We also extended our Wells Fargo Line of Credit. In connection with both of these loans, we paid $438 in loan financing costs.

Comparison of Year ended December 31, 2021 to Year ended December 31, 2020

The discussion of liquidity and capital resources comparing the years ended December 31, 2021 and 2020 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2021 10-K, starting on page 78.

Distributions

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. We are authorized to borrow money, issue new securities or sell assets to make distributions. There are no restrictions on the ability of our operating partnership to transfer funds to us.

Distributions are made on all classes of our common stock at the same time. The per share amount of distributions on the various share classes differ because of different allocations of class-specific fees. We use the record-share method of determining the per share amount of distributions for each class of shares, although our board of directors may choose any other method. The record-share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the total dollar amount to be distributed on our common shares is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of our common shares outstanding on the record date. Such per share amount is then reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.

Our board of directors and our advisor periodically review the distribution policy to determine the appropriateness of our distribution rate relative to our current and forecasted cash flows. We intend to continue to declare and make distributions on a monthly basis, based on monthly record dates.

Our board of directors authorized and declared daily cash distributions for the period from January 1, 2022 through June 30, 2022, which were payable monthly for the period commencing on January 1, 2022 and ending on June 30, 2022 for each share of common stock outstanding. Beginning July 1, 2022, while we remain a daily NAV REIT allowing for daily purchases and redemptions of shares of our common stock, our board of directors has authorized distributions to our stockholders with a single record date for each month rather than with daily record dates. Accordingly, distributions for each month are accrued and thus reduce our NAV by such accrual once per month on the business day after the record date. Stockholders for each share class receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

Our board of directors authorized and we declared cash distributions for each month for each share of our common stock outstanding on each record date. The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period.

	Three Months Ended				Year Ended December 31, 2022
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364	$0.22499034	$0.22493054
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$2,095	$8,472
Distributions reinvested	2,210	2,464	2,410	2,479	9,563
Distributions declared	$4,230	$4,681	$4,550	$4,574	$18,035

Net Cash Provided by Operating Activities:	$(3,844)	$4,936	$4,187	$1,696	$6,975

Funds From Operations:	$47	$(2,594)	$905	$6,065	$4,423

Total distributions declared to stockholders for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Distributions:
Distributions paid or payable in cash	$8,472	$6,407	$5,344
Distributions reinvested	9,563	6,421	5,482
Distributions declared	$18,035	$12,828	$10,826

Net Cash Provided by Operating Activities:	$6,975	$13,006	$9,572

Funds From Operations(1):	$4,423	$17,681	$11,007

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations.

For the year ended December 31, 2020, we paid $909 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2020. We also paid our advisor $1,069 for the performance component of the advisory fee that was payable for the year ended December 31, 2019. As a result, for the year ended December 31, 2020, our distributions were covered 88.4% by cash flow from operations and 11.6% by borrowings. For the year ended December 31, 2021, our distributions were covered 100% by cash flow from operations. For the year ended December 31, 2022, we paid our advisor $6,057 for the performance component of the advisory fee that was payable for the year ended December 31, 2021. As a result, our distributions for the year ended December 31, 2022 were covered 38.7% by cash flow from operations and 61.3% by borrowings.

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

Redemptions

For details on our redemptions for the years ended December 31, 2022, 2021 and 2020, please see Note 10—Capitalization to our consolidated financial statements contained within this Annual Report on Form 10-K. Also see Part II, Item 5 “Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Plan.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of December 31, 2022, we had $84,800 outstanding under our Wells Fargo Line of Credit bearing interest at approximately 5.96%, representing approximately 60.4% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $424 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the COVID-19 pandemic, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We are exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates and general market conditions, including the effects of the COVID-19 pandemic. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2022, we owned $26,987 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2022 would result in a change of $2,699 to the unrealized gain on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of December 31, 2022, our net investment in the CMBS Trust was valued at $31,167. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $3,117.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2023 Proxy Statement") relating to our 2023 annual meeting of stockholders (our “2023 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2023.
On February 3, 2023, our board of directors determined to hold the 2023 Annual Meeting on May 11, 2023.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our 2023 Proxy Statement.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2017.
3.2	Articles Supplementary to the Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 24, 2020.
3.3	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 28, 2023.
4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.
4.2	Third Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2020.
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

10.9
Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of January 27, 2023, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Heritage Parkway, LLC, RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Allied Drive, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2023.

10.10
Guaranty Agreement, dated as of March 6, 2015, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 11, 2015.

10.11
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

10.13
Indemnity Agreement, as of March 1, 2016, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 22.

10.14
Fixed Rate Term Loan Agreement, entered into as of December 1, 2016, by and between RPT 1109 Commerce Boulevard, LLC, as borrower, and Hartford Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2016.

10.15
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

10.17
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

10.20
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

10.23
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

10.25
Agreement of Purchase and Sale, dated October 25, 2021, by and between Jones I MNMA, L.L.C. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.26
Assignment and Assumption of Agreement of Purchase and Sale, dated November 4, 2021, by and between RREEF America L.L.C. and RPT The Glenn, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.27
Loan Agreement, dated November 19, 2021, between RPT The Glenn, LLC, as borrower, and Massachusetts Mutual Life Insurance Company, as lender, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.28
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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XRBL document)
______________

*	Filed herewith
**	Furnished herewith

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

Date: March 16, 2023

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

Name	Title	Date

/S/ ANNE-MARIE VANDENBERG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2023
Anne-Marie Vandenberg

/S/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
Eric M. Russell

/S/ W. TODD HENDERSON	Chairman of the Board	March 16, 2023
W. Todd Henderson

/S/ DEBORAH H. MCANENY	Independent Director	March 16, 2023
Deborah H. McAneny

/S/ GREGG A. GONSALVES	Independent Director	March 16, 2023
Gregg A. Gonsalves

/S/ CHARLES H. WURTZEBACH	Independent Director	March 16, 2023
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Expected hold period of real estate investments

As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying amount of its real estate investments whenever events or changes in circumstances indicate their carrying amount may not be fully recoverable, such as a reduction in the expected hold period of a real estate investment. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. Investments in real estate assets as of December 31, 2022 were $420.6 million.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.
Chicago, Illinois
March 16, 2023

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Investment in real estate assets, net	$420,552	$437,232
Investment in marketable securities	26,987	36,825
Real estate loans held in consolidated CMBS Trust, at fair value	1,156,263	—
Cash and cash equivalents	5,197	7,131
Receivables, net of allowance for doubtful accounts of $35 and $22, respectively	6,602	6,113
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,239	—
Deferred leasing costs, net of amortization of $2,037 and $1,559, respectively	3,325	2,673
Prepaid and other assets	2,324	1,641
Total assets	$1,625,489	$491,615
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$84,780	$82,152
Mortgage loans payable, net	190,433	191,001
Bonds payable held in consolidated CMBS Trust, at fair value	1,125,096	—
Accrued interest payable on bonds held in consolidated CMBS Trust	4,137	—
Accounts payable and accrued expenses	4,798	3,503
Due to affiliates	18,894	22,921
Note to affiliate, net of unamortized discount of $461 and $642, respectively	4,922	4,741
Acquired below-market lease intangibles, less accumulated amortization of $7,706 and $6,090, respectively	10,859	12,475
Distributions payable	696	627
Other liabilities	2,323	2,444
Total liabilities	1,446,938	319,864
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,345,525 and 4,105,093 issued and outstanding, respectively	43	41
Class D common stock, 3,226,181 and 2,162,181 issued and outstanding, respectively	32	22
Class I common stock, 12,939,113 and 12,195,381 issued and outstanding, respectively	129	122
Class M-I common stock, 360,762 and 152,584 issued and outstanding, respectively	4	1
Class N common stock, 659,082 and 270,652 issued and outstanding, respectively	7	3
Class S common stock, none issued	—	—
Class T common stock, 351,926 and 770,097 issued and outstanding, respectively	4	8
Class T2 common stock, 475,565 and 105,435 issued and outstanding, respectively	5	1
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	278,007	238,275
Deficit	(99,681)	(66,723)
Total stockholders' equity	178,551	171,751
Total liabilities and stockholders' equity	$1,625,489	$491,615
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Property related income	$41,374	$33,569	$31,730
Investment income on marketable securities	1,112	693	646
Total revenues	42,486	34,262	32,376
Expenses
General and administrative expenses	2,452	1,976	1,887
Property operating expenses	12,231	9,552	8,580
Advisory fees	3,746	8,672	2,163
Depreciation	11,516	7,052	7,059
Amortization	7,830	6,174	5,774
Total operating expenses	37,775	33,426	25,463
Net realized (loss) gain upon sale of marketable securities	(794)	3,179	(2,363)
Net unrealized change in fair value of investment in marketable securities	(9,953)	7,094	788
Change in net assets of consolidated CMBS Trust	529	—	—
Operating (loss) income	(5,507)	11,109	5,338
Interest expense	(9,416)	(6,654)	(7,164)
Net (loss) income	$(14,923)	$4,455	$(1,826)

Basic and diluted net (loss) income per share of Class A common stock	$(0.69)	$0.27	$(0.12)
Basic and diluted net (loss) income per share of Class I common stock	$(0.69)	$0.26	$(0.12)
Basic and diluted net (loss) income per share of Class T common stock	$(0.69)	$0.26	$(0.12)
Basic and diluted net (loss) income per share of Class D common stock	$(0.69)	$0.25	$(0.12)
Basic and diluted net (loss) income per share of Class N common stock	$(0.69)	$0.27	$(0.12)
Basic and diluted net (loss) income per share of Class M-I common stock	$(0.69)	$0.11	$—
Basic and diluted net (loss) income per share of Class T2 common stock	$(0.69)	$0.09	$—
Basic and diluted net (loss) income per share of Class Z common stock	$(0.69)	$0.62	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2019	—	$—	14,493,533	$145	$169,395	$(45,698)	$123,842
Issuance of common stock	—	—	2,070,385	21	29,849	—	29,870
Issuance of common stock through the distribution reinvestment plan	—	—	383,881	4	5,478	—	5,482
Redemption of common stock	—	—	(1,772,695)	(18)	(25,263)	—	(25,281)
Distributions to investors	—	—	—	—	—	(10,826)	(10,826)
Other offering costs	—	—	—	—	(8,164)	—	(8,164)
Equity based compensation	—	—	7,127	—	102	—	102
Discount on note to affiliate	—	—	—	—	(236)	—	(236)
Net loss	—	—	—	—	—	(1,826)	(1,826)
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$112,963
Issuance of common stock	—	—	4,791,861	48	74,110	—	74,158
Issuance of common stock through the distribution reinvestment plan	—	—	415,624	4	6,417	—	6,421
Redemption of common stock	—	—	(560,382)	(5)	(8,470)	—	(8,475)
Distributions to investors	—	—	—	—	—	(12,828)	(12,828)
Other offering costs	—	—	—	—	(5,045)	—	(5,045)
Equity based compensation	—	—	7,089	—	102	—	102
Net income	—	—	—	—	—	4,455	4,455
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	3,735,293	37	64,647	—	64,684
Issuance of common stock through the distribution reinvestment plan	—	—	556,592	5	9,558	—	9,563
Redemption of common stock	—	—	(1,698,605)	(16)	(29,157)	—	(29,173)
Distributions to investors	—	—	—	—	—	(18,035)	(18,035)
Other offering costs	—	—	—	—	(5,371)	—	(5,371)
Equity based compensation	—	—	3,451	—	55	—	55
Net loss	—	—	—	—	—	(14,923)	(14,923)
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(14,923)	$4,455	$(1,826)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,516	7,052	7,059
Net realized loss (gain) upon sale of marketable securities	794	(3,179)	2,363
Net change in unrealized loss (gain) on investments held at fair value	9,641	(7,094)	(788)
Share based incentive compensation	55	102	102
Amortization of intangible lease assets and liabilities	6,362	5,526	5,120
Amortization of deferred financing costs	278	275	391
Straight line rent	112	(537)	(1,065)
Amortization of discount on note to affiliate	181	174	164
Changes in assets and liabilities:
Receivables, net	(522)	(281)	122
Accrued interest receivable net of accrued interest payable, CMBS Trust	(13)	—	—
Deferred leasing costs	(365)	(400)	(909)
Prepaid and other assets	(316)	(77)	(59)
Accounts payable and accrued expenses	272	720	70
Other liabilities	(97)	114	(100)
Due to affiliates	(6,000)	6,156	(1,072)
Net cash provided by operating activities	6,975	13,006	9,572
Cash flows from investing activities:
Investment in real estate and related assets	—	(127,909)	—
Improvements to real estate assets	(2,264)	(1,387)	(2,004)
Investment in marketable securities	(33,529)	(26,403)	(25,250)
Proceeds from sale of marketable securities	32,549	20,230	24,572
Purchase of investment in CMBS Trust	(30,944)	—	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	39	—	—
Net cash used in investing activities	(34,149)	(135,469)	(2,682)
Cash flows from financing activities:
Proceeds from line of credit	49,000	59,500	13,000
Repayment of line of credit	(46,500)	(55,700)	(16,100)
Proceeds from mortgage loans payable	—	66,000	—
Repayment of mortgage loans payable	(718)	(503)	(262)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(39)	—	—
Proceeds from issuance of common stock	64,657	74,094	30,284
Payment of financing costs	—	(438)	—
Payment of offering costs	(3,788)	(2,731)	(3,205)
Distributions to investors	(8,403)	(6,221)	(5,342)
Redemption of common stock	(28,969)	(8,540)	(25,366)
Net cash provided by (used in) financing activities	25,240	125,461	(6,991)
Net (decrease) increase in cash and cash equivalents	(1,934)	2,998	(101)
Cash and cash equivalents, beginning of period	7,131	4,133	4,234
Cash and cash equivalents, end of period	$5,197	$7,131	$4,133

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2022	2021	2020
Distributions declared and unpaid	$696	$627	$443
Common stock issued through the distribution reinvestment plan	9,563	6,421	5,482
Purchases of marketable securities not yet paid	79	97	52
Proceeds from sale of marketable securities not yet received	95	42	89
Proceeds from issuance of common stock not yet received	175	149	86
Redemption of common stock not yet paid	204	—	65
Extinguishment on note to affiliate	—	—	3,567
Discount on note to affiliate	—	—	236
Accrued offering costs not yet paid	3,509	3,767	4,973
Capital expenditures not yet paid	375	330	245
Supplemental Cash Flow Disclosures:
Interest paid	$8,600	$5,964	$6,476
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$128,639	$—
Prepaid and other assets acquired	—	70	—
Other liabilities assumed	—	(800)	—
Investment in real estate and related assets	$—	$127,909	$—
In connection with the investment in CMBS Trust and its consolidation, certain other assets and liabilities were assumed:
Real estate loans held in consolidated CMBS Trust, at fair value	$1,157,636	$—	$—
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,365	—	—
Bonds payable held in consolidated CMBS Trust, at fair value	(1,126,781)	—	—
Accrued interest payable on bonds held in consolidated CMBS Trust	(4,276)	—	—
Purchase of investment in CMBS Trust	$30,944	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(in thousands, except share and per share data)

NOTE 1 — ORGANIZATION
RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and RREEF Property OP Holder, LLC (the "OP Holder"), a wholly owned subsidiary of the Company, is the limited partner of the Operating Partnership. The Company's sponsor and advisor is RREEF America, L.L.C. (“RREEF America”).
The Company invests in a diversified portfolio consisting primarily of high quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and residential properties (“Real Estate Properties”). The Company also invests in common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and in debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).
The Company raises capital through a combination of public and private offerings of its shares of common stock. On January 3, 2013, the Company commenced its initial public offering which continued until June 30, 2016 (the “Initial Public Offering”). On July 12, 2016, the Company commenced its second public offering which continued until January 8, 2020 (the “Second Public Offering”).

On January 8, 2020, the Company commenced its third public offering which is currently ongoing (the “Third Public Offering”). In the Third Public Offering, the Company is offering to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 10). Class N shares can only be acquired via (a) conversion from Class T shares in accordance with the provisions of Class T shares, and (b) thereafter via the Company’s distribution reinvestment plan. The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 9.

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
Together, the Initial Public Offering, the Second Public Offering, the Third Public Offering and the Private Offerings are collectively referred to as the "Offerings."

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
December 31, 2022
(in thousands, except share and per share data)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2022.

Certain amounts in the prior period consolidated financial statements and/or footnotes have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a variable interest entity (“VIE”) and whether the Company is the primary beneficiary. Under ASC 810, Consolidation, the Company is the primary beneficiary of a VIE when it has both (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means.
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
December 31, 2022
(in thousands, except share and per share data)

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

Acquired above- and below-market lease values are estimated based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized to rental revenue over the remaining terms of the respective leases, which include, for below-market leases, periods covered by bargain fixed-rate renewal options if, at the time of acquisition, the exercise of such renewal options are determined to be sufficiently economically advantageous to the tenant. The Company evaluates the remaining useful life of intangible assets to determine whether events and circumstances or changes in the underlying assumptions warrant a revision to the remaining period of amortization. Any changes to the useful life are amortized prospectively over the revised remaining useful life. If a lease is terminated prior to its scheduled expiration, the unamortized portion of the in-place lease is charged to amortization expense and the unamortized portion of the above- or below-market lease is charged to rental revenue.

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2022 and 2021, none of the Company's real estate investments were impaired.
Investments in Marketable Securities
In accordance with the Company’s investment guidelines as approved by the Company’s board of directors, investments in marketable securities may consist of common and preferred stock of publicly traded REITs and other

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

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
CMBS Trust
In October 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of commercial mortgage backed securities ("CMBS") securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac"). An entity is a VIE when the interests of the entity provide differing rights and obligations to its holders. In particular, the CMBS Trust is a VIE as substantially all of its activities are for the benefit of the more senior tranches, but these senior tranches hold disproportionately few rights. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. The Company believes the performance of the assets that underlie a CMBS issuance most significantly impact the economic performance of the trust itself, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. The Class D certificates purchased by the Company represent the most subordinate tranche of the CMBS Trust giving the Company the aforementioned controlling class powers and therefore the Company is the primary beneficiary of the CMBS Trust. Accordingly, the Company consolidates the CMBS Trust in its entirety.

While the Company has certain rights related to the special servicer, the Company does not have the ability to direct operating activities of the CMBS Trust. The assets of the CMBS Trust cannot be used to settle the liabilities of the Company nor is the Company obligated to use the Company's assets to settle the liabilities of the CMBS Trust. The Company's exposure to the CMBS Trust is through the subordinated tranches that the Company actually owns and is limited to the Company's investment in the CMBS Trust. For financial reporting purposes, the underlying mortgage loans held by the CMBS Trust are recorded as a separate line item on the consolidated balance sheet under “Real estate loans held in consolidated CMBS Trust, at fair value.” The liabilities of the CMBS Trust consist solely of obligations to the other certificate holders of the consolidated CMBS Trust, excluding the certificates held by the Company. The liabilities are presented as “Bonds payable held in consolidated CMBS Trust, at fair value” on the consolidated balance sheet.

The Company has elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the CMBS Trust in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the certificates owned by the Company. The Company has elected to show interest income and interest expense related to the CMBS Trust in aggregate with the change in fair value as “Change in net assets of consolidated CMBS Trust” on the consolidated statements of operations. The residual difference between the fair value of the CMBS Trust’s assets and liabilities represents the Company’s investments in the specific securities it owns at fair value.
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
December 31, 2022
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if an entity has determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macro economic conditions, such as inflation and interest rates. As of December 31, 2022, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one lease where the tenant is expected to terminate its lease early.

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
December 31, 2022
(in thousands, except share and per share data)

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2022 and 2021 the Company has accrued $18,307 and $16,343, respectively, in Trailing Fees to be payable in the future which was included in Due to affiliates on the consolidated balance sheet.
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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2022, 2021 and 2020, the Company has no liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 14.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 9), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company originally granted Class I Shares to its independent directors (see Note 10), which qualified as participating securities. During the three months ended March 31, 2021, the Company converted the granted shares from Class I Shares to Class D Shares for its independent directors (see Note 10), which qualify as participating securities. Thereafter, Annual Share Grant Awards (defined in Note 10 below) will be in Class D Shares.
Risks and Uncertainties
As of December 31, 2022 and 2021, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the Russia-Ukraine war or the COVID-19 pandemic. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing net capital raise, the Company's real estate securities portfolio and availability under the Revised Wells Fargo Line of Credit (as defined below), the Company believes it has, and intends to maintain, sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 6 and 10.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. On January 27, 2023, the Company amended and restated its line of credit with Wells Fargo Bank which, among other changes, extended the maturity date to February 28, 2025 and changed the interest rate index from LIBOR to the secured overnight financing rate ("SOFR"). In connection therewith, the Company did not elect to apply any of the optional expedients of ASU 2020-04 and entering into the amended and restated line of credit with Wells Fargo Bank did not have a material impact on the Company's consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
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
The Company's investment in the CMBS Trust is valued using Level 2 inputs with the assistance of an independent valuation agent who may use broker-dealer quotations, reported trades and other observable market data. The independent valuation agent's discounted cash flow models for securities such as those issued by the CMBS Trust generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security and incorporate specific collateral performance, as applicable. The Company has elected to apply the measurement alternative under GAAP and measures both the financial assets and financial liabilities of the CMBS Trust it consolidates using the fair value of the financial liabilities, which it considers more observable than the fair value of the financial assets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$26,987	$—	$—	$26,987
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,156,263	—	1,156,263
Total	$26,987	$1,156,263	$—	$1,183,250

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,096	$—	$1,125,096

	December 31, 2021
Assets	Level 1	Level 2	Level 3	Total
Investment in marketable securities	$36,825	$—	$—	$36,825
The fair value of the Company's line of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2022 and 2021 approximated its fair value of $84,800 and $82,300, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $179,710 and $193,636 as of December 31, 2022 and 2021, respectively. If the valuation of the Company's properties as of December 31, 2022 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,380 and $4,350 as of December 31, 2022 and 2021, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2022 and 2021.

				Range
	Fair Value at December 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$84,800	Discounted cash flow	Loan to value	51.8%	51.9%	51.9%
			Market interest rate	5.96%	5.96%	5.96%
Mortgage Loans Payable	179,710	Discounted cash flow	Loan to value	21.8%	55.0%	45.3%
			Market interest rate	3.41%	6.40%	5.96%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%

				Range
	Fair Value at December 31, 2021	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$82,300	Discounted cash flow	Loan to value	51.5%	51.6%	51.5%
			Market interest rate	1.71%	1.71%	1.71%
Mortgage Loans Payable	193,636	Discounted cash flow	Loan to value	30.1%	57.8%	46.3%
			Market interest rate	2.50%	4.05%	3.20%
Note to Affiliate	4,350	Discounted cash flow	Market interest rate	4.50%	4.50%	4.50%
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
Shown below are details of the Company's investments in real estate.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	December 31,
	2022	2021
Land	$135,169	$135,169
Buildings and improvements, less accumulated depreciation of $45,734 and $35,225, respectively	259,429	267,826
Furniture, fixtures and equipment, less accumulated depreciation of $1,665 and $658, respectively	2,443	3,226
Acquired intangible lease assets, less accumulated amortization of $43,476 and $35,976, respectively	23,511	31,011
Investment in real estate assets, net	$420,552	$437,232
The Company acquired no real estate properties during the year ended December 31, 2022, one real estate property during the year ended December 31, 2021 and no real estate properties during the year ended December 31, 2020.
On November 19, 2021, the Company acquired The Glenn for a purchase price of $128,500, excluding closing costs. The acquisition was funded with proceeds from the Offerings, a borrowing of $55,000 under the Company's line of credit and a secured, fully non-recourse loan for $66,000 from Massachusetts Mutual Life Insurance Company. The Glenn is a six story, 306-unit mid-rise residential community in Centennial, Colorado with 274,688 rentable square feet (unaudited).
All leases at The Glenn have been classified as operating leases.

Under ASC 805, The Glenn acquisition was determined to be an asset acquisition, resulting in the Company's capitalization of $139 of acquisition related costs.

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

The Company’s estimated revenues and net loss, on a pro forma basis, as if The Glenn acquisition was completed on January 1, 2020, are as follows (unaudited):

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
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

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2022 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2023	$3,919	$32	$(2,827)
2024	1,970	12	(475)
2025	1,946	12	(475)
2026	1,889	12	(475)
2027	1,707	12	(474)
Thereafter	11,990	10	(6,133)
Total	$23,421	$90	$(10,859)

Weighted average remaining amortization period (in years)	10.0	4.6	15.4

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2022 and 2021, the Company owned 15 properties comprised of four office properties (including one medical office property), four retail properties, five industrial properties, two residential properties (including one student housing property). As of December 31, 2020, the Company owned 14 properties comprised

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

of four office properties (including one medical office property), four retail properties, five industrial properties and one student housing property. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2022, 2021 and 2020 is comprised of the following:

	2022	2021	2020
Lease revenue¹	$40,018	$32,385	$30,011
Straight-line revenue	(112)	537	1,065
Above- and below-market lease amortization, net	1,574	753	760
Lease incentive amortization	(106)	(106)	(106)
Property related income	$41,374	$33,569	$31,730
[1]Lease revenue includes $5,242, $5,062 and $4,508 of variable income from tenant reimbursements for the years ended December 31, 2022, 2021 and 2020, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of December 31, 2022 are as follows:

Year ended December 31,	Future Minimum Rent
2023	$22,642
2024	21,694
2025	20,706
2026	18,949
2027	13,608
Thereafter	33,532
$131,131

The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $11,208 of lease revenue for the year ended December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2022, 2021 and 2020 are shown below.

	Percent of property related income
Property	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
The Glenn, Centennial, CO	17.8%	—%	—%
Providence Square, Marietta, GA	11.1	13.5	13.7
Seattle East Industrial, Redmond, WA	10.5	12.9	13.6
The Flats at Carrs Hill, Athens, GA	9.3	10.9	10.8
Total	48.7%	37.3%	38.1%

	Percent of property related income
Tenant	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
FedEx Ground - Seattle East Industrial	10.5%	12.9%	13.6%
Total	10.5%	12.9%	13.6%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2022, 2021 and 2020 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2022	December 31, 2021	December 31, 2020
FedEx Ground - Seattle East Industrial	11.1%	11.8%	14.8%
Northrop Grumman Systems Corporation - Loudoun Gateway	9.1	9.3	11.4
Total	20.2%	21.1%	26.2%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2022 and 2021, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2022	December 31, 2021
Marketable securities—cost	$25,679	$25,564
Unrealized gains	2,556	11,280
Unrealized losses	(1,248)	(19)
Net unrealized gain	1,308	11,261
Marketable securities—fair value	$26,987	$36,825

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2022, marketable securities sold generated proceeds of $32,604 resulting in gross realized gains of $2,984 and gross realized losses of $3,778. During the year ended December 31, 2021, marketable securities sold generated proceeds of $20,185 resulting in gross realized gains of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

$3,403 and gross realized losses of $224. During the year ended December 31, 2020, marketable securities sold generated proceeds of $24,496 resulting in gross realized gains of $1,011 and gross realized losses of $3,374.

During the first quarter of 2023, the Company sold virtually all of its investments in marketable securities generating proceeds of approximately $29,000 and net realized gains of approximately $3,500. Of these proceeds, $17,000 was used to pay down the outstanding balance on the Revised Wells Fargo Line of Credit (defined in Note 8).

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,220,000 of outstanding principal balance as of December 31, 2022. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
The Company elected the fair-value measurement alternative under GAAP and thus carries the CMBS Trust's assets and liabilities at fair value in its consolidated balance sheets. The net amount of such consolidated assets and consolidated liabilities represents the Company's actual investment. The Company recognizes changes in the CMBS Trust's net assets, including changes in fair-value adjustments and net interest earned, in its consolidated statement of operations. With respect to the Company's consolidated statement of cash flows, the full gross amount of cash interest received from the CMBS Trust net of the full gross amount of cash interest paid to the other certificate holders of the CMBS Trust is contained within the cash flows from operating activities. In addition, payments of principal on a gross basis received by the CMBS Trust is included in cash flows from investing activities, while the payment of such principal on a gross basis to the other certificate holders is included within cash flows from financing activities.
The following table presents the Company's net investment in the CMBS Trust.

December 31, 2022
Real estate loans held in consolidated CMBS Trust, at fair value	$1,156,263
Bonds payable held in consolidated CMBS Trust, at fair value	1,125,096
Net investment in CMBS Trust, at fair value	$31,167

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Wells Fargo Line of Credit was scheduled to mature on February 27, 2023. The interest rate under the Wells Fargo Line of Credit was based on the 1-month, 2-month or 3-month LIBOR (at the Company's discretion) with a spread of 160 to 180 basis points depending on the debt yield as defined in the credit agreement. As of December 31, 2022, the outstanding balance was $84,800 and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

the weighted average interest rate was 5.96%. As of December 31, 2021, the outstanding balance was $82,300 and the weighted average interest rate was 1.71%.

On January 27, 2023, the Wells Fargo Line of Credit was further amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the “Revised Wells Fargo Line of Credit”).The Revised Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Revised Wells Fargo Line of Credit being syndicated. The interest rate under the Revised Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement. As of the closing date, the outstanding balance was $87,800 and the weighted average interest rate was 6.31%.

At any time, the borrowing capacity under the Revised Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revised Wells Fargo Line of Credit. Proceeds from the Revised Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of the closing of the Revised Wells Fargo Line of Credit, the Company's maximum borrowing capacity was $95,847.

The Revised Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be six properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of December 31, 2022 and as of the closing of the Revised Wells Fargo Line of Credit.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2022 and 2021:

	Balance at
Lender	December 31, 2022	December 31, 2021
Wells Fargo	$84,800	$82,300
Deduct: Deferred financing costs, less accumulated amortization	(20)	(148)
Line of credit, net	$84,780	$82,152

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for a one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2022 and 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	December 31, 2022	December 31, 2021	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,933	$12,213	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,149	17,470	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,733	6,849	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$191,155	$191,872
Deduct: Deferred financing costs, less accumulated amortization		(722)	(871)
Mortgage loans payable, net		$190,433	$191,001

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2022 are as follows:

Year	Amount
2023*	$97,188
2024	474
2025	493
2026	30,746
2027	145
Thereafter	146,909
Total	$275,955
*On January 27, 2023, $84,800 of this amount was extended to mature in 2025.

NOTE 9 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America and the Company (the "Advisory Agreement"). The Advisory Agreement is for a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of April 21, 2024. There is no limit to the number of terms for which the Advisory Agreement can be renewed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
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
The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Year Ended December 31,
	2022	2021	2020
Fixed component	$3,746	$2,615	$2,163
Performance component	—	6,057	—
	$3,746	$8,672	$2,163

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
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
For the years ended December 31, 2022 and 2021, RREEF America incurred $298 and $242 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2022 and 2021, the Company had a payable to RREEF America of $70 and $71, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

Expense Support Agreement
Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), RREEF America agreed to defer reimbursement of certain expenses related to the Company's operations that RREEF America has incurred (the “Expense Payments”). The Expense Payments include organization and offering costs and operating expenses as described above under "Advisory Agreement." Through December 31, 2015, the Company had incurred the maximum amount of $9,200 in Expense Payments. The balance of $9,200 in Expense Payments consisted of $3,775 in organization and offering costs for the Initial Public Offering, $196 of offering costs for the Private Offering and $5,229 in operating expenses. The Company has not received any Expense Payments since December 31, 2015.
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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2022. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the period of January 1, 2020 through March 23, 2020, using the previous discount rate of 1.93%, the Company amortized $34 of the discount on the Note to Affiliate into interest expense. For the period of March 24, 2020 through December 31, 2020 using the new discount rate of 3.75%, the Company amortized $130 of the discount on the Note to Affiliate into interest expense. For the years ended December 31, 2022, 2021 and 2020, the Company amortized $181, $174 and $164 respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's Initial Public Offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering and the Third Public Offering. As of December 31, 2022 and 2021, the Company has accrued $171 and $160, respectively, in Trailing Fees currently payable to the Dealer Manager, and $18,307 and $16,343, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2022 and 2021, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $403 and $238, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, certain legal fees of the Dealer Manager and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2022 and 2021, the Dealer Manager incurred $101 and $39, respectively, of such costs. As of December 31, 2022 and 2021, the Company had payable to the Dealer Manager of $22 and $15, respectively, of such cost which were included in Due to Affiliates on the consolidated balance sheets.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

During the Initial Public Offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2022, estimated Trailing Fees payable in the future of $2,360.
During the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2022, estimated accrued Trailing Fees payable in the future of $6,732.
For the Third Public Offering as of December 31, 2022, the Company raised $133,799 in gross proceeds and incurred $14,270 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $9,215.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2022, total operating expenses of the Company were $6,011, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2021, total operating expenses of the Company were $10,625, which exceeded the 2%/25% Guidelines. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance component of the advisory fee, the Company's independent directors determined that the excess expenses were justified.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2022 and 2021, the Company owed its affiliates the following amounts:

	December 31, 2022	December 31, 2021
Reimbursable under the Advisory Agreement	$70	$71
Reimbursable under the Dealer Manager Agreement	22	15
Advisory fees	324	6,332
Accrued Trailing Fees	18,478	16,503
Due to affiliates	$18,894	$22,921

Note to Affiliate	$5,383	$5,383
Unamortized discount	(461)	(642)
Note to Affiliate, net of unamortized discount	$4,922	$4,741

NOTE 10 — CAPITALIZATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

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

Class N shares are not sold in the primary portion of a public offering, but will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a specified amount of commissions, dealer manager fees and distribution fees, not to exceed 8.5% of the investor's purchase price of the Class T shares purchased in the primary portion of such public offering; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such public offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or after disposition of all or substantially all of the Company's assets. For the year ended December 31, 2022, 422,975 Class T Shares were converted to 422,867 Class N Shares. For the year ended December 31, 2021, 255,852 Class T Shares were converted to 255,700 Class N Shares.

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
December 31, 2022
(in thousands, except share and per share data)

During the years ended December 31, 2022, 2021 and 2020, the Company issued common stock, excluding shares issued in the distribution reinvestment plan and Compensation Plan (defined below), as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	444,849	$7,752	451,178	$7,090	107,121	$1,575
Class D Shares	1,141,471	19,715	2,129,740	32,781	693	10
Class I Shares	1,596,892	27,507	1,867,534	28,811	1,891,177	27,201
Class M-I Shares	132,356	2,280	151,387	2,409	—	—
Class N Shares converted from Class T Shares, net	(108)	—	(152)	—	—	—
Class T Shares	41,943	752	87,285	1,372	71,394	1,084
Class T2 Shares	377,890	6,678	104,889	1,695	—	—
Total	3,735,293	$64,684	4,791,861	$74,158	2,070,385	$29,870

There were no Class S Shares issued as of December 31, 2022.

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
December 31, 2022
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

During the years ended December 31, 2022, 2021 and 2020, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

Year Ended December 31, 2022	Shares	Weighted Average Share Price	Amount
Class A	249,326	$17.14	4,263
Class I	1,162,582	17.19	19,957
Class T	45,392	17.34	786
Class D	183,675	17.32	3,175
Class N	42,658	17.27	737
Class M-I	—	—	—
Class T2	14,972	17.33	255

Year Ended December 31, 2021	Shares	Weighted Average Share Price	Amount
Class A	76,130	$14.82	$1,129
Class I	417,883	15.10	6,308
Class T	36,785	16.13	593
Class D	15,038	15.76	232
Class N	14,546	14.65	213
Class M-I	—	—	—
Class T2	—	—	—

Year Ended December 31, 2020	Shares	Weighted Average Share Price	Amount
Class A	393,390	$14.17	$5,574
Class I	1,164,337	14.28	16,613
Class T	38,867	14.17	550
Class D	176,101	14.45	2,544
Class N	—	—	—

The Company's board of directors has the discretion to suspend or modify the share redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend any ongoing public or private offering, including the share redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the share redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. On December 9, 2022, the Company's board of directors modified the Company’s share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of the Company’s combined net asset value as of September 30, 2022, thereby eliminating the portion of available redemption capacity carried over from the three months ended September 30, 2022. On December 19, 2022, total redemptions received by the Company for the three months ended December 31, 2022 reached the limit for the quarter and the Company did not accept any redemption requests for the remainder of December 2022. On January 1, 2023, the Company began accepting redemption requests on a first-come, first-served basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

Equity-Based Compensation

The Company has in place an incentive compensation plan and an independent director compensation plan (the “Compensation Plans”). The Compensation Plans were created to attract, retain and compensate highly-qualified individuals, who are not employees of RREEF Property Trust, Inc. or any of its subsidiaries or affiliates, for service as members of the board by providing them with competitive compensation. The Compensation Plans provided for 5,000 shares of restricted stock to be issued to each of the Company's independent directors once the Company had issued 12,500,000 shares of its common stock in the aggregate from its Offerings.

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

Pursuant to the independent director Compensation Plan, upon completion of each annual stockholder meeting, the Company grants shares of restricted common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards is determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value	Class I Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	7,018	$14.48	12,106	$14.32	17,094	14.34
Changes during the period:
Granted	2,443	17.41	2,025	14.82	2,106	$14.24
Vested	(7,592)	14.70	(7,113)	14.31	(7,094)	14.33
Forfeited	—	—	—	—	—	—
Outstanding, end of period	1,869	17.40	7,018	$14.48	12,106	14.32

Amount included in general and administrative expenses	$55		$102		$102
*After conversion from Class I Shares.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

NOTE 11 - NET INCOME (LOSS) PER SHARE

The Company computes net earnings or loss per share for each class of common stock using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 9) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2022, 2021 and 2020. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Year Ended December 31, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)
Denominator - weighted average number of common shares outstanding	4,280,032	13,068,182	532,372	2,816,313	504,352	227,586	269,524	75,000
Basic and diluted net loss per share:	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)
	Year Ended December 31, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I*	Class T2*	Class Z**
Basic and diluted net income per share:
Allocation of net income before performance fee	$2,335	$6,924	$591	$573	$46	$23	$19	$1
Allocation of performance fees	(1,316)	(4,010)	(339)	(331)	(26)	(19)	(16)	—
Total Numerator	$1,019	$2,914	$252	$242	$20	$4	$3	$1

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
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

NOTE 12 — DISTRIBUTIONS

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364	$0.22499034	$0.22493054
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$2,095	$8,472
Distributions reinvested	2,210	2,464	2,410	2,479	9,563
Distributions declared	$4,230	$4,681	$4,550	$4,574	$18,035
Class A Shares issued upon reinvestment	27,036	28,747	27,308	28,157	111,248
Class I Shares issued upon reinvestment	75,809	80,232	76,719	78,213	310,973
Class T Shares issued upon reinvestment	2,447	2,114	1,852	1,840	8,253
Class D Shares issued upon reinvestment	20,428	25,795	26,490	30,040	102,753
Class N Shares issued upon reinvestment	1,565	2,141	2,211	2,304	8,221
Class M-I Shares issued upon reinvestment	1,224	1,614	2,378	2,716	7,932
Class T2 Shares issued upon reinvestment	885	1,177	2,138	3,012	7,212

	Three Months Ended				Total
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Class A	$786	$837	$786	$790	$3,199
Class I	2,610	2,853	2,726	2,677	10,866
Class T	139	121	80	67	407
Class D	540	666	679	722	2,607
Class N	74	103	137	146	460
Class M-I	36	44	61	72	213
Class T2	28	39	64	83	214
Class Z	17	18	17	17	69
Distributions declared	$4,230	$4,681	$4,550	$4,574	$18,035
*Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Declared distribution amount per share, before adjustment for class-specific fees	$0.17734500	$0.18261880	$0.19181264	$0.19804288
Distributions paid or payable in cash	$1,337	$1,526	$1,703	$1,841	$6,407
Distributions reinvested	1,374	1,429	$1,668	1,950	6,421
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
Class A Shares issued upon reinvestment	23,374	23,507	25,173	25,992	98,046
Class I Shares issued upon reinvestment	66,027	66,872	71,425	72,519	276,843
Class T Shares issued upon reinvestment	3,832	3,377	3,352	3,138	13,699
Class D Shares issued upon reinvestment	643	370	6,105	15,323	22,441
Class N Shares issued upon reinvestment	476	627	798	951	2,852
Class M-I Shares issued upon reinvestment*	—	205	414	578	1,197
Class T2 Shares issued upon reinvestment*	—	2	142	402	546
Class Z Shares issued upon reinvestment**	—	—	—	—	—
* Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Class A	$601	$617	$672	$728	$2,618
Class I	1,933	2,031	2,242	2,409	8,615
Class T	159	163	172	171	665
Class D	9	127	253	423	812
Class N	9	13	16	25	63
Class M-I*	—	4	10	18	32
Class T2*	—	—	6	16	22
Class Z**	—	—	—	1	1
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
* Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Declared distribution rate, before adjustment for class-specific fees	$0.18070416	$0.17763473	$0.17696108	$0.18045340
Distributions paid or payable in cash	$1,369	$1,330	$1,303	$1,342	$5,344
Distributions reinvested	1,339	1,355	1,377	1,411	5,482
Distributions declared	$2,708	$2,685	$2,680	$2,753	$10,826
Class A Shares issued upon reinvestment	25,107	24,380	23,778	23,876	97,141
Class I Shares issued upon reinvestment	63,595	67,373	68,581	69,727	269,276
Class T Shares issued upon reinvestment	4,177	4,451	4,371	4,336	17,335
Class D Shares issued upon reinvestment	—	—	—	4	4
Class N Shares issued upon reinvestment*	—	—	—	125	125
* Class N Shares were first converted from Class T Shares in November 2020.

	Three Months Ended				Total
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Class A	$643	$611	$594	$605	$2,453
Class I	1,866	1,875	1,889	1,952	7,582
Class T	163	164	162	164	653
Class D	36	35	35	30	136
Class N	—	—	—	2	2
Distributions declared	$2,708	2,685	$2,680	$2,753	$10,826
* Class N Shares were first converted from Class T Shares in November 2020.

NOTE 13 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2022, 2021 and 2020:

Characterization	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Ordinary income	14.6244%	8.8961%	26.1155%
Capital gain distribution	—	9.2010	—
Nondividend distributions (return of capital)	85.3756	81.9029	73.8845
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $25, $25 and $28 for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 14 — SEGMENT INFORMATION

For the year ended December 31, 2022, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. For the years ended December 31, 2021 and 2020, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2022 and 2021, and net income (loss) for the years ended December 31, 2022, 2021 and 2020.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of December 31, 2022	$420,552	$26,987	$1,156,263	$1,603,802
Receivables	6,185	211	4,239	10,635
Deferred leasing costs	3,325	—	—	3,325
Prepaid and other assets	920	—	—	920
Subtotal	$430,982	$27,198	$1,160,502	$1,618,682

Reconciliation to total assets of December 31, 2022
Carrying value per reportable segments				$1,618,682
Other assets				6,807
Total assets				$1,625,489

Carrying value as of December 31, 2021	$437,232	$36,825	$—	$474,057
Receivables	5,830	112	—	5,942
Deferred leasing cost	2,673	—	—	2,673
Prepaid and other assets	534	—	—	534
Subtotal	$446,269	$36,937	$—	$483,206

Reconciliation to total assets of December 31, 2021
Carrying value per reportable segments				$483,206
Other assets				8,409
Total assets				$491,615

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Year Ended December 31, 2022
Property related income	$41,374	$—	$—	$41,374
Investment income on marketable securities	—	1,112	—	1,112
Total revenues	41,374	1,112	—	42,486
Segment operating expenses	12,231	33	285	12,549
Net realized loss upon sale of marketable securities	—	(794)	—	(794)
Net unrealized change in fair value of investment in marketable securities	—	(9,953)	—	(9,953)
Change in net assets of consolidated CMBS trust	—	—	529	529
Operating income (loss) - segments	$29,143	$(9,668)	$244	$19,719

Year Ended December 31, 2021
Property related income	$33,569	$—	$—	$33,569
Investment income on marketable securities	—	693	—	693
Total revenues	33,569	693	—	34,262
Segment operating expenses	9,552	33	—	9,585
Net realized gain upon sale of marketable securities	—	3,179	—	3,179
Net unrealized change in fair value of investment in marketable securities	—	7,094	—	7,094
Operating income - segments	$24,017	$10,933	$—	$34,950

Year Ended December 31, 2020
Property related income	$31,730	$—	$—	$31,730
Investment income on marketable securities	—	646	—	646
Total revenues	31,730	646	—	32,376
Segment operating expenses	8,580	38	—	8,618
Net realized loss upon sale of marketable securities	—	(2,363)	—	(2,363)
Net unrealized change in fair value of investment in marketable securities	—	788	—	788
Operating income (loss) - segments	$23,150	$(967)	$—	$22,183

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2022
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net (loss) income	2022	2021	2020
Operating income - segments	$19,719	$34,950	$22,183
General and administrative expenses	(2,134)	(1,943)	(1,849)
Advisory expenses	(3,746)	(8,672)	(2,163)
Depreciation	(11,516)	(7,052)	(7,059)
Amortization	(7,830)	(6,174)	(5,774)
Operating income	(5,507)	11,109	5,338
Interest expense	(9,416)	(6,654)	(7,164)
Net (loss) income	$(14,923)	$4,455	$(1,826)

NOTE 15 — ECONOMIC DEPENDENCY
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

NOTE 16 — COMMITMENTS AND CONTINGENCIES
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

NOTE 17 — SUBSEQUENT EVENTS

On January 12, 2023, the Company sold land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from its Flats at Carrs Hill investment for approximately $657.

On January 27, 2023, the Company amended and restated its Wells Fargo Line of Credit. See Note 8.

As of February 23, 2023, the Company received share redemption requests during the three months ending March 31, 2023 in excess of the limit of 5% of the Company’s combined NAV as of December 31, 2022. As a result of reaching the quarterly redemption volume limitation under the share redemption plan, the Company will no longer accept additional redemption requests until April 1, 2023. All unsatisfied redemption requests received during the three months ending March 31, 2023 must be resubmitted on or after April 1, 2023 to be accepted.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2022 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$6,603	$2,311	$10,989	$—	$13,300	$(6,012)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(I)	6,733	3,713	9,015	282	13,010	(2,863)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(G)	11,933	3,397	16,353	1,772	21,522	(5,191)	1998	4/11/2014	5 - 40
Anaheim Hills Office Plaza, Anaheim, CA, Office	(E)	9,919	6,520	11,980	3,577	22,077	(7,187)	2008	7/2/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	12,368	10,628	11,222	—	21,850	(2,815)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(H)	14,500	3,144	23,856	1,066	28,066	(9,378)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	10,775	2,042	19,908	—	21,950	(12,587)	1998	12/21/2015	5 - 40
40 Allied Drive, Dedham, MA, Medical Office	(E)	21,822	5,484	28,516	101	34,101	(7,703)	2013	9/27/2016	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	14,649	6,054	7,006	543	13,603	(3,639)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	4,671	1,642	2,749	150	4,541	(1,006)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	3,993	1,725	1,666	633	4,024	(907)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(J)	17,149	17,767	11,028	27	28,822	(2,945)	1983	12/31/2018	5 - 40

Providence Square, Marietta, GA, Retail	(K)	29,700	9,742	45,319	357	55,417	(8,337)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(L)	45,140	50,691	30,947	—	81,639	(3,752)	2013	12/17/2019	5 - 40
The Glenn, Centennial, CO, Residential	(M)	66,000	10,309	118,330	301	128,940	(8,847)	2018	11/19/2021	5 - 27.5
Total Investments in Real Estate		$275,955	$135,169	$348,884	$8,809	$492,862	$(83,169)

(A) The initial cost to the Company represents the original purchase price of the property.
(B) The aggregate cost of real estate owned at December 31, 2022 for federal income tax purposes was approximately $583,106 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2022	2021	2020
	Balance at January 1	$490,526	$360,417	$358,982
	Acquisitions	—	128,639	—
	Additions	2,336	1,470	1,435
	Balance at December 31	$492,862	$490,526	$360,417

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2022	2021	2020
	Balance at January 1	$65,769	$53,604	$41,839
	Depreciation and amortization expense	17,400	12,165	11,765
	Balance at December 31	$83,169	$65,769	$53,604

(E)          Encumbrance of $84,800 is from the line of credit that is secured by the properties listed above.
(F)          Includes gross intangible lease assets of $66,987 and gross intangible lease liabilities of $18,565.
(G)         Commerce Corner has an encumbrance of $11,933 from Talcott Resolution Life Insurance Company.
(H)         Flats at Carrs Hill has an encumbrance of $14,500 from Nationwide Life Insurance Company.
(I)          Wallingford Plaza has an encumbrance of 6,733 from Transamerica Life Insurance Company.
(J)          Elston Plaza has an encumbrance of 17,149 from State Farm Life Insurance Company.
(K)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(L)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.
(M)     The Glenn has an encumbrance of $66,000 from Massachusetts Mutual Life Insurance Company.