Form 10-Q
period 2023-03-31
RREEF Property Trust, Inc.
filed 2023-05-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 10, 2023, the registrant had 4,262,837 shares of Class A common stock, $.01 par value, outstanding, 12,075,054 shares of Class I common stock, $.01 par value, outstanding, 153,814 shares of Class T common stock, $.01 par value, outstanding, 2,810,984 shares of Class D common stock, $.01 par value, outstanding, 686,934 shares of Class N common stock, $.01 par value, outstanding, 410,317 shares of Class M-I common stock, $.01 par value, outstanding, 607,917 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate assets, net	$416,261	$420,552
Investment in marketable securities	100	26,987
Real estate loans held in consolidated CMBS Trust, at fair value	1,157,536	1,156,263
Cash and cash equivalents	4,739	5,197
Restricted cash	657	—
Receivables, net of allowance for doubtful accounts of $109 and $35, respectively	6,303	6,602
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,239	4,239
Deferred leasing costs, net of amortization of $2,179 and $2,037, respectively	3,495	3,325
Prepaid and other assets	3,401	2,324
Total assets	$1,596,731	$1,625,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$66,874	$84,780
Mortgage loans payable, net	190,287	190,433
Bonds payable held in consolidated CMBS Trust, at fair value	1,125,910	1,125,096
Accrued interest payable on bonds held in consolidated CMBS Trust	4,137	4,137
Accounts payable and accrued expenses	3,689	4,798
Due to affiliates	18,766	18,894
Note to affiliate, net of unamortized discount of $415 and $461, respectively	4,968	4,922
Acquired below market lease intangibles, less accumulated amortization of $10,176 and $7,706, respectively	8,389	10,859
Distributions payable	715	696
Other liabilities	2,910	2,323
Total liabilities	1,426,645	1,446,938
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,259,942 and 4,345,525 issued and outstanding, respectively	43	43
Class D common stock, 3,172,977 and 3,226,181 issued and outstanding, respectively	31	32
Class I common stock, 12,664,163 and 12,939,113 issued and outstanding, respectively	127	129
Class M-I common stock, 392,466 and 360,762 issued and outstanding, respectively	4	4
Class N common stock, 690,076 and 659,082 issued and outstanding, respectively	7	7
Class S common stock, none issued	—	—
Class T common stock, 156,780 and 351,926 issued and outstanding, respectively	2	4
Class T2 common stock, 579,935 and 475,565 issued and outstanding, respectively	6	5
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	269,927	278,007
Deficit	(100,062)	(99,681)
Total stockholders' equity	170,086	178,551
Total liabilities and stockholders' equity	$1,596,731	$1,625,489
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Property related income	$13,168	$10,143
Investment income on marketable securities	43	233
Total revenues	13,211	10,376
Expenses
General and administrative expenses	684	537
Property operating expenses	3,201	2,986
Advisory fees	868	2,349
Depreciation	2,823	2,857
Amortization	1,967	2,900
Total operating expenses	9,543	11,629
Net realized gain upon sale of real estate	542	—
Net realized gain upon sale of marketable securities	3,472	1,025
Net unrealized change in fair value of investment in marketable securities	(1,283)	(3,338)
Change in net assets of consolidated CMBS Trust	765	—
Operating income (loss)	7,164	(3,566)
Interest expense	(3,059)	(2,144)
Net income (loss) income	$4,105	$(5,710)

Basic and diluted net income (loss) per share of Class A common stock	$0.19	$(0.28)
Basic and diluted net income (loss) per share of Class I common stock	$0.19	$(0.28)
Basic and diluted net income (loss) per share of Class T common stock	$0.19	$(0.28)
Basic and diluted net income (loss) per share of Class D common stock	$0.19	$(0.28)
Basic and diluted net income (loss) per share of Class N common stock	$0.19	$(0.28)
Basic and diluted net income (loss) per share of Class M-I common stock	$0.19	$(0.30)
Basic and diluted net income (loss) per share of Class T2 common stock	$0.19	$(0.30)
Basic and diluted net income (loss) per share of Class Z common stock	$0.19	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	545,253	6	8,844	—	8,850
Issuance of common stock through the distribution reinvestment plan	—	—	151,160	1	2,356	—	2,357
Redemption of common stock	—	—	(1,138,837)	(11)	(18,496)	—	(18,507)
Distributions to investors	—	—	—	—		(4,486)	(4,486)
Offering costs	—	—	—	—	(795)	—	(795)
Equity based compensation	—	—	609	—	11	—	11
Net income	—	—	—	—	—	4,105	4,105
Balance, March 31, 2023	—	$—	21,991,339	$221	$269,927	$(100,062)	$170,086
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,105	$(5,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,823	2,857
Net realized gain on real estate	(542)	—
Net realized gain upon sale of marketable securities	(3,472)	(1,025)
Net unrealized loss on investments held at fair value	824	3,338
Share based compensation	11	24
Amortization of intangible lease assets and liabilities	(466)	2,722
Amortization of deferred financing costs	103	69
Straight line rent	(136)	(191)
Amortization of discount on note to affiliate	46	44
Changes in assets and liabilities:
Receivables, net	350	(389)
Deferred leasing costs	(1,066)	(59)
Prepaid and other assets	(1,000)	(689)
Accounts payable and accrued expenses	149	(184)
Other liabilities	518	(126)
Due to affiliates	(65)	(4,525)
Net cash provided by (used in) operating activities	2,182	(3,844)
Cash flows from investing activities:
Improvements to real estate assets	(719)	(317)
Investment in marketable securities	(1,467)	(10,833)
Proceeds from sale of real estate	629	—
Proceeds from sale of marketable securities	30,568	10,585
Principal payments received from mortgage loans held in consolidated CMBS Trust	63	—
Net cash provided by (used in) investing activities	29,074	(565)
Cash flows from financing activities:
Proceeds from line of credit	3,000	6,000
Repayment of line of credit	(20,300)	(17,000)
Repayment of mortgage loans payable	(183)	(177)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(63)	—
Proceeds from issuance of common stock	8,845	18,469
Payment of financing costs	(672)	—
Payment of offering costs	(863)	(829)
Distributions to investors	(2,110)	(1,945)
Redemption of common stock	(18,711)	(1,475)
Net cash provided by (used in) financing activities	(31,057)	3,043
Net increase (decrease) in cash, cash equivalents and restricted cash	199	(1,366)
Cash, cash equivalents and restricted cash beginning of period	5,197	7,131
Cash, cash equivalents and restricted cash end of period	$5,396	$5,765
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2023	2022
Distributions declared and unpaid	$715	$702
Common stock issued through the distribution reinvestment plan	2,357	2,210
Purchases of marketable securities not yet paid	17	211
Proceeds from sale of marketable securities not yet received	9	236
Proceeds from issuance of common stock not yet received	177	25
Accrued offering costs not yet paid	503	1,290
Capital expenditures not yet paid	81	32

Supplemental Cash Flow Disclosures:
Interest paid	$2,936	$2,031

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The Company invests in a diversified portfolio consisting primarily of high-quality, income-producing commercial real estate located in the United States, including, without limitation, office, industrial, retail and residential properties (“Real Estate Properties”). The Company also invests in common and preferred stock of REITs and other real estate companies (“Real Estate Equity Securities”) and in debt investments backed principally by real estate (“Real Estate Loans” and, together with Real Estate Equity Securities, “Real Estate-Related Assets”).

The Company raises capital through a combination of public and private offerings of its shares of common stock. On January 3, 2013, the Company commenced its initial public offering, which continued until June 30, 2016 (the “Initial Public Offering”). On July 12, 2016, the Company commenced its second public offering, which continued until January 8, 2020 (the “Second Public Offering”).

On January 8, 2020, the Company commenced its third public offering, which is currently ongoing (the “Third Public Offering”). In the Third Public Offering, the Company is offering to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 10). Class N shares can only be acquired via (a) conversion from Class T shares in accordance with the provisions of Class T shares, and (b) thereafter via the Company’s distribution reinvestment plan. The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 9.

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
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2023. The interim financial data as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

The recent news about the failure or the potential failure of certain banks does not have a direct impact on the Company as the Company's line of credit is with Wells Fargo Bank National Association ("Wells Fargo"), and the Company does not have cash deposits or leases with those financial institutions which recently have been placed into receivership.

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $657 and zero as of March 31, 2023 and December 31, 2022, respectively. Such restricted cash resulted from the sale of a portion of the land at Flats at Carrs Hill and is required by the lender holding the mortgage to be spent on capital improvements at the property as and when they occur.

Real Estate Investments and Lease Intangibles

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of March 31, 2023 and December 31, 2022, none of the Company's real estate investments were impaired.

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
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2023 and December 31, 2022, the Company has accrued $18,287 and $18,307, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
March 31, 2023
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of March 31, 2023, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one lease where the tenant executed a termination agreement on March 31, 2023.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 9), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company grants Class D Shares to its independent directors (see Note 10), which qualify as participating securities.

Risks and Uncertainties

As of March 31, 2023 and December 31, 2022, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the Russia-Ukraine war, the COVID-19 pandemic or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Note 10.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$100	$—	$—	$100
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,157,536	—	1,157,536
Total	$100	$1,157,536	$—	$1,157,636

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,910	$—	$1,125,910

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$26,987	$—	$—	$26,987
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,156,263	$—	1,156,263
Total	$26,987	$1,156,263	$—	$1,183,250

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,096	$—	$1,125,096
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at March 31, 2023 and December 31, 2022 approximated its fair value of $67,500 and $84,800, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $180,348 and $179,710 as of March 31, 2023 and December 31, 2022, respectively, with the increase in fair value attributable to lower market interest rates and not due to valuation reductions for the encumbered properties. If the valuation of the Company's properties as of March 31, 2023 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,360 and $4,380 as of March 31, 2023 and December 31, 2022, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at March 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$67,500	Discounted cash flow	Loan to value	43.8%	43.8%	43.8%
			Market interest rate	6.52%	6.52%	6.52%
Mortgage Loans Payable	180,348	Discounted cash flow	Loan to value	22.5%	56.0%	48.0%
			Market interest rate	3.41%	6.41%	5.86%
Note to Affiliate	4,360	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%

				Range
	Fair Value at December 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$84,800	Discounted cash flow	Loan to value	51.8%	51.9%	51.9%
			Market interest rate	5.96%	5.96%	5.96%
Mortgage Loans Payable	179,710	Discounted cash flow	Loan to value	21.8%	55.0%	45.3%
			Market interest rate	3.41%	6.40%	5.96%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	March 31, 2023	December 31, 2022
Land	$135,082	$135,169
Buildings and improvements, less accumulated depreciation of $48,371 and $45,734, respectively	257,242	259,429
Furniture, fixtures and equipment, less accumulated depreciation of $1,851 and $1,665, respectively	2,288	2,443
Acquired intangible lease assets, less accumulated amortization of $45,338 and $43,476, respectively	21,649	23,511
Investment in real estate assets, net	$416,261	$420,552

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
The Company acquired no real estate property during the three months ended March 31, 2023 and 2022.

On January 12, 2023, the Company sold land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from its Flats at Carrs Hill investment for approximately $657, before deducting closing costs.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2023, the Company owned 15 properties with a total of 62 commercial leases. As of March 31, 2022, the Company owned 15 properties with a total of 60 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Lease revenue [1]	$10,598	$9,774
Straight-line revenue	136	191
Above- and below-market lease amortization, net	2,460	204
Lease incentive amortization	(26)	(26)
Property related income	$13,168	$10,143
(1) Lease revenue includes $1,523 and $1,366 of variable income from tenant reimbursements for the three months ended March 31, 2023 and 2022, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of March 31, 2023 are as follows:

Year	Amount
2023 - remainder of year	$18,201
2024	24,349
2025	23,476
2026	20,123
2027	14,527
Thereafter	35,207
$135,883
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $2,923 of lease revenue for the three months ended March 31, 2023.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three months ended March 31, 2023 and 2022 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Terra Nova, Chula Vista, CA1	21.6%	—%
The Glenn, Centennial, CO	14.7	16.9
Providence Square, Marietta, GA	8.9	11.4
Seattle East Industrial, Redmond, WA	8.3	10.7
Total	53.5%	39.0%

	Percent of property related income
Tenant	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Bed Bath & Beyond, Inc - Terra Nova Plaza¹	19.3%	—%
FedEx Ground - Seattle East Industrial	8.3	10.7
Total	27.6%	10.7%
¹ In November 2022, Bed Bath & Beyond, Inc., a tenant at Terra Nova Plaza, informed the Company of its desire to close its store and early terminate its lease at Terra Nova Plaza as of March 2023. The Company executed the lease termination agreement on March 31, 2023 which is effective as of April 1, 2023, after which the Company is not entitled to any further revenue from this lease aside from a termination fee. Consequently, the Company accelerated recognition of the unamortized acquired below market lease intangible resulting in an increase in property related income of $2,342 for such amortization for the three months ended March 31, 2023.
The Company's only tenant representing more than 10% of in-place annualized base rental revenues as of March 31, 2023 and 2022 was as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2023	March 31, 2022
FedEx Ground - Seattle East Industrial	10.9%	11.8%
Total	10.9%	11.8%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	March 31, 2023	December 31, 2022
Marketable securities—cost	$75	$25,679
Unrealized gains	25	2,556
Unrealized losses	—	(1,248)
Net unrealized gain	25	1,308
Marketable securities—fair value	$100	$26,987

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2023 and 2022, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
generated proceeds of $30,481 and $10,779, respectively, resulting in gross realized gains of $4,493 and $1,505, respectively, and gross realized losses of $1,021 and $480, respectively.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,224,000 of outstanding principal balance as of March 31, 2023. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
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
The following table presents the Company's net investment in the CMBS Trust.

	March 31, 2023	December 31, 2022
Real estate loans held in consolidated CMBS Trust, at fair value	$1,157,536	$1,156,263
Bonds payable held in consolidated CMBS Trust, at fair value	1,125,910	1,125,096
Net investment in CMBS Trust, at fair value	$31,626	$31,167
NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On February 27, 2018, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, entered into an amended and restated secured revolving credit facility (the “Former Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. The Former Wells Fargo Line of Credit was scheduled to mature on February 27, 2023. The interest rate under the Former Wells Fargo Line of Credit was based on the 1-month, 2-month or 3-month LIBOR (at the Company's discretion) with a spread of 160 to 180 basis points depending on the debt yield as defined in the credit agreement. As of December 31, 2022, the outstanding balance was $84,800 and the weighted average interest rate was 5.96%.

On January 27, 2023, the Former Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement. As of March 31, 2023.the outstanding balance under the Wells Fargo Line of Credit was $67,500 and the weighted average interest rate was 6.52%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of March 31, 2023, the Company's maximum borrowing capacity was $100,000.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be six properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of March 31, 2023.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2023 and December 31, 2022.

	Balance at
Lender	March 31, 2023	December 31, 2022
Wells Fargo	$67,500	$84,800
Deduct: Deferred financing costs, less accumulated amortization	(626)	(20)
Line of credit, net	$66,874	$84,780

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,861	$11,933	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,067	17,149	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,703	6,733	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
		$190,971	$191,155
Deduct: Deferred financing costs, less accumulated amortization		(684)	(722)
Mortgage loans payable, net		$190,287	$190,433

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2023 are as follows:

Year	Amount
Remainder of 2023	$12,204
2024	474
2025	67,993
2026	30,746
2027	145
Thereafter	146,909
Total	$258,471

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
March 31, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Fixed component	$868	$849
Performance component	—	1,500
	$868	$2,349

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

For the three months ended March 31, 2023 and 2022, RREEF America incurred $65 and $71 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2023 and December 31, 2022, the Company had a payable to RREEF America of $43 and $70, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of March 31, 2023, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended March 31, 2023 and 2022, the Company amortized $46 and $44, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was most recently amended and restated on April 21, 2020. The Dealer Manager Agreement

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering and the Third Public Offering. As of March 31, 2023 and December 31, 2022, the Company has accrued $150 and $171, respectively, in Trailing Fees currently payable to the Dealer Manager, and $18,287 and $18,307, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2023 and 2022, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $70 and $99, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended March 31, 2023 and 2022, the Dealer Manager incurred $2 and $15 respectively, in such costs on behalf of the Company. As of March 31, 2023 and December 31, 2022, the Company had zero and $22, respectively, of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2023, estimated accrued Trailing Fees payable in the future of $2,251.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2023, estimated accrued Trailing Fees payable in the future of $6,580.
For the Third Public Offering, as of March 31, 2023, the Company raised $140,933 in gross proceeds and incurred $15,058 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $9,456.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2023, total operating expenses of the Company were $4,672, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2023 and December 31, 2022, the Company owed its affiliates the following amounts:

	March 31, 2023	December 31, 2022
Reimbursable under the Advisory Agreement	$43	$70
Reimbursable under the Dealer Manager Agreement	—	22
Advisory fees	286	324
Accrued Trailing Fees	18,437	18,478
Due to affiliates	$18,766	$18,894

Note to Affiliate	$5,383	$5,383
Unamortized discount	(415)	(461)
Note to Affiliate, net of unamortized discount	$4,968	$4,922

NOTE 10 — CAPITALIZATION

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
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

Class N shares are not sold in the primary portion of the Third Public Offering. Class N shares will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2023, 184,862 Class T shares were converted to 186,189 Class N shares, respectively. For the three months ended March 31, 2022, 135,279 Class T shares were converted to 135,085 Class N shares, respectively.

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

Stock Issuance

During the three months ended March 31, 2023 and 2022, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	No. of shares	Amount	No. of shares	Amount
Class A Shares	31,977	$523	115,089	$1,968
Class D Shares	222,400	3,628	322,693	5,455
Class I Shares	152,635	2,447	530,599	8,988
Class M-I Shares	28,605	450	18,869	319
Class N Shares converted from Class T Shares, net	1,327	—	(194)	—
Class T Shares	2,879	50	26,904	478
Class T2 Shares	105,430	1,752	65,458	1,137
Total	545,253	$8,850	1,079,418	$18,345
There were no Class S Shares issued as of March 31, 2023.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have the cash

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
During the three months ended March 31, 2023 and 2022, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2023	Shares	Weighted Average Share Price	Amount
Class A	149,145	$16.32	$2,433
Class I	510,406	16.35	8,346
Class T	13,999	16.25	226
Class D	304,711	16.18	4,931
Class N	155,166	16.01	2,484
Class M-I	—	—	—
Class T2	5,410	16.08	87

Three Months Ended March 31, 2022	Shares	Weighted Average Share Price	Amount
Class A	27,192	$16.79	$456
Class I	54,696	16.86	922
Class T	3,996	16.92	68
Class D	6	17.09	—
Class N	1,692	16.99	29
Class M-I	—	—	—
Class T2	—	—	—

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. As of February 23, 2023, the Company received share redemption requests for the three months ended March 31, 2023 in excess of the limit of 5% of its combined NAV as of December 31, 2022. On April 1, 2023, the Company began accepting share redemption requests for the three months ended June 30, 2023, in accordance with its share redemption plan.

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
March 31, 2023
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

Pursuant to the independent director compensation plan, upon completion of each annual stockholder meeting, the Company grants shares of restricted Class D common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards will be determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

On June 21, 2022, the Company's board of directors amended the Compensation Plans to increase the independent director compensation, including increasing the Annual Share Grant Awards from $10 to $25, effective at the next annual stockholder meeting.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,869	$17.40	7,018	$14.48
Changes during the period:
Granted	—	—	—	—
Vested	—	—	(4,993)	14.34
Forfeited	—	—	—	—
Outstanding, end of period	1,869	17.40	2,025	14.82

Amount included in general and administrative expenses	$11		$24
*After conversion from Class I Shares.

NOTE 11 - NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share for each class of common stock with shares outstanding using the two-class method. RREEF America may earn a performance component of the advisory fee (see Note 9) which may impact the net income (loss) of each class of common stock differently. The performance component and the impact on each class of common stock, if any, are shown below.
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended March 31, 2023 and 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended March 31, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$792	$2,357	$41	$596	$134	$71	$100	$14
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$792	$2,357	$41	$596	$134	$71	$100	$14
Denominator - weighted average number of common shares outstanding	4,253,829	12,668,214	219,623	3,202,893	718,736	379,734	537,961	75,000
Basic and diluted net income per share:	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19

	Three Months Ended March 31, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I*	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(860)	$(2,572)	$(151)	$(482)	$(66)	$(33)	$(30)	$(16)
Allocation of performance fees	(298)	(914)	(52)	(178)	(24)	(15)	(13)	(6)
Total numerator	$(1,158)	$(3,486)	$(203)	$(660)	$(90)	$(48)	$(43)	$(22)
Denominator - weighted average number of common shares outstanding	4,159,718	12,441,496	732,409	2,330,260	319,463	157,483	144,207	75,000
Basic and diluted net loss per share:	$(0.28)	$(0.28)	$(0.28)	$(0.28)	$(0.28)	$(0.30)	$(0.30)	$(0.28)

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
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

	Three Months Ended March 31
	2023	2022
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.20785050
Distributions paid or payable in cash	$2,129	$2,020
Distributions reinvested	2,357	2,210
Distributions declared	$4,486	$4,230
Class A Shares issued upon reinvestment	31,585	27,036
Class I Shares issued upon reinvestment	78,943	75,809
Class T Shares issued upon reinvestment	836	2,447
Class D Shares issued upon reinvestment	28,498	20,428
Class N Shares issued upon reinvestment	3,849	1,565
Class M-I Shares issued upon reinvestment	3,099	1,224
Class T2 Shares issued upon reinvestment	4,350	885

	Three Months Ended March 31
	2023	2022
Class A	$783	$786
Class I	2,575	2,610
Class T	40	139
Class D	725	540
Class N	153	74
Class M-I	86	36
Class T2	107	28
Class Z	17	17
Distributions declared	$4,486	$4,230

NOTE 13 — INCOME TAXES

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
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $27 and $3 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 14 — SEGMENT INFORMATION

For three months ended March 31, 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. For three months ended March 31, 2022, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2023 and December 31, 2022 and net income (loss) for the three months ended March 31, 2023 and 2022.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of March 31, 2023	$416,261	$100	$1,157,536	$1,573,897
Receivables	6,097	9	4,239	10,345
Deferred leasing costs	3,495	—	—	3,495
Prepaid and other assets	1,607	—	—	1,607
Subtotal	$427,460	$109	$1,161,775	$1,589,344

Reconciliation to total assets of March 31, 2023
Carrying value per reportable segments				$1,589,344
Other assets				7,387
Total assets				$1,596,731

Carrying value as of December 31, 2022	$420,552	$26,987	$1,156,263	$1,603,802
Receivables	6,185	211	4,239	10,635
Deferred leasing costs	3,325	—	—	3,325
Prepaid and other assets	920	—	—	920
Subtotal	$430,982	$27,198	$1,160,502	$1,618,682

Reconciliation to total assets of December 31, 2022
Carrying value per reportable segments				$1,618,682
Other assets				6,807
Total assets				$1,625,489

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2023	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$13,168	$—	$—	$13,168
Investment income on marketable securities	—	43	—	43
Total revenues	13,168	43	—	13,211
Segment operating expenses	3,201	8	—	3,209
Net realized gain on sale of real estate	542	—	—	542
Net realized gain upon sale of marketable securities	—	3,472	—	3,472
Net unrealized change in fair value of investment in marketable securities	—	(1,283)	—	(1,283)
Change in net assets of consolidated CMBS trust	—	—	765	765
Operating income - segments	$10,509	$2,224	$765	$13,498

Three Months Ended March 31, 2022
Property related income	$10,143	$—	$—	$10,143
Investment income on marketable securities	—	233	—	233
Total revenues	10,143	233	—	10,376
Segment operating expenses	2,986	10	—	2,996
Net realized gain upon sale of marketable securities	—	1,025	—	1,025
Net unrealized change in fair value of investment in marketable securities	—	(3,338)	—	(3,338)
Operating income (loss)- segments	$7,157	$(2,090)	$—	$5,067

	Three Months Ended March 31,
Reconciliation to net income (loss)	2023	2022
Operating income - segments	$13,498	$5,067
General and administrative expenses	(676)	(527)
Advisory expenses	(868)	(2,349)
Depreciation	(2,823)	(2,857)
Amortization	(1,967)	(2,900)
Operating income (loss)	7,164	(3,566)
Interest expense	(3,059)	(2,144)
Net income (loss)	$4,105	$(5,710)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2023
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 17 — SUBSEQUENT EVENTS

As of April 25, 2023, the Company received share redemption requests for the three months ending June 30, 2023 in excess of the limit of 5% of the Company’s combined NAV as of March 31, 2023. As a result of reaching the quarterly redemption volume limitation under the share redemption plan, the Company will no longer accept additional redemption requests until July 1, 2023. All unsatisfied redemption requests during the three months ending June 30, 2023, must be resubmitted on or after July 1, 2023, to be accepted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2022. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high-quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially elected to be taxed as a REIT for federal income tax purposes for the calendar year ended December 31, 2013. We invest primarily in the office, industrial, retail and residential sectors of the commercial real estate industry in the United States. We may also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.” We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831 (the "Initial Public Offering"). Our second public offering commenced in July 12, 2016, through which we raised a total of $132,994 (the "Second Public Offering"). On January 8, 2020, our third offering commenced, through which we have raised $140,933 as of March 31, 2023 (the "Third Public Offering"). We have registered for sale in our Third Public Offering up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock.

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements"). We refer to the Initial Public Offering, Second Public Offering, Third Public Offering and the Private Placements collectively as our “offerings.”

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

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Third Public Offering at any time.

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2023, we owned 15 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of March 31, 2023, our weighted average remaining lease term for active leases was 4.6 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2023:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,892	9	100.0
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Allied Drive(2)	Dedham, MA	64,127	2	100.0
Office Total		334,267	13	100.0
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	4	87.6
Terra Nova Plaza (4)	Chula Vista, CA	96,114	2	100.0
Elston Plaza(5)	Chicago, IL	92,911	11	95.7
Providence Square(6)	Marietta, GA	222,805	27	100.0
Retail Total		442,591	44	97.5
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	100.0
The Glenn	Centennial, CO	274,688	306	97.4
Residential Total		410,584	444	98.1
Grand Total		1,947,592	63/444	98.9%

(1) Leased percentage is based on executed leases as of March 31, 2023, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Allied Drive is a medical office building operating mostly as a hospital.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) Effective April 1, 2023, the lease with Bed, Bath & Beyond was terminated, reducing the leased percentage to 46.3%.
(5) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(6) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2023, our real estate equity securities portfolio consisted of publicly-traded common stock of 24 REITs with a value of $100 allocated cross multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023, we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in a net realized gain to us of approximately $3,472. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

Real Estate Loan Portfolio

On October 27, 2022, we purchased all of the Class D certificates and certain interest-only certificates of CMBS securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac") for a total investment of $30,855, excluding closing costs and the net accrued interest receivable. The investment was funded by a borrowing from the amended and restated secured revolving credit facility by and among us, as guarantor, and certain of the wholly owned subsidiaries of our Operating Partnership, as co-borrowers, with Wells Fargo Bank, National Association, as administrative agent (the "Wells Fargo Line of Credit"). This borrowing was made by utilizing existing borrowing capacity based on the real estate properties encumbered by the Wells Fargo Line of Credit. Out investment in the CMBS Trust is not collateral for the Wells Fargo Line of Credit.

The Class D certificates represent the most subordinate tranche of the CMBS Trust issued through Freddie Mac's K-Series program. The Class D certificates are a zero-coupon investment with a term of nearly ten years that is purchased at a significant discount to its par value.

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of March 31, 2023, these amounts are $1,157,536 and $1,125,910, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net of the above referenced amounts represents our actual investment.

The CMBS Trust is backed by a pool of 52 underlying loans comprised of approximately $1,224,000 of fixed-rate mortgages secured by multifamily properties which are spread across 23 states representing over 10,000 units. As of the closing of the investment, the largest concentrations of the underlying properties were in Florida (14% of the unpaid principal balance, or "UPB"), California (15% of the UPB), Texas (12% of the UPB), New Hampshire (10% of the UPB) and Utah (9% of the UPB).

Market Outlook

U.S. real estate exhibited divergent trends in the first quarter of 2023. The cumulative effects of a sharp rise in interest rates over the past year weighed on asset values, resulting in negative total returns according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in March 2023. Yet, in our view, underlying fundamentals remained robust: vacancy rates held at an all-time low (5.3%) and rental income jumped 7.4% (year-over-year), according to NCREIF in March 2023. Divergence also extended to real estate sectors as NCREIF reported in March 2023 that vacancy rates remained at or near all-time lows in the residential, industrial, and retail sectors but were historically elevated in the office sector. NCREIF further reported in March 2023 that rental income growth ranged from 6% (year-over-year) in the retail sector to 8% in the residential sector and to 13% in the industrial sector, while the office sector was muted at 3%.

In our view, real estate fundamentals will soften over the balance of 2023 yet remain on a strong footing. Leading indicators such as the yield curve as reported by the Federal Reserve in April 2023 signal a recession later this year, which could negatively impact leasing. The industrial and residential sectors are on track to deliver near-record levels of building completions (in absolute terms, although not as a share of existing inventory), as projects delayed by COVID and supply-chain disruptions finally come to fruition, as reported by CBRE Econometric Advisors in March 2023.

However, in our view, any recession will be mild, thanks to (a) tight labor markets where the Bureau of Labor Statistics reports in March 2023 that job openings outstrip available workers by a large margin, and (b) solid consumer finances based on a Federal Reserve report in March 2023 showing consumer financial obligations are low and below pre-COVID levels as a share of disposable income, despite higher rents and interest rates. Moreover, the Census Bureau reported in March 2023 that construction starts are plunging amid skilled-labor shortages, tighter financing conditions, and lower real estate prices, pointing to a meaningful supply pullback in 2024.

We believe that valuation pressure will continue in the second quarter of 2023 as real estate yields adjust, with a lag, to a higher cost of capital. However, the Federal Reserve reports in April 2023 that long-term interest rates receded modestly through April as financial markets anticipated a suspension of Federal Reserve rate hikes. Should this relief persist, we believe that real estate valuations will stabilize in the second half of 2023.

The outlook varies by sector, in our view. Industrial and residential properties offer the brightest prospects. Despite a near-term supply bulge, we believe both sectors feature strong secular growth drivers: e-commerce and efforts to strengthen supply chains in the case of industrial properties, and population growth amid enduring housing shortages in the case of residential properties. We further believe that retail strip centers, which are service-oriented and therefore insulated from e-commerce threats, also look promising. However, in our view the office sector may struggle into 2024 as companies adjust to a new era of hybrid work.

Results of Operations

As of March 31, 2023, we owned 15 properties, a portfolio of real estate equity securities and a real estate loan investment as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three months ended March 31, 2023 and 2022. We review our results of operations with consideration of the properties that we owned for the entire periods of analysis, which we refer to as our “same-store” properties. With respect to the three months ended March 31, 2023 and 2022, all of our properties were same-store properties.

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Property related income	$13,168	$10,143	$3,025
Investment income on marketable securities	43	233	(190)
Total revenues	13,211	10,376	2,835
Expenses
General and administrative expenses	684	537	147
Property operating expenses	3,201	2,986	215
Advisory fees	868	2,349	(1,481)
Depreciation	2,823	2,857	(34)
Amortization	1,967	2,900	(933)
Total operating expenses	9,543	11,629	(2,086)
Net realized gain upon sale of real estate	542	—	542
Net realized gain upon sale of marketable securities	3,472	1,025	2,447
Net unrealized change in fair value of investment in marketable securities	(1,283)	(3,338)	2,055
Change in net assets of consolidated CMBS Trust	765	—	765
Operating income (loss)	7,164	(3,566)	10,730
Interest expense	(3,059)	(2,144)	(915)
Net income (loss)	$4,105	$(5,710)	$9,815

Three Months Ended March 31, 2023 and 2022

Property Related Income

Our property related income for the three months ended March 31, 2023 increased compared to the 2022 period primarily due to the Bed, Bath & Beyond lease at Terra Nova Plaza. We early terminated the lease effective April 1, 2023 which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. Further increasing property related income for the three months ended March 31, 2023 compared to the 2022 period was higher base rents at both Allied Drive and The Glenn.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in a lower investment income for the three months ended March 31, 2023 compared to the 2022 period. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three months ended March 31, 2023 were directors and officers insurance, audit fees and legal costs. Compared to the three months ended March 31, 2022, the 2023 period saw higher legal, audit and board member compensation.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2023 increased from the same period in 2022 due to higher costs a several properties generally for insurance, repairs, utilities and property taxes. These increases were partially offset by lower snow removal costs.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was higher in the 2023 period compared to the 2022 period which is commensurate with the overall increase in our average NAV.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2023, we recognized no performance component of the advisory fee primarily due to the decline in the value of our real estate property portfolio. For the three months ended March 31, 2022, we recognized $1,500 for the performance component of the advisory fee.

Depreciation and Amortization

While depreciation on properties remained essentially the same for the 2023 period compared to the 2022 period, amortization declined significantly for the 2023 period compared to the 2022 period due to The Glenn where purchased leases were amortized over an approximate 6-month period which ended in second quarter 2022. Accordingly, amortization was down by approximately $1,648. This decrease was offset by recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from its Flats at Carrs Hill investment for approximately $657, resulting in a net realized gain of $542.

Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in a net realized gain of $3,472 for the three months ended March 31, 2023

Our portfolio of investments in publicly-traded REIT securities is actively managed and thus is regularly adjusted by increasing and decreasing specific holdings primarily based upon changes in sector allocations and to a lesser degree based upon performance of specific securities. These continual portfolio refinements generate realized gains and losses by using the highest cost method whereby a sale of any particular security is first attributed to the shares of that security with the highest cost basis. Our real estate securities portfolio posted net realized gains for the three months ended March 31, 2022.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the performance of the CMBS Trust overall. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust.

Interest Expense

The higher interest expense for three months ended March 31, 2023 compared to the 2022 period was primarily due to a higher weighted average interest rate 6.3% on our line of credit compared to 1.8% for the 2022 period. Our total outstanding loan balance as of March 31, 2023 consisted of 74% fixed rate loans and 26% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use our Wells Fargo line of credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation, recent bank failures and concerns over a potential coming recession. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon ("BNYM") in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNYM. The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2023:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$552,000	$24.96	$25.12	$25.22	$25.15	$24.98	$24.98	$24.87	$25.16
Investments in real estate equity securities (2)	100	—	—	—	—	—	—	—	—
Real estate loans held in consolidated CMBS Trust, net (3)	31,964	1.45	1.46	1.46	1.46	1.45	1.45	1.44	1.46
Other assets, net (4)	11,267	0.51	0.51	0.51	0.51	0.51	0.51	0.51	0.51
Line of credit (5)	(67,500)	(3.06)	(3.07)	(3.08)	(3.08)	(3.06)	(3.06)	(3.04)	(3.07)
Mortgage loans payable (5)	(190,971)	(8.64)	(8.70)	(8.72)	(8.71)	(8.65)	(8.65)	(8.61)	(8.70)
Other liabilities, net (4)	(7,794)	(0.35)	(0.36)	(0.39)	(0.35)	(0.35)	(0.35)	(0.35)	(0.39)
Net asset value	$329,066	$14.87	$14.96	$15.00	$14.98	$14.88	$14.88	$14.82	$14.97
Note: No Class S shares were outstanding as of March 31, 2023.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of March 31, 2023, the value of our investments in real estate was approximately 10.6% more than their historical cost.

(2)  As of March 31, 2023, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 34.0% more than their historical cost.

(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of March 31, 2023, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 0.7% more than its carry value under GAAP.

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

As of March 31, 2023, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of March 31, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	7.97%	6.97%
Retail properties	7.20%	6.27%
Industrial properties	6.40%	4.90%
Residential properties	6.32%	5.07%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of March 31, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.9)%	(2.1)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(1.9)%	(3.3)%
Residential properties	(1.9)%	(3.0)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2023.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$170,086	$7.68	$7.72	$7.75	$7.73	$7.69	$7.69	$7.65	$7.72
Plus:
Unrealized gain on real estate investments (1)	53,069	2.40	2.42	2.42	2.42	2.40	2.40	2.39	2.42
Difference in net assets of consolidated CMBS Trust (2)	297	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Accumulated depreciation (3)	50,222	2.27	2.29	2.29	2.29	2.27	2.27	2.27	2.29
Accumulated amortization (3)	37,341	1.69	1.70	1.70	1.70	1.69	1.69	1.68	1.70
Deferred offering costs and expenses (4)	22,505	1.02	1.02	1.03	1.03	1.02	1.02	1.02	1.03
Less:
Deferred rent receivable (5)	(4,454)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)
Net asset value	$329,066	$14.87	$14.96	$15.00	$14.98	$14.88	$14.88	$14.82	$14.97
Note: No Class S shares were outstanding as of March 31, 2023.

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

(4) The deferred costs and expenses of $22,505 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $18,287 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,726 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as the war in Ukraine, higher interest rates, the impact of failed banks, inflation and impacts caused by the COVID-19 pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. We do not have any leasing or financing exposure to Silicon Valley Bank, Signature Bank or First Republic Bank. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$4,105	$(5,710)
Real estate related depreciation	2,823	2,857
Real estate related amortization	1,967	2,900
Realized (gain) loss on sale of real estate	(542)	—
NAREIT defined FFO	$8,353	$47
Straight line rents, net	(136)	(191)
Amortization of above- and below-market lease intangibles, net	(2,460)	(204)
Amortization of lease incentive	26	26
Net unrealized change in fair value of investment in marketable securities	1,283	3,338
Net unrealized change in the fair value of our investment in CMBS Trust	(459)	—
Performance component of the advisory fee	—	1,500
Amortization of restricted stock awards	11	24
Amortization of deferred financing costs	103	69
Amortization of discount on note to affiliate	46	45
AFFO	$6,767	$4,654

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of recent bank failures, the coronavirus pandemic and the general view of investors toward commercial real estate. We commenced our Third Public Offering on January 8, 2020. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of March 31, 2023, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo line of credit, we had liquidity of $37,339.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we entered into a second amended and restated secured revolving line of credit with Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit"). The Wells Fargo Line of Credit matures on February 28, 2025, after which we will have no further right to extend the term of the loan.

The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement.

The Wells Fargo Line of Credit has a current maximum capacity of $100,000, and we have the option to expand the Wells Fargo Line of Credit up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated.

The Wells Fargo line of credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo line of credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo line of credit. Proceeds from the Wells Fargo line of credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of March 31, 2023, our maximum borrowing capacity was $100,000, our outstanding balance was $67,500 and our weighted average interest rate was 6.52%.

The Wells Fargo line of credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least six properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2023, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo line of credit to create room under our Wells Fargo line of credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2023. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,861	3.41%	December 1, 2023
Nationwide Life Insurance Company	Flats at Carrs Hill	14,500	3.63	March 1, 2026
State Farm Life Insurance Company	Elston Plaza	17,067	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,703	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
		$190,971

Aggregate future principal payments due on the Wells Fargo line of credit and mortgage loans payable as of March 31, 2023 are as follows:

Year	Amount
Remainder of 2023	$12,204
2024	474
2025	67,993
2026	30,746
2027	145
Thereafter	146,909
Total	$258,471

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation, recent bank failures and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of the coronavirus pandemic, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2023, we owed $43 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2023, we raised $437,952 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2023, our total operating expenses (as defined in our charter) were $4,672, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2023 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of March 31, 2023, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2023 was $2,182 while cash flow used in operating activities during the three months ended March 31, 2022 was $3,844. The primary reason for the net operating cash outflow for the 2022 period relates to the payment of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2022 that was payable in 2023. Excluding the performance component payment, cash flow provided by operating activities during the 2023 period was higher than the 2022 period primarily due to higher net operating income via higher rents, and collection of interest on our investment in the CMBS Trust that we purchased in October 2022. Cash flow provided by operating activities for the three months ended March 31, 2023 was negatively impacted by payment of deferred leasing costs for new and renewed leases that will benefit future cash flow from operations.

Cash flow provided by investing activities of $29,074 for the three months ended March 31, 2023 was driven by the near full liquidation of our securities portfolio, which we completed because we did not see an appropriate risk-reward relationship in the current market environment given market volatility as well as higher liquidity demands across the non-listed REIT industry in general. We intend to reinvest into marketable securities as conditions improve. Cash flow used in investing activities during the three months ended March 31, 2022 was $565, primarily for building improvements and tenant improvements at various properties.

Cash flow used in financing activities was $31,057 for the three months ended March 31, 2023. This was primarily due to using capital raise from our offerings and proceeds from the sale of our securities portfolio to reduce outstanding balances on our Wells Fargo Line of Credit and fund redemptions. We additionally paid financing costs of $672 to amend and extend our line credit agreement with Wells Fargo, as well as paying our regular distributions to stockholders.

Cash flow provided by financing activities was $3,043 for the three months ended March 31, 2022. We received proceeds of $18,469 in our offerings which was utilized to make payments against our outstanding balance on the Wells Fargo Line of Credit and fund redemptions. We borrowed funds from our Wells Fargo line of credit to support our regular distribution payments to stockholders.

Distributions

As a daily NAV REIT, our board of directors historically authorized distributions to our stockholders with a daily record date through June 30, 2022, and we had historically accrued distributions daily and reduced our NAV for such accruals daily. Beginning July 1, 2022, while we will remain a daily NAV REIT allowing for daily purchases and redemptions of shares of our common stock, our board of directors has authorized and we declared distributions to our stockholders with a single record date for each month rather than with daily record dates. Accordingly, distributions for each month beginning with July 2022 have been, and we expect will continue to be, accrued and thus reduce our NAV by such accrual once per month on the business day after the record date. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

Our board of directors authorized and we declared cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period.

	Three Months Ended
	March 31, 2023	March 31, 2022
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.20785050
Distributions paid or payable in cash	$2,129	$2,020
Distributions reinvested	2,357	2,210
Distributions declared	$4,486	$4,230

Net cash (used in) provided by Operating Activities:	$2,182	$(3,844)

Funds From Operations:	$8,353	$47

For the three months ended March 31, 2023, our distributions were covered 48.6% by cash flow from operations and 51.4% by borrowings as the cash flow from operations was negatively impacted by the annual payment of directors and officers insurance and payment of deferred leasing costs on new and renewed leases that will benefit future cash flows. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offering or any other source.

The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 9 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. Also see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Plan.”

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the most recent quarterly report on Form 10-Q.

Certain Accounting Pronouncements Effective in the Future

We refer you to Note 2 (“Summary of Significant Accounting Policies”) to our consolidated financial statements included in this quarterly report on Form 10-Q for a discussion of the potential impact on us from certain accounting pronouncements that become effective in the future, if any.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo line of credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of March 31, 2023, we had $67,500 outstanding under our Wells Fargo line of credit bearing interest at approximately 6.52%, representing approximately a 47.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $338 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the COVID-19 pandemic, the recent bank failures, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2023, we owned marketable securities with a value of $100. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2023 would result in a change of $10 to the unrealized gain or loss on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of March 31, 2023, our net investment in the CMBS Trust was valued at $31,626. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $3,163.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2023, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Between March 11, 2023 and May 10, 2023, we completed the sale of no Class D Shares. Sales of Class D Shares are made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received no commissions in connection with the transactions described herein.

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

On February 23, 2023, redemptions received by us reached the 5% limit for the first quarter of 2023 pursuant to our share redemption plan. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to February 23, 2023 were satisfied 100% on a first-come, first-served basis. Redemptions received on February 23, 2023 were redeemed on a pro rata basis at 43.9% of the amount requested without regard to share class. We did not accept additional redemption requests during the remainder of first quarter 2023. Such impacted stockholders who wished to request redemption of such unfulfilled requests were required to resubmit their redemption requests beginning April 1, 2023.

As of April 25, 2023, we have received share redemption requests for the second quarter of 2023 in excess of the limit of 5% of our combined NAV as of March 31, 2023. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to April 25, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on April 25, 2023 were satisfied on a pro rata basis at 57.4% of the requested amount without regard to share class. As a result of reaching the quarterly redemption volume limitation under our share redemption plan, we will no longer accept additional redemption requests until July 1, 2023. All unsatisfied redemption requests received during the quarter ending June 30, 2023 must be resubmitted on or after July 1, 2023 to be accepted.

The following tables set forth information regarding our redemption of shares of our common stock by share class. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2023	Shares	Weighted Average Share Price
Class A	149,145	$16.32
Class I	510,406	16.35
Class T	13,999	16.25
Class D	304,711	16.18
Class N	155,166	16.01
Class M-I	—	—
Class T2	5,410	16.08

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

The following table sets forth information regarding redemptions of shares of our common stock by month. As of March 31, 2023, we had no unfulfilled redemption requests.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2023	582,483	$16.45	582,483	(1)
February 1 - February 28, 2023	556,354	16.05	556,354	(1)
March 1 - March 31, 2023	—	—	—	(1)
(1) Redemptions are limited as described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2017.
3.2	Articles Supplementary to the Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 24, 2020.
3.3	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3..1 to the Current Report on Form 8-K filed on February 28, 2023.
4.1	Third Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2020.
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

Date: May 12, 2023