Form 10-Q
period 2023-06-30
RREEF Property Trust, Inc.
filed 2023-08-11
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 9, 2023, the registrant had 4,236,033 shares of Class A common stock, $.01 par value, outstanding, 11,731,288 shares of Class I common stock, $.01 par value, outstanding, 107,656 shares of Class T common stock, $.01 par value, outstanding, 2,606,310 shares of Class D common stock, $.01 par value, outstanding, 580,721 shares of Class N common stock, $.01 par value, outstanding, 460,273 shares of Class M-I common stock, $.01 par value, outstanding, 630,593 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate assets, net	$387,155	$420,552
Investment in marketable securities	102	26,987
Real estate loans held in consolidated CMBS Trust, at fair value	1,148,227	1,156,263
Cash and cash equivalents	9,727	5,197
Receivables, net of allowance for doubtful accounts of $53 and $35, respectively	6,269	6,602
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,378	4,239
Deferred leasing costs, net of amortization of $2,333 and $2,037, respectively	3,344	3,325
Prepaid and other assets	3,182	2,324
Total assets	$1,562,384	$1,625,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$30,455	$84,780
Mortgage loans payable, net	200,877	190,433
Bonds payable held in consolidated CMBS Trust, at fair value	1,116,250	1,125,096
Accrued interest payable on bonds held in consolidated CMBS Trust	4,276	4,137
Accounts payable and accrued expenses	4,105	4,798
Due to affiliates	18,738	18,894
Note to affiliate, net of unamortized discount of $369 and $461, respectively	5,014	4,922
Acquired below market lease intangibles, less accumulated amortization of $10,226 and $7,706, respectively	8,184	10,859
Distributions payable	703	696
Other liabilities	3,980	2,323
Total liabilities	1,392,582	1,446,938
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,297,340 and 4,345,525 issued and outstanding, respectively	43	43
Class D common stock, 2,825,963 and 3,226,181 issued and outstanding, respectively	28	32
Class I common stock, 12,237,514 and 12,939,113 issued and outstanding, respectively	122	129
Class M-I common stock, 428,570 and 360,762 issued and outstanding, respectively	4	4
Class N common stock, 730,641 and 659,082 issued and outstanding, respectively	7	7
Class S common stock, none issued	—	—
Class T common stock, 113,928 and 351,926 issued and outstanding, respectively	2	4
Class T2 common stock, 613,855 and 475,565 issued and outstanding, respectively	6	5
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	259,205	278,007
Deficit	(89,616)	(99,681)
Total stockholders' equity	169,802	178,551
Total liabilities and stockholders' equity	$1,562,384	$1,625,489
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Property related income	$10,714	$10,206	$23,882	$20,349
Investment income on marketable securities	1	249	44	482
Total revenues	10,715	10,455	23,926	20,831
Expenses
General and administrative expenses	593	540	1,277	1,077
Property operating expenses	3,361	3,059	6,562	6,045
Advisory fees	782	932	1,650	3,281
Depreciation	2,890	2,886	5,713	5,743
Amortization	978	2,129	2,945	5,029
Total operating expenses	8,604	9,546	18,147	21,175
Net realized gain upon sale of real estate	15,426	—	15,968	—
Net realized gain (loss) upon sale of marketable securities	—	(49)	3,472	976
Loss on extinguishment of debt	(131)	—	(131)	—
Net unrealized change in fair value of investment in marketable securities	2	(6,265)	(1,281)	(9,603)
Change in net assets of consolidated CMBS Trust	657	—	1,422	—
Operating income (loss)	18,065	(5,405)	25,229	(8,971)
Interest expense	(3,284)	(2,204)	(6,343)	(4,348)
Net income (loss)	$14,781	$(7,609)	$18,886	$(13,319)

Basic and diluted net income (loss) per share of Class A common stock	$0.70	$(0.35)	$0.87	$(0.63)
Basic and diluted net income (loss) per share of Class I common stock	$0.70	$(0.35)	$0.87	$(0.64)
Basic and diluted net income (loss) per share of Class T common stock	$0.70	$(0.35)	$0.87	$(0.63)
Basic and diluted net income (loss) per share of Class D common stock	$0.70	$(0.35)	$0.87	$(0.64)
Basic and diluted net income (loss) per share of Class N common stock	$0.70	$(0.35)	$0.87	$(0.64)
Basic and diluted net income (loss) per share of Class M-I common stock	$0.70	$(0.35)	$0.87	$(0.66)
Basic and diluted net income (loss) per share of Class T2 common stock	$0.70	$(0.35)	$0.87	$(0.65)
Basic and diluted net income (loss) per share of Class Z common stock	$0.70	$(0.35)	$0.87	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	545,253	6	8,844	—	8,850
Issuance of common stock through the distribution reinvestment plan	—	—	151,160	1	2,356	—	2,357
Redemption of common stock	—	—	(1,138,837)	(11)	(18,496)	—	(18,507)
Distributions to investors	—	—	—	—		(4,486)	(4,486)
Offering costs	—	—	—	—	(795)	—	(795)
Equity based compensation	—	—	609	—	11	—	11
Net income	—	—	—	—	—	4,105	4,105
Balance, March 31, 2023	—	$—	21,991,339	$221	$269,927	$(100,062)	$170,086
Issuance of common stock	—	—	289,014	2	4,312	—	4,314
Issuance of common stock through the distribution reinvestment plan	—	—	152,364	—	2,227	—	2,227
Redemption of common stock	—	—	(1,110,842)	(10)	(16,610)	—	(16,620)
Distributions to investors	—	—	—	—		(4,335)	(4,335)
Offering costs	—	—	—	—	(666)	—	(666)
Equity based compensation	—	—	936	—	15	—	15
Net Income	—	—	—	—	—	14,781	14,781
Balance, June 30, 2023	—	$—	21,322,811	$213	$259,205	$(89,616)	$169,802
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$18,886	$(13,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,713	5,743
Net realized gain from sale of real estate assets	(15,968)	—
Net realized gain upon sale of marketable securities	(3,472)	(976)
Net unrealized loss on investments held at fair value	471	9,603
Loss on extinguishment of debt	131	—
Share based compensation	26	31
Amortization of intangible lease assets and liabilities	568	4,674
Amortization of deferred financing costs	266	137
Straight line rent	(263)	(261)
Amortization of discount on note to affiliate	93	89
Changes in assets and liabilities:
Receivables, net	690	158
Deferred leasing costs	(1,111)	(59)
Prepaid and other assets	(504)	(704)
Accounts payable and accrued expenses	511	810
Other liabilities	1,384	(353)
Due to affiliates	(48)	(4,481)
Net cash provided by operating activities	7,373	1,092
Cash flows from investing activities:
Proceeds from sale of real estate assets	41,859	—
Improvements to real estate assets	(1,215)	(932)
Investment in marketable securities	(1,484)	(19,662)
Proceeds from sale of marketable securities	30,578	19,515
Principal payments received from mortgage loans held in consolidated CMBS Trust	122	—
Net cash provided by (used in) investing activities	69,860	(1,079)
Cash flows from financing activities:
Proceeds from line of credit	20,000	6,000
Repayment of line of credit	(73,800)	(35,000)
Proceeds from mortgage loans payable	25,500	—
Repayment of mortgage loans payable	(14,869)	(355)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(122)	—
Proceeds from issuance of common stock	12,970	39,025
Payment of financing costs	(1,109)	—
Payment of offering costs	(1,712)	(1,742)
Distributions to investors	(4,230)	(4,122)
Redemption of common stock	(35,331)	(5,599)
Net cash used in financing activities	(72,703)	(1,793)
Net increase (decrease) in cash and cash equivalents	4,530	(1,780)
Cash and cash equivalents beginning of period	5,197	7,131
Cash and cash equivalents end of period	$9,727	$5,351
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2023	2022
Distributions declared and unpaid	$703	$743
Common stock issued through the distribution reinvestment plan	4,584	4,674
Purchases of marketable securities not yet paid	—	273
Proceeds from sale of marketable securities not yet received	—	258
Proceeds from issuance of common stock not yet received	369	730
Accrued offering costs not yet paid	825	2,338
Capital expenditures not yet paid	138	34

Supplemental Cash Flow Disclosures:
Interest paid	$6,101	$4,092

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

On January 8, 2020, the Company commenced its third public offering, which continued until August 10, 2023 (the “Third Public Offering”). In the Third Public Offering, the Company offered to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 10). The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Notes 9 and 17.

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2023. The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The recent news about the failure or the potential failure of certain banks has not had, and is not expected to have, a direct impact on the Company as the Company's line of credit is with Wells Fargo Bank National Association ("Wells Fargo"), and the Company does not have cash deposits or leases with those financial institutions which recently have been placed into receivership.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of June 30, 2023 and December 31, 2022, none of the Company's real estate investments were impaired.

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2023 and December 31, 2022, the Company has accrued $18,257 and $18,307, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of June 30, 2023, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for the lease at Hialeah I where the tenant has declared bankruptcy.

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

Risks and Uncertainties

As of June 30, 2023 and December 31, 2022, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing.

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
June 30, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$102	$—	$—	$102
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,148,227	—	1,148,227
Total	$102	$1,148,227	$—	$1,148,329

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,116,250	$—	$1,116,250

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$26,987	$—	$—	$26,987
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,156,263	$—	1,156,263
Total	$26,987	$1,156,263	$—	$1,183,250

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,096	$—	$1,125,096
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at June 30, 2023 and December 31, 2022 approximated its fair value of $31,000 and $84,800, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $190,896 and $179,710 as of June 30, 2023 and December 31, 2022, respectively, with the increase in fair value attributable to a higher outstanding principal balance due to refinancing the loan at The Flats at Carrs Hill for additional proceeds. If the valuation of the Company's properties as of June 30, 2023 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,300 and $4,380 as of June 30, 2023 and December 31, 2022, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at June 30, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$31,000	Discounted cash flow	Loan to value	30.7%	30.7%	30.7%
			Market interest rate	7.03%	7.03%	7.03%
Mortgage Loans Payable	190,896	Discounted cash flow	Loan to value	22.4%	56.7%	51.1%
			Market interest rate	3.41%	6.74%	6.08%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$84,800	Discounted cash flow	Loan to value	51.8%	51.9%	51.9%
			Market interest rate	5.96%	5.96%	5.96%
Mortgage Loans Payable	179,710	Discounted cash flow	Loan to value	21.8%	55.0%	45.3%
			Market interest rate	3.41%	6.40%	5.96%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	June 30, 2023	December 31, 2022
Land	$129,598	$135,169
Buildings and improvements, less accumulated depreciation of $46,753 and $45,734, respectively	239,541	259,429
Furniture, fixtures and equipment, less accumulated depreciation of $2,037 and $1,665, respectively	2,142	2,443
Acquired intangible lease assets, less accumulated amortization of $42,250 and $43,476, respectively	15,874	23,511
Investment in real estate assets, net	$387,155	$420,552

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
The Company acquired no real estate property during the six months ended June 30, 2023 and 2022.

On January 12, 2023, the Company sold land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from its Flats at Carrs Hill investment for approximately $657, before deducting closing costs.

On June 26, 2023, the Company sold a 64,217 rentable square-foot Class A medical office building located in Dedham, Massachusetts ("Allied Drive"). Allied Drive was sold to an entity which is not affiliated with the Company, the Advisor, or any of its affiliates, for $41,900. Allied Drive was originally purchased on September 27, 2016 for a gross purchase price of $34,000, exclusive of closing costs. The Allied Drive sale resulted in a net realized gain of $15,426. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit (defined below).

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2023, the Company owned 14 properties with a total of 60 commercial leases. As of June 30, 2022, the Company owned 15 properties with a total of 61 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease revenue (1)	$10,504	$9,957	$21,102	$19,732
Straight-line revenue	127	71	263	261
Above- and below-market lease amortization, net	109	204	2,569	408
Lease incentive amortization	(26)	(26)	(52)	(52)
Property related income	$10,714	$10,206	$23,882	$20,349
(1) Lease revenue includes $1,444 and $1,293 of variable income from tenant reimbursements for the three months ended June 30, 2023 and 2022, respectively and $2,967 and $2,659 of variable income from tenant reimbursements for the six months ended June 30, 2023 and 2022, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of June 30, 2023 are as follows:

Year	Amount
2023 - remainder of year	$11,143
2024	22,169
2025	21,299
2026	17,947
2027	12,353
Thereafter	23,562
$108,473
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $5,959 of lease revenue for the six months ended June 30, 2023.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
The Glenn, Centennial, CO	19.1%	16.7%
Providence Square, Marietta, GA	11.4	10.0
Seattle East Industrial, Redmond, WA	10.1	9.1
Terra Nova, Chula Vista, CA¹	2.5	13.0
Total	43.1%	48.8%

	Percent of property related income
Tenant	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
FedEx Ground - Seattle East Industrial	10.1%	9.1%
Bed Bath & Beyond, Inc - Terra Nova Plaza¹	0.3	10.8
Total	10.4%	19.9%
¹ In November 2022, Bed Bath & Beyond, Inc., a tenant at Terra Nova Plaza, informed the Company of its desire to close its store and early terminate its lease at Terra Nova Plaza as of March 2023. The Company executed the lease termination agreement on March 31, 2023 which was effective as of April 1, 2023, after which the Company was not entitled to any further revenue from this lease aside from a termination fee. Consequently, the Company accelerated recognition of the unamortized acquired below market lease intangible resulting in an increase in property related income of $2,342 for such amortization for the six months ended June 30, 2023.

	Percent of property related income
Property	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
The Glenn, Centennial, CO	18.2%	17.5%
Providence Square, Marietta, GA	11.6	11.5
Seattle East Industrial, Redmond, WA	10.6	10.6
Total	40.4%	39.6%

	Percent of property related income
Tenant	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
FedEx Ground - Seattle East Industrial	10.6%	10.6%
Total	10.6%	10.6%
The Company's only tenant representing more than 10% of in-place annualized base rental revenues as of June 30, 2023 and 2022 was as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2023	June 30, 2022
FedEx Ground - Seattle East Industrial	11.6%	11.4%
Total	11.6%	11.4%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	June 30, 2023	December 31, 2022
Marketable securities—cost	$75	$25,679
Unrealized gains	28	2,556
Unrealized losses	(1)	(1,248)
Net unrealized gain	27	1,308
Marketable securities—fair value	$102	$26,987

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2023 and 2022, marketable securities sold generated proceeds of zero and $8,952, respectively, resulting in gross realized gains of zero and $835, respectively, and gross realized losses of zero and $884, respectively. During the six months ended June 30, 2023 and 2022, marketable securities sold generated proceeds of $30,481 and $19,731, respectively, resulting in gross realized gains of $4,493 and $2,340, respectively, and gross realized losses of $1,021 and $1,364, respectively.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,224,000 of outstanding principal balance as of June 30, 2023. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Real estate loans held in consolidated CMBS Trust, at fair value	$1,148,227	$1,156,263
Bonds payable held in consolidated CMBS Trust, at fair value	1,116,250	1,125,096
Net investment in CMBS Trust, at fair value	$31,977	$31,167

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

On January 27, 2023, the Former Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement. As of June 30, 2023, the outstanding balance under the Wells Fargo Line of Credit was $31,000 and the weighted average interest rate was 7.03%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of June 30, 2023, the Company's maximum borrowing capacity was $70,933.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be five properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the sale of Allied Drive, certain concentration covenants were modified via an amendment to the Wells Fargo Line of Credit, effective on the sale closing date of June 26, 2023. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all financial covenants as of June 30, 2023.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	June 30, 2023	December 31, 2022
Wells Fargo	$31,000	$84,800
Deduct: Deferred financing costs, less accumulated amortization	(545)	(20)
Line of credit, net	$30,455	$84,780

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any.

On June 26, 2023, RPT Flats at Carrs Hill, LLC ("RPT Flats at Carrs Hill"), an indirect wholly-owned subsidiary of the Company, as borrower, entered into a loan agreement (the "Loan Agreement"), providing for a $25,500 non-recourse loan (the "Loan") from Nationwide Life Insurance Company ("Nationwide"), which is not affiliated with the Company, its Advisor, or any of its affiliates. The Loan is secured by RPT Flats at Carrs Hill, which owns the residential property, The Flats at Carrs Hill.

The interest rate for the Loan is fixed at 5.51% with interest-only payments for the entire seven year term. The maturity date of the Loan is July 1, 2030 with no extension options. The Loan Agreement permits voluntary prepayment of the full amount of the Loan subject to payment of the applicable prepayment premium, which is equal to the greater of (a) a yield maintenance calculation or (b) 1% of the outstanding principal balance of the Loan on the prepayment date. The Loan can be prepaid at par during the seventh year of the term. Additionally, the Loan Agreement contains a one-time option for the Loan to be assumed by a new borrower subject to satisfaction, in Nationwide’s sole discretion, of specified conditions and payment of a fee equal to 1.0% of the outstanding principal balance of the Loan.

Proceeds of the Loan were used to fully prepay and release the existing $14,500 mortgage loan on RPT Flats at Carrs Hill (the "Prior Loan") with the remaining proceeds being used to pay down the outstanding balance on the Wells Fargo Line of Credit. In connection with origination of the Loan and release of the Prior Loan, the Company incurred approximately $306 of financing costs and a $131 loss on extinguishment of debt.

The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,789	$11,933	3.41%	December 1, 2023
State Farm Life Insurance Company	Elston Plaza	16,984	17,149	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,673	6,733	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	14,500	5.51	July 1, 2030
		$201,786	$191,155
Deduct: Deferred financing costs, less accumulated amortization		(909)	(722)
Mortgage loans payable, net		$200,877	$190,433

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2023 are as follows:

Year	Amount
Remainder of 2023	$12,019
2024	474
2025	31,493
2026	16,246
2027	145
Thereafter	172,409
Total	$232,786

NOTE 9 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America, the Operating Partnership and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of August 2, 2024. There is no limit to the number of terms for which the Advisory Agreement can be renewed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed component	$782	$932	$1,650	$1,781
Performance component	—	—	—	1,500
	$782	$932	$1,650	$3,281

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

For the three months ended June 30, 2023 and 2022, RREEF America incurred $69 and $78 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2023 and 2022, RREEF America incurred $139 and $149 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2023 and December 31, 2022, the Company had a payable to RREEF America of $90 and $70, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of June 30, 2023, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2023 and 2022, the Company amortized $47 and $45, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2023 and 2022, the Company amortized $93 and $89, respectively, of the discount on the Note to Affiliate into interest expense.

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was most recently amended on August 2, 2023. The Dealer Manager Agreement governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering and the Third Public Offering. As of June 30, 2023 and December 31, 2022, the Company has accrued $136 and $171, respectively, in Trailing Fees currently payable to the Dealer Manager, and $18,257 and $18,307, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2023 and 2022, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $44 and $115, respectively. For the six months ended June 30, 2023 and 2022, the Dealer Manager earned upfront dealer manager fees totaling $114 and $214, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended June 30, 2023 and 2022, the Dealer Manager incurred $1 and $69 respectively, in such costs on behalf of the Company. For the six months ended June 30, 2023 and 2022, the Dealer Manager incurred $4 and $70, respectively, in such costs on behalf of the Company. As of June 30, 2023 and December 31, 2022, the Company had zero and $22, respectively, of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2023, estimated accrued Trailing Fees payable in the future of $2,152.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2023, estimated accrued Trailing Fees payable in the future of $6,443.
For the Third Public Offering, as of June 30, 2023, the Company raised $147,166 in gross proceeds and incurred $15,703 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $9,662.
Operating Expenses

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2023, total operating expenses of the Company were $4,741, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2023 and December 31, 2022, the Company owed its affiliates the following amounts:

	June 30, 2023	December 31, 2022
Reimbursable under the Advisory Agreement	$90	$70
Reimbursable under the Dealer Manager Agreement	—	22
Advisory fees	255	324
Accrued Trailing Fees	18,393	18,478
Due to affiliates	$18,738	$18,894

Note to Affiliate	$5,383	$5,383
Unamortized discount	(369)	(461)
Note to Affiliate, net of unamortized discount	$5,014	$4,922

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid in a trailing basis, but are not subject to any selling commissions or distribution fees. Class M-I shares will not incur any up-front commissions or trailing fees. Class S shares are subject to selling commissions of up to 3% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately seven years. Class T shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 2.50% of the purchase price, and annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years. Class T2 shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 0.50% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately six years. Class D shares sold in the Private Offerings are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees. Also see Note 17.

Class N shares are not sold in the primary portion of the Third Public Offering. Class N shares will be issued upon conversion of an investor's Class T shares once (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2023, 40,193 and 225,055 Class T shares were converted to 40,522 and 226,711 Class N shares, respectively. For the three and six months ended June 30, 2022, 197,490 and 332,769 Class T shares were converted to 197,441 and 332,526 Class N shares, respectively. Also see Note 17.

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

Stock Issuance

During the six months ended June 30, 2023 and 2022, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	No. of shares	Amount	No. of shares	Amount
Class A Shares	60,768	$959	240,305	$4,181
Class D Shares	222,400	3,628	732,772	12,629
Class I Shares	318,814	4,897	1,074,633	18,476
Class M-I Shares	54,558	844	55,860	959
Class N Shares converted from Class T Shares, net	1,656	—	(243)	—
Class T Shares	2,879	50	33,692	601
Class T2 Shares	173,192	2,786	156,542	2,760
Total	834,267	$13,164	2,293,561	$39,606

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
There were no Class S Shares issued as of June 30, 2023.

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
per share in effect on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

During the three and six months ended June 30, 2023 and 2022, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	26,111	$14.87	$388
Class I	707,863	14.96	10,588
Class T	3,117	14.99	47
Class D	369,068	14.98	5,527
Class N	4,683	14.87	70
Class M-I	—	—	—
Class T2	—	—	—

Six Months Ended June 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	175,256	$16.10	$2,822
Class I	1,218,269	15.54	18,933
Class T	17,116	16.02	273
Class D	673,779	15.52	10,458
Class N	159,849	15.97	2,554
Class M-I	—	—	—
Class T2	5,410	16.08	87

Three Months Ended June 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	90,254	$17.35	$1,561
Class I	76,075	17.47	1,326
Class T	25,156	17.43	438
Class D	25,667	17.34	444
Class N	9,503	17.47	166
Class M-I	—	—	—
Class T2	14,188	17.35	241

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	117,446	$17.22	$2,018
Class I	130,771	17.22	2,248
Class T	29,152	17.36	505
Class D	25,673	17.34	444
Class N	11,195	17.40	195
Class M-I	—	—	—
Class T2	14,188	17.35	241

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. As of February 23, 2023, the Company had received share redemption requests for the three months ended March 31, 2023 in excess of the limit of 5% of its combined NAV as of December 31, 2022. On April 1, 2023, the Company began accepting share redemption requests for the three months ended June 30, 2023, in accordance with its share redemption plan. As of April 25, 2023, the Company had received share redemption requests for the three months ended June 30, 2023 in excess of the limit of 5% of its combined NAV as of March 31, 2023. On July 1, 2023, the Company began accepting share redemption requests for the three months ended September 30, 2023, in accordance with its share redemption plan.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
On June 21, 2022, the Company's board of directors amended the Compensation Plans to increase the independent director compensation, including increasing the Annual Share Grant Awards from $10 to $25.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,869	$17.40	1,869	$17.40
Changes during the period:
Granted	5,034	14.90	5,034	14.90
Vested	(1,869)	17.40	(1,869)	17.40
Forfeited	—	—	—	—
Outstanding, end of period	5,034	14.90	5,034	14.90
Amount included in general and administrative expenses	$15		$26

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	2,025	$14.82	7,018	$14.48
Changes during the period:
Granted	1,722	17.44	1,722	17.44
Vested	(2,025)	14.82	(7,018)	14.48
Forfeited	—	—	—	—
Outstanding, end of period	1,722	17.44	1,722	17.44
Amount included in general and administrative expenses	$7		$31

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended June 30, 2023 and 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended June 30, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$2,978	$8,476	$106	$1,977	$483	$287	$422	$52
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$2,978	$8,476	$106	$1,977	$483	$287	$422	$52
Denominator - weighted average number of common shares outstanding	4,264,175	12,137,859	151,375	2,830,904	691,318	411,416	604,216	75,000
Basic and diluted net income per share:	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70	$0.70

	Six Months Ended June 30, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$3,722	$10,839	$162	$2,636	$616	$346	$499	$66
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$3,722	$10,839	$162	$2,636	$616	$346	$499	$66
Denominator - weighted average number of common shares outstanding	4,259,030	12,401,571	185,311	3,015,871	704,952	395,663	571,271	75,000
Basic and diluted net income per share:	$0.87	$0.87	$0.87	$0.87	$0.87	$0.87	$0.87	$0.87

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(1,498)	$(4,609)	$(215)	$(976)	$(152)	$(65)	$(67)	$(27)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(1,498)	$(4,609)	$(215)	$(976)	$(152)	$(65)	$(67)	$(27)
Denominator - weighted average number of common shares outstanding	4,239,612	13,043,925	608,589	2,761,288	429,672	184,473	189,155	75,000
Basic and diluted net loss per share:	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)	$(0.35)

	Six Months Ended June 30, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,370)	$(7,190)	$(378)	$(1,437)	$(211)	$(97)	$(94)	$(42)
Allocation of performance fees	(286)	(913)	(47)	(191)	(27)	(16)	(14)	(6)
Total Numerator	$(2,656)	$(8,103)	$(425)	$(1,628)	$(238)	$(113)	$(108)	$(48)
Denominator - weighted average number of common shares outstanding	4,199,886	12,744,375	670,157	2,546,965	374,872	171,053	166,805	75,000
Basic and diluted net loss per share:	$(0.63)	$(0.64)	$(0.63)	$(0.64)	$(0.64)	$(0.66)	$(0.65)	$(0.64)

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
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

	Three Months Ended
	March 31, 2023	June 30, 2023	Six Months Ended June 30, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554
Distributions paid or payable in cash	$2,129	$2,107	$4,236
Distributions reinvested	2,357	2,227	4,584
Distributions declared	$4,486	$4,334	$8,820
Class A Shares issued upon reinvestment	31,585	34,718	66,303
Class I Shares issued upon reinvestment	78,943	83,047	161,990
Class T Shares issued upon reinvestment	836	459	1,295
Class D Shares issued upon reinvestment	28,498	21,117	49,615
Class N Shares issued upon reinvestment	3,849	4,726	8,575
Class M-I Shares issued upon reinvestment	3,099	3,645	6,744
Class T2 Shares issued upon reinvestment	4,350	4,653	9,003

	Three Months Ended
	March 31, 2022	June 30, 2022	Six Months Ended June 30, 2022
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364
Distributions paid or payable in cash	$2,020	$2,217	$4,237
Distributions reinvested	2,210	2,464	$4,674
Distributions declared	$4,230	$4,681	$8,911
Class A Shares issued upon reinvestment	27,036	28,747	55,783
Class I Shares issued upon reinvestment	75,809	80,232	156,041
Class T Shares issued upon reinvestment	2,447	2,114	4,561
Class D Shares issued upon reinvestment	20,428	25,795	46,223
Class N Shares issued upon reinvestment	1,565	2,141	3,706
Class M-I Shares issued upon reinvestment	1,224	1,614	2,838
Class T2 Shares issued upon reinvestment	885	1,177	2,062

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	June 30, 2023	Six Months Ended June 30, 2023
Class A	$783	$799	$1,582
Class I	2,575	2,490	5,065
Class T	40	28	68
Class D	725	633	1,358
Class N	153	155	308
Class M-I	86	93	179
Class T2	107	119	226
Class Z	17	17	34
Distributions declared	$4,486	$4,334	$8,820

	Three Months Ended
	March 31, 2022	June 30, 2022	Six Months Ended June 30, 2022
Class A	$786	$837	$1,623
Class I	2,610	2,853	5,463
Class T	139	121	260
Class D	540	666	1,206
Class N	74	103	177
Class M-I	36	44	80
Class T2	28	39	67
Class Z	17	18	35
Distributions declared	$4,230	$4,681	$8,911

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero and $22 for the three months ended June 30, 2023 and 2022, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $27 and $25 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

For the three and six months ended June 30, 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. For the three and six months ended June 30, 2022, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2023 and December 31, 2022 and net income (loss) for the three and six months ended June 30, 2023 and 2022.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of June 30, 2023	$387,156	$102	$1,148,227	$1,535,485
Receivables	5,884	—	4,378	10,262
Deferred leasing costs	3,344	—	—	3,344
Prepaid and other assets	1,261	—	—	1,261
Subtotal	$397,645	$102	$1,152,605	$1,550,352

Reconciliation to total assets of June 30, 2023
Carrying value per reportable segments				$1,550,352
Other assets				12,032
Total assets				$1,562,384

Carrying value as of December 31, 2022	$420,552	$26,987	$1,156,263	$1,603,802
Receivables	6,185	211	4,239	10,635
Deferred leasing costs	3,325	—	—	3,325
Prepaid and other assets	920	—	—	920
Subtotal	$430,982	$27,198	$1,160,502	$1,618,682

Reconciliation to total assets of December 31, 2022
Carrying value per reportable segments				$1,618,682
Other assets				6,807
Total assets				$1,625,489

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2023	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$10,714	$—	$—	$10,714
Investment income on marketable securities	—	1	—	1
Total revenues	10,714	1	—	10,715
Segment operating expenses	3,361	6	—	3,367
Net realized gain on sale of real estate	15,426	—	—	15,426
Net realized gain (loss) upon sale of marketable securities	—	—	—	—
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	2	—	2
Change in net assets of consolidated CMBS trust	—	—	657	657
Operating income (loss) - segments	$22,648	$(3)	$657	$23,302

Three Months Ended June 30, 2022
Property related income	$10,206	$—	$—	$10,206
Investment income on marketable securities	—	249	—	249
Total revenues	10,206	249	—	10,455
Segment operating expenses	3,059	7	—	3,066
Net realized loss upon sale of marketable securities	—	(49)	—	(49)
Net unrealized change in fair value of investment in marketable securities	—	(6,265)	—	(6,265)
Operating income (loss)- segments	$7,147	$(6,072)	$—	$1,075

	Three Months Ended June 30,
Reconciliation to net income (loss)	2023	2022
Operating income - segments	$23,302	$1,075
General and administrative expenses	(587)	(533)
Advisory expenses	(782)	(932)
Depreciation	(2,890)	(2,886)
Amortization	(978)	(2,129)
Operating income (loss)	18,065	(5,405)
Interest expense	(3,284)	(2,204)
Net income (loss)	$14,781	$(7,609)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2023	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$23,882	$—	$—	$23,882
Investment income on marketable securities	—	44	—	44
Total revenues	23,882	44	—	23,926
Segment operating expenses	6,562	14	—	6,576
Net realized gain on sale of real estate	15,968	—	—	15,968
Net realized gain upon sale of marketable securities	—	3,472	—	3,472
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,281)	—	(1,281)
Change in net assets of consolidated CMBS trust	—	—	1,422	1,422
Operating income - segments	$33,157	$2,221	$1,422	$36,800

Six Months Ended June 30, 2022
Property related income	$20,349	$—	$—	$20,349
Investment income on marketable securities	—	482	—	482
Total revenues	20,349	482	—	20,831
Segment operating expenses	6,045	17	—	6,062
Net realized gain upon sale of marketable securities	—	976	—	976
Net unrealized change in fair value of investment in marketable securities	—	(9,603)	—	(9,603)
Operating income (loss) - segments	$14,304	$(8,162)	$—	$6,142

	Six Months Ended June 30,
Reconciliation to net income (loss)	2023	2022
Operating income - segments	$36,800	$6,142
General and administrative expenses	(1,263)	(1,060)
Advisory expenses	(1,650)	(3,281)
Depreciation	(5,713)	(5,743)
Amortization	(2,945)	(5,029)
Operating income (loss)	25,229	(8,971)
Interest expense	(6,343)	(4,348)
Net income (loss)	$18,886	$(13,319)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
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
In June 2023, the Company entered into a purchase and sale agreement to sell the Anaheim Hills Office Plaza property. Closing of the sale is expected during the third quarter of 2023 and is subject to the buyer performing on its obligation to close.

NOTE 17 — SUBSEQUENT EVENTS

As of July 24, 2023, the Company has received share redemption requests during the quarter ending September 30, 2023 in excess of the limit of 5% of the Company’s combined NAV as of June 30, 2023. Pursuant to the terms of the Company’s share redemption plan, all redemption requests received during the quarter prior to July 24, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on July 24, 2023 were satisfied on a pro rata basis at 34.4% of the requested amount without regard to share class such that aggregate redemptions during the quarter ending September 30, 2023 did not exceed the limit of 5% of the Company’s combined NAV as of June 30, 2023. The Company will no longer accept additional redemption requests until October 1, 2023. All unsatisfied redemption requests received during the quarter ending September 30, 2023 must be resubmitted on or after October 1, 2023 to be accepted.

On August 2, 2023, the Company and its Operating Partnership entered into an amendment to the Second Amended and Restated Dealer Manager Agreement, which amended certain provisions related to payment or reimbursement of certain dealer manager expenses as requested by the Financial Industry Regulatory Authority.

On August 2, 2023, the Company entered into the Third Amended and Restated Advisory Agreement with its Operating Partnership and its Advisor, which eliminated the ability of the Company's board of directors to reduce the minimum NAV per share above which the performance component of the advisory fee may be earned, for reasons related to the then current market environment. The minimum NAV per share above which the performance component of the advisory fee may be earned may still be reduced by the Company's board of directors in specified situations, such as to account for stock dividends, stock splits or other transactions affecting the capital structure of the Company.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2023
(Unaudited)
(in thousands, except share and per share data)

On August 10, 2023, the Company commenced its fourth public offering (the “Fourth Public Offering”). In the Fourth Public Offering, the Company is offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares. The Class N and Class T shares are not available for purchase except through the Company's distribution reinvestment plan.

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

Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on August 2, 2024.

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised a total of $102,831 (the "Initial Public Offering"). Our second public offering commenced in July 12, 2016, through which we raised a total of $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we have raised $147,166 as of June 30, 2023 (the "Third Public Offering"). On August 10, 2023, our fourth public offering commenced (the "Fourth Public Offering"). We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock.

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Placement”). The Reg D Private Placement is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the "Reg S Private Placement" and, together with the Reg D Private Placement, the "Private Placements"). We refer to the Initial Public Offering, Second Public Offering, Third Public Offering, Fourth Public Offering and the Private Placements collectively as our “offerings.”

The per share purchase price of our common stock varies from day-to-day, and on any given business day, for a given share class, is equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D, Class S and Class T2 shares only, applicable selling commissions and dealer manager fees.

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Fourth Public Offering at any time.

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2023, we owned 14 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of June 30, 2023, our weighted average remaining lease term for active leases was 4.2 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2023:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Anaheim Hills Office Plaza	Anaheim, CA	73,997	9	100.0
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		270,245	11	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	11	95.7
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,591	43	89.3
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I(5)	Miami, FL	57,000	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	6	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	100.0
The Glenn	Centennial, CO	274,688	306	98.0
Residential Total		410,584	444	98.6
Grand Total		1,883,570	60/444	97.0%

(1) Leased percentage is based on executed leases as of June 30, 2023, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.
(5) The sole tenant in Hialeah I declared bankruptcy, and the lease was rejected in the bankruptcy court. We expect the tenant to vacate the property in 2023.

Real Estate Equity Securities Portfolio

As of June 30, 2023, our real estate equity securities portfolio consisted of publicly-traded common stock of 24 REITs with a value of $102 allocated cross multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Real Estate Loan Portfolio

In October 2022, we purchased all of the Class D certificates and certain interest-only certificates of CMBS securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac") for a total investment of $30,855, excluding closing costs and the net accrued interest receivable. The investment was funded by a borrowing from the amended and restated secured revolving credit facility by and among us, as guarantor, and certain of the wholly owned subsidiaries of our Operating Partnership, as co-borrowers, with Wells Fargo Bank, National Association, as administrative agent (the "Wells Fargo Line of Credit"). This borrowing was made by utilizing existing borrowing capacity based on the real estate properties encumbered by the Wells Fargo Line of Credit. Our investment in the CMBS Trust is not collateral for the Wells Fargo Line of Credit.

The Class D certificates represent the most subordinate tranche of the CMBS Trust issued through Freddie Mac's K-Series program. The Class D certificates are a zero-coupon investment with a term of nearly ten years that is purchased at a significant discount to its par value.

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of June 30, 2023, these amounts are $1,148,227 and $1,116,250, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net of the above referenced amounts represents our actual investment.

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

Market Outlook

Rapid interest-rate increases since the end of 2021 have reverberated through most asset classes, including real estate. According to the National Council of Real Estate Investment Fiduciaries (“NCREIF”), vacancy rates remained at or near all-time lows in the residential, industrial, and retail sectors in the first quarter of 2023, although they increased in the office sector.

In the context of broadly healthy fundamentals, we believe real estate’s repricing over the past year was primarily driven by capital markets. However, there are signs that capitalization rates have reached a plateau.

Treasury yields (per the Federal Reserve, July 2023) and BAA bond yields (per Moody’s, July 2023) peaked in October 2022, oscillating within a lower range through the first half of 2023. According to the Bureau of Labor Statistics and the Bureau of Economic Analysis from June 2023, inflation has steadily declined from 9% to be in the range of 3%-5%, depending on the specific measure. While it remains above the Federal Reserve’s target of 2%, perhaps leading to another one or two Federal Funds rate hikes, we believe that a flat 10-30-year yield curve implies that longer-term interest rates, and capitalization rates, will remain steady.

While signaling a possible end to capitalization rate increases, the yield curve from the Federal Reserve also conveys another, less positive message. According to the Federal Reserve, ten-year Treasury yields are well below 3-month rates (as they have been since last summer), from which the National Bureau of Economic Research indicates that such inversions have foreshadowed each of the past eight recessions, 1-2 years in advance. Indeed, we believe that the economy will succumb to the dampening effects of high interest rates later this year.

We believe a recession typically translates into weaker leasing as businesses and households retrench. These trends coincide with near-record levels of building completions (in absolute terms, although not as a share of existing inventory) in the industrial and residential sectors, according to the CBRE Economic Analysis in March 2023, as projects delayed by supply-chain disruptions finally come to fruition. We believe this combination of inhibited demand and inflated supply will soften fundamentals over the next year.

Yet, we believe that the slowdown will amount to no more than a soft patch. Labor markets are structurally tight as job openings outstrip available workers by a large margin, according to the Bureau of Labor Statistics in June 2023. In addition, according to the Federal Reserve in March 2023, household finances are solid as financial obligations as a share of disposable income are near their lowest levels since the 1980s. Further, after years of shortages, we believe pent-up demand has backstopped the rate-sensitive auto and housing industries, as vehicles sales jumped 20% year-over-year in June, according to the Census Bureau, and home prices have been stable since January, according to Case-Shiller. Meanwhile, the Bureau of Economic Analysis shows that real estate construction is sliding, being down 13% since the COVID pandemic, amid skilled-labor shortages, tighter financing conditions, and lower real estate prices, which we believe portends a significant supply pullback in the second half of 2024.

Accordingly, we believe that vacancy rates, though rising, will remain well below historical norms, sustaining positive, albeit slower, rent growth. The office sector, representing roughly 20% of the overall market according to NCREIF, will struggle in our view, as companies adapting to hybrid working reduce footprints into 2025. However, across the industrial, residential, and retail sectors, we expect that vacancy rates will begin to recede, and rent growth accelerate, in the second half of 2024 as the economy picks up and supply dwindles.

Results of Operations

As of June 30, 2023, we owned 14 properties, a small portfolio of real estate equity securities and a real estate loan investment as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and six months ended June 30, 2023 and 2022. We review our results of operations with consideration of the properties that we owned for the entire periods of analysis, which we refer to as our “same-store” properties. With respect to the three and six months ended June 30, 2023 and 2022, all of our properties were same-store properties.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Property related income	$10,714	$10,206	$508	$23,882	$20,349	$3,533
Investment income on marketable securities	1	249	(248)	44	482	(438)
Total revenues	10,715	10,455	260	23,926	20,831	3,095
Expenses
General and administrative expenses	593	540	53	1,277	1,077	200
Property operating expenses	3,361	3,059	302	6,562	6,045	517
Advisory fees	782	932	(150)	1,650	3,281	(1,631)
Depreciation	2,890	2,886	4	5,713	5,743	(30)
Amortization	978	2,129	(1,151)	2,945	5,029	(2,084)
Total operating expenses	8,604	9,546	(942)	18,147	21,175	(3,028)
Net realized gain upon sale of real estate	15,426	—	15,426	15,968	—	15,968
Net realized gain (loss) upon sale of marketable securities	—	(49)	49	3,472	976	2,496
Loss on extinguishment of debt	(131)	—	(131)	(131)	—	(131)
Net unrealized change in fair value of investment in marketable securities	2	(6,265)	6,267	(1,281)	(9,603)	8,322
Change in net assets of consolidated CMBS Trust	657	—	657	1,422	—	1,422
Operating income (loss)	18,065	(5,405)	23,470	25,229	(8,971)	34,200
Interest expense	(3,284)	(2,204)	(1,080)	(6,343)	(4,348)	(1,995)
Net income (loss)	$14,781	$(7,609)	$22,390	$18,886	$(13,319)	$32,205

Three and Six Months Ended June 30, 2023 and 2022

Property Related Income

Our property related income for the three months ended June 30, 2023 increased compared to the 2022 period primarily due to higher base rents at The Glenn and the three Miami Industrial properties, partially offset by lower rents at Terra Nova Plaza due to our early termination of the Bed, Bath & Beyond lease effective April 1, 2023. Our property related income for the six months ended June 30, 2023 increased compared to the 2022 period primarily due to the Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. Further increasing property related income for the six months ended June 30, 2023 compared to the 2022 period was higher base rents at The Glenn, the three Miami Industrial properties and Allied Drive.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-

reward relationship in the near term. This resulted in a lower investment income for the three and six months ended June 30, 2023 compared to the 2022 periods. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three and six months ended June 30, 2023 were directors and officers insurance, audit fees and legal costs. Compared to the three and six months ended June 30, 2022, the 2023 periods saw higher legal, audit and board member compensation.

Property Operating Expenses

Property operating expenses for the three and six months ended June 30, 2023 increased from the same periods in 2022 due to higher costs at several properties generally for insurance, repairs, utilities and property taxes. These increases were partially offset by lower snow removal costs.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2023 period compared to the 2022 period which is commensurate with the overall decrease in our average NAV due to higher share redemptions as well as property valuation declines.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2023, we recognized no performance component of the advisory fee primarily due to the decline in the value of our real estate property portfolio. For the six months ended June 30, 2022, we recognized $1,500 for the performance component of the advisory fee.

Depreciation and Amortization

While depreciation on properties remained essentially the same for the 2023 period compared to the 2022 period, amortization declined significantly due to The Glenn, where purchased leases were amortized over an approximate 6-month period which ended in second quarter 2022. This resulted in an $879 decrease for the three months ended June 30, 2023 and a $2,527 decrease for the six months ended June 30, 2023 compared to the 2022 periods. The decrease for the six months ended June 30, 2023 was offset by recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from The Flats at Carrs Hill property for approximately $657, resulting in a net realized gain of $542.

On June 26, 2023, we sold the Allied Drive property for $41,900. Allied Drive was originally purchased on September 27, 2016 for a gross purchase price of $34,000, resulting in a net realized gain of $15,426.

Loss on Extinguishment of Debt

On June 26, 2023, we originated a $25,500 non-recourse loan on The Flats at Carrs Hill for which proceeds were used to fully prepay the existing $14,500 mortgage loan. For this prepayment of the prior loan, we incurred a $131 loss on extinguishment of debt.

Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in a net realized gain of $3,472 for the six months ended June 30, 2023.

Due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis, resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the performance of the CMBS Trust overall. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. The primary contributor to the increase in net assets of the CMBS Trust was an increase in its estimated fair value.

Interest Expense

The higher interest expense for the three months ended June 30, 2023 compared to the 2022 period was primarily due to a higher weighted average interest rate 6.8% on the Wells Fargo Line of Credit compared to 2.4% for the 2022 period. The higher interest expense for six months ended June 30, 2023 compared to the 2022 period was primarily due to a higher weighted average interest rate of 6.6% on the Wells Fargo Line of Credit compared to 2.1% for the 2022 period. Our total outstanding loan balance as of June 30, 2023 consisted of 87% fixed rate loans and 13% floating rate loans.

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

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The duration of this period of high inflation, and when the economy will see a reduction of inflation to historical averages prior to coming out of the COVID-19 pandemic remains subject to countless economic, regulatory and population driven variables.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon ("BNYM") in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNYM. The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2023:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$501,500	$23.42	$23.57	$23.66	$23.58	$23.42	$23.42	$23.33	$23.60
Investments in real estate equity securities (2)	102	—	—	—	—	—	—	—	—
Real estate loans held in consolidated CMBS Trust, net (3)	32,438	1.51	1.52	1.53	1.53	1.52	1.51	1.51	1.52
Other assets, net (4)	15,316	0.71	0.72	0.72	0.72	0.72	0.72	0.71	0.72
Line of credit (5)	(31,000)	(1.45)	(1.46)	(1.46)	(1.46)	(1.45)	(1.45)	(1.44)	(1.46)
Mortgage loans payable (5)	(201,786)	(9.42)	(9.48)	(9.50)	(9.49)	(9.43)	(9.42)	(9.39)	(9.48)
Other liabilities, net (4)	(9,268)	(0.43)	(0.44)	(0.48)	(0.43)	(0.43)	(0.43)	(0.43)	(0.47)
Net asset value	$307,302	$14.34	$14.43	$14.47	$14.45	$14.35	$14.35	$14.29	$14.43
Note: No Class S shares were outstanding as of June 30, 2023.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of June 30, 2023, the value of our investments in real estate was approximately 7.7% more than their historical cost.

(2)  As of June 30, 2023, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 36.1% more than their historical cost.

(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of June 30, 2023, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 1.4% more than its carry value under GAAP.

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

As of June 30, 2023, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of June 30, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	8.95%	7.80%
Retail properties	7.27%	6.34%
Industrial properties	6.47%	4.96%
Residential properties	6.50%	5.07%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of June 30, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	(1.8)%	(2.1)%
Retail properties	(1.8)%	(2.3)%
Industrial properties	(1.9)%	(3.3)%
Residential properties	(1.9)%	(3.0)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2023.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$169,802	$7.92	$7.98	$7.99	$7.99	$7.93	$7.93	$7.88	$7.98
Plus:
Unrealized gain on real estate investments (1)	36,038	1.68	1.69	1.70	1.69	1.68	1.68	1.68	1.69
Difference in net assets of consolidated CMBS Trust (2)	419	0.02	0.02	0.02	0.02	0.02	0.02	0.02	0.02
Accumulated depreciation (3)	48,790	2.28	2.29	2.30	2.29	2.28	2.28	2.27	2.29
Accumulated amortization (3)	34,357	1.60	1.61	1.62	1.62	1.60	1.60	1.60	1.61
Deferred offering costs and expenses (4)	22,476	1.05	1.06	1.06	1.06	1.05	1.05	1.05	1.06
Less:
Deferred rent receivable (5)	(4,580)	(0.21)	(0.22)	(0.22)	(0.22)	(0.21)	(0.21)	(0.21)	(0.22)
Net asset value	$307,302	$14.34	$14.43	$14.47	$14.45	$14.35	$14.35	$14.29	$14.43
Note: No Class S shares were outstanding as of June 30, 2023.

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

(4) The deferred costs and expenses of $22,476 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $18,257 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,819 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as the war in Ukraine, higher interest rates, the impact of failed banks, inflation, impacts caused by the COVID-19 pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. We do not have any leasing or financing exposure to Silicon Valley Bank, Signature Bank or First Republic Bank. The extent to which the COVID-19 pandemic impacts our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include the duration of the outbreak, the impact of the global vaccination effort, the impact of government stimulus, new information that may emerge concerning the severity of the coronavirus, and actions taken to contain the coronavirus or treat its impact, among others.

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

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate, gains or losses on extinguishment of debt, the net unrealized change in the fair value of our investments in marketable securities and the net unrealized change in the fair value of our investment in the CMBS Trust.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$14,781	$(7,609)	$18,886	$(13,319)
Real estate related depreciation	2,890	2,886	5,713	5,743
Real estate related amortization	978	2,129	2,945	5,029
Realized (gain) loss on sale of real estate	(15,426)	—	(15,968)	—
NAREIT defined FFO	$3,223	$(2,594)	$11,576	$(2,547)
Straight line rents, net	(127)	(71)	(263)	(261)
Amortization of above- and below-market lease intangibles, net	(109)	(204)	(2,569)	(408)
Amortization of lease incentive	26	26	52	52
Loss on extinguishment of debt	131	—	131	—
Net unrealized change in fair value of investment in marketable securities	(2)	6,265	1,282	9,603
Net unrealized change in the fair value of our investment in CMBS Trust	(351)	—	(810)	—
Amortization of restricted stock awards	15	7	25	31
Amortization of deferred financing costs	163	69	266	137
Amortization of discount on note to affiliate	47	45	93	89
AFFO	$3,016	$3,543	$9,783	$6,696

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings or from sales of other investments. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of recent bank failures, the coronavirus pandemic and the general view of investors toward commercial real estate. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of June 30, 2023, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit, we had liquidity of $49,761.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we entered into the Wells Fargo Line of Credit. The Wells Fargo Line of Credit matures on February 28, 2025, after which we will have no further right to extend the term of the loan.

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

The Wells Fargo Line of Credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to our redemption plan and for any other corporate purpose. As of June 30, 2023, our maximum borrowing capacity was $70,933, our outstanding balance was $31,000 and our weighted average interest rate was 7.03%.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least five properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In connection with the sale of Allied Drive, certain concentration covenants were modified via an amendment to the Wells Fargo Line of Credit, effective on the sale closing date of June 26, 2023. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2023, we were in compliance with all covenants.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo Line of Credit to create room under our Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2023. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$11,789	3.41%	December 1, 2023
State Farm Life Insurance Company	Elston Plaza	16,984	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,673	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$201,786

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2023 are as follows:

Year	Amount
Remainder of 2023	$12,019
2024	474
2025	31,493
2026	16,246
2027	145
Thereafter	172,409
Total	$232,786

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2023, we owed $90 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2023, we raised $444,491 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2023, our total operating expenses (as defined in our charter) were $4,741, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2023 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of June 30, 2023, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2023 was $7,373 while cash flow provided by operating activities during the six months ended June 30, 2022 was $1,092. The primary reason for the lower net operating cash flow for the 2022 period relates to the payment of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2022 that was payable in 2023. Excluding the performance component payment, cash flow provided by operating activities during the 2023 period was higher than the 2022 period primarily due to higher net operating income via higher rents, and collection of interest on our investment in the CMBS Trust that we purchased in October 2022. Cash flow provided by operating activities for the six months ended June 30, 2023 was negatively impacted by payment of deferred leasing costs for new and renewed leases that will benefit future cash flow from operations.

Cash flow provided by investing activities of $69,860 for the six months ended June 30, 2023 was driven by the sale of our Allied Drive property in June 2023 and the near full liquidation of our securities portfolio in the first quarter of 2023. Cash flow used in investing activities during the six months ended June 30, 2022 was $1,079, primarily for building improvements and tenant improvements at various properties.

Cash flow used in financing activities was $72,703 for the six months ended June 30, 2023. This was primarily due to proceeds from the sale of our Allied Drive property, the sale of our securities portfolio and the refinance of the mortgage loan on The Flats at Carrs Hill. The proceeds from each of these activities was used to reduce outstanding balances on our Wells Fargo Line of Credit. We additionally paid financing costs of $1,109 to amend and extend our line credit agreement with Wells Fargo, as well as to refinance the mortgage loan on The Flats at Carrs Hill. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Cash flow provided by financing activities was $1,793 for the six months ended June 30, 2022. We received proceeds of $39,025 in our offerings which was utilized to make payments against our outstanding balance on the Wells Fargo Line of Credit and fund redemptions. We borrowed funds from our Wells Fargo Line of Credit to support our regular distribution payments to stockholders.

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

	Three Months Ended		Six Months Ended June 30, 2023
	March 31, 2023	June 30, 2023
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554
Distributions paid or payable in cash	$2,129	$2,107	$4,236
Distributions reinvested	2,357	2,227	4,584
Distributions declared	$4,486	$4,334	$8,820

Net cash provided by Operating Activities:	$2,182	$5,191	$7,373

Funds From Operations:	$8,353	$3,223	$11,576

For the six months ended June 30, 2023, our distributions were covered 83.6% by cash flow from operations and 16.4% by borrowings as the cash flow from operations was negatively impacted by the annual payment of directors and officers insurance and payment of deferred leasing costs on new and renewed leases that will benefit future cash flows. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offering or any other source.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of June 30, 2023, we had $31,000 outstanding under our Wells Fargo line of credit bearing interest at approximately 7.03%, representing approximately a 33.5% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $155 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the COVID-19 pandemic, the recent bank failures, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2023, we owned marketable securities with a value of $102. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2023 would result in a change of $10 to the unrealized gain or loss on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of June 30, 2023, our net investment in the CMBS Trust was valued at $31,978. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $3,198.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2023, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended June 30, 2023.

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

As of April 25, 2023, we had received share redemption requests for the second quarter of 2023 in excess of the limit of 5% of our combined NAV as of March 31, 2023. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to April 25, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on April 25, 2023 were satisfied on a pro rata basis at 57.4% of the requested amount without regard to share class. We did not accept additional redemption requests during the remainder of second quarter 2023. Such impacted stockholders who wished to request redemption of such unfulfilled requests were required to resubmit their redemption requests beginning July 1, 2023.

As of July 24, 2023, we had received share redemption requests for the third quarter of 2023 in excess of the limit of 5% of our combined NAV as of June 30, 2023. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to July 24, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on July 24, 2023 were satisfied on a pro rata basis at 34.4% of the requested amount without regard to share class. As a result of reaching the quarterly redemption volume limitation under our share redemption plan, we will no longer accept additional redemptions for the remainder of third quarter 2023. All unsatisfied redemption requests received during the quarter ending September 30, 2023 must be resubmitted on or after October 1, 2023 to be accepted.

The following table sets forth information regarding redemptions of shares of our common stock by month.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2023	1,110,842	$14.96	1,110,842	(1)
May 1 - May 31, 2023	—	—	—	(1)
June 1 - June 30, 2023	—	—	—	(1)
(1) Redemptions are limited as described above.

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
10.1
Loan Agreement, dated as of June 26, 2023, between RPT Flats at Carrs Hill, LLC, as borrower, and Nationwide Life Insurance Company, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 30, 2023.

10.2
Indemnity Agreement, dated as of June 26, 2023, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2023.

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

Date: August 11, 2023