Form 10-Q
period 2023-09-30
RREEF Property Trust, Inc.
filed 2023-11-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, the registrant had 4,225,807 shares of Class A common stock, $.01 par value, outstanding, 11,058,927 shares of Class I common stock, $.01 par value, outstanding, 103,242 shares of Class T common stock, $.01 par value, outstanding, 2,565,701 shares of Class D common stock, $.01 par value, outstanding, 572,064 shares of Class N common stock, $.01 par value, outstanding, 466,825 shares of Class M-I common stock, $.01 par value, outstanding, 633,644 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Investment in real estate assets, net	$371,851	$420,552
Investment in marketable securities	96	26,987
Real estate loans held in consolidated CMBS Trust, at fair value	1,116,842	1,156,263
Cash and cash equivalents	5,414	5,197
Receivables, net of allowance for doubtful accounts of $155 and $35, respectively	4,992	6,602
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,378	4,239
Deferred leasing costs, net of amortization of $1,923 and $2,037, respectively	2,811	3,325
Prepaid and other assets	2,835	2,324
Total assets	$1,509,219	$1,625,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$34,632	$84,780
Mortgage loans payable, net	189,020	190,433
Bonds payable held in consolidated CMBS Trust, at fair value	1,084,992	1,125,096
Accrued interest payable on bonds held in consolidated CMBS Trust	4,276	4,137
Accounts payable and accrued expenses	6,862	4,798
Due to affiliates	18,590	18,894
Note to affiliate, net of unamortized discount of $321 and $461, respectively	5,062	4,922
Acquired below market lease intangibles, less accumulated amortization of $10,271 and $7,706, respectively	8,067	10,859
Distributions payable	675	696
Other liabilities	1,974	2,323
Total liabilities	1,354,150	1,446,938
Stockholders' Equity:
Preferred stock, none issued	—	—
Class A common stock, 4,264,952 and 4,345,525 issued and outstanding, respectively	43	43
Class D common stock, 2,617,580 and 3,226,181 issued and outstanding, respectively	26	32
Class I common stock, 11,849,039 and 12,939,113 issued and outstanding, respectively	118	129
Class M-I common stock, 490,886 and 360,762 issued and outstanding, respectively	5	4
Class N common stock, 585,451 and 659,082 issued and outstanding, respectively	6	7
Class S common stock, none issued	—	—
Class T common stock, 106,423 and 351,926 issued and outstanding, respectively	1	4
Class T2 common stock, 635,903 and 475,565 issued and outstanding, respectively	6	5
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	247,989	278,007
Deficit	(93,126)	(99,681)
Total stockholders' equity	155,069	178,551
Total liabilities and stockholders' equity	$1,509,219	$1,625,489
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Property related income	$9,141	$10,295	$33,023	$30,644
Investment income on marketable securities	1	367	45	849
Total revenues	9,142	10,662	33,068	31,493
Expenses
General and administrative expenses	552	541	1,829	1,618
Property operating expenses	3,041	3,138	9,603	9,183
Advisory fees	743	482	2,393	3,763
Depreciation	2,692	2,890	8,405	8,633
Amortization	740	1,250	3,685	6,279
Total operating expenses	7,768	8,301	25,915	29,476
Net realized gain upon sale of real estate	2,012	—	17,980	—
Net realized gain (loss) upon sale of marketable securities	4	(724)	3,476	252
Loss on extinguishment of debt	—	—	(131)	—
Net unrealized change in fair value of investment in marketable securities	(11)	(2,570)	(1,292)	(12,173)
Change in net assets of consolidated CMBS Trust	179	—	1,601	—
Operating income (loss)	3,558	(933)	28,787	(9,904)
Interest expense	(2,868)	(2,302)	(9,211)	(6,650)
Net income (loss)	$690	$(3,235)	$19,576	$(16,554)

Basic and diluted net income (loss) per share of Class A common stock	$0.03	$(0.13)	$0.92	$(0.76)
Basic and diluted net income (loss) per share of Class I common stock	$0.03	$(0.14)	$0.92	$(0.77)
Basic and diluted net income (loss) per share of Class T common stock	$0.03	$(0.13)	$0.92	$(0.78)
Basic and diluted net income (loss) per share of Class D common stock	$0.03	$(0.16)	$0.92	$(0.78)
Basic and diluted net income (loss) per share of Class N common stock	$0.03	$(0.16)	$0.92	$(0.78)
Basic and diluted net income (loss) per share of Class M-I common stock	$0.03	$(0.19)	$0.92	$(0.82)
Basic and diluted net income (loss) per share of Class T2 common stock	$0.03	$(0.19)	$0.92	$(0.81)
Basic and diluted net income (loss) per share of Class Z common stock	$0.03	$(0.15)	$0.92	$(0.79)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	545,253	6	8,844	—	8,850
Issuance of common stock through the distribution reinvestment plan	—	—	151,160	1	2,356	—	2,357
Redemption of common stock	—	—	(1,138,837)	(11)	(18,496)	—	(18,507)
Distributions to investors	—	—	—	—		(4,486)	(4,486)
Offering costs	—	—	—	—	(795)	—	(795)
Equity based compensation	—	—	609	—	11	—	11
Net income	—	—	—	—	—	4,105	4,105
Balance, March 31, 2023	—	$—	21,991,339	$221	$269,927	$(100,062)	$170,086
Issuance of common stock	—	—	289,014	2	4,312	—	4,314
Issuance of common stock through the distribution reinvestment plan	—	—	152,364	—	2,227	—	2,227
Redemption of common stock	—	—	(1,110,842)	(10)	(16,610)	—	(16,620)
Distributions to investors	—	—	—	—		(4,335)	(4,335)
Offering costs	—	—	—	—	(666)	—	(666)
Equity based compensation	—	—	936	—	15	—	15
Net income	—	—	—	—	—	14,781	14,781
Balance, June 30, 2023	—	$—	21,322,811	$213	$259,205	$(89,616)	$169,802
Issuance of common stock	—	—	212,710	2	3,060	—	3,062
Issuance of common stock through the distribution reinvestment plan	—	—	153,284	2	2,190	—	2,192
Redemption of common stock	—	—	(1,064,836)	(11)	(15,351)	—	(15,362)
Distributions to investors	—	—	—	—	—	(4,200)	(4,200)
Offering costs	—	—	—	—	(1,134)	—	(1,134)
Equity based compensation	—	—	1,265	—	19	—	19
Net income	—	—	—	—	—	690	690
Balance, September 30, 2023	—	$—	20,625,234	$206	$247,989	$(93,126)	$155,069
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$19,576	$(16,554)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,405	8,633
Net realized gain from sale of real estate assets	(17,980)	—
Net realized gain upon sale of marketable securities	(3,476)	(252)
Net unrealized loss on investments held at fair value	609	12,173
Loss on extinguishment of debt	131	—
Share based compensation	45	39
Amortization of intangible lease assets and liabilities	1,084	5,746
Amortization of deferred financing costs	420	207
Straight line rent	198	(274)
Amortization of discount on note to affiliate	140	135
Changes in assets and liabilities:
Receivables, net	599	(112)
Deferred leasing costs	(1,167)	(62)
Prepaid and other assets	(817)	(405)
Accounts payable and accrued expenses	1,698	1,479
Other liabilities	(25)	(454)
Due to affiliates	(89)	(5,020)
Net cash provided by operating activities	9,351	5,279
Cash flows from investing activities:
Proceeds from sale of real estate assets	58,925	—
Improvements to real estate assets	(1,921)	(1,195)
Investment in marketable securities	(1,520)	(27,774)
Proceeds from sale of marketable securities	30,612	27,344
Principal payments received from mortgage loans held in consolidated CMBS Trust	182	—
Net cash provided by (used in) investing activities	86,278	(1,625)
Cash flows from financing activities:
Proceeds from line of credit	46,000	6,000
Repayment of line of credit	(95,300)	(46,500)
Proceeds from mortgage loans payable	25,500	—
Repayment of mortgage loans payable	(26,772)	(536)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(182)	—
Proceeds from issuance of common stock	16,401	55,020
Payment of financing costs	(1,540)	—
Payment of offering costs	(2,559)	(2,542)
Distributions to investors	(6,266)	(6,289)
Redemption of common stock	(50,694)	(9,240)
Net cash used in financing activities	(95,412)	(4,087)
Net increase (decrease) in cash and cash equivalents	217	(433)
Cash and cash equivalents beginning of period	5,197	7,131
Cash and cash equivalents end of period	$5,414	$6,698
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2023	2022
Distributions declared and unpaid	$675	$716
Common stock issued through the distribution reinvestment plan	6,776	7,084
Purchases of marketable securities not yet paid	—	91
Proceeds from sale of marketable securities not yet received	—	59
Proceeds from issuance of common stock not yet received	—	659
Redemption of common stock not yet paid	—	77
Accrued offering costs not yet paid	798	3,112
Capital expenditures not yet paid	1,943	97

Supplemental Cash Flow Disclosures:
Interest paid	$8,737	$6,237

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

On January 8, 2020, the Company commenced its third public offering, which continued until August 10, 2023 (the “Third Public Offering”). In the Third Public Offering, the Company offered to the public up to $2,300,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares (through the Company's distribution reinvestment plan only), Class S shares, Class T shares and Class T2 shares (also see Note 10).

On August 10, 2023, the Company commenced its fourth public offering, which is currently ongoing (the “Fourth Public Offering”). In the Fourth Public Offering, the Company is offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares. The Class N and Class T shares are not available for purchase except through the Company's distribution reinvestment plan (also see Note 10).

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

Together, the Initial Public Offering, the Second Public Offering, the Third Public Offering, the Fourth Public Offering and the Private Offerings are collectively referred to as the "Offerings."

Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, Class S, Class T, Class T2 and Class D shares only, applicable selling commissions. Each class of shares

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2023. The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of September 30, 2023 and December 31, 2022, none of the Company's real estate investments were impaired.

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
September 30, 2023
(Unaudited)
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2023 and December 31, 2022, the Company has accrued $18,151 and $18,307, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
entire lease will be recognized at the time that a tenant’s right to occupy the leased space is terminated and collectibility is reasonably assured.

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of September 30, 2023, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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

Risks and Uncertainties

As of September 30, 2023 and December 31, 2022, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and Gaza, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Note 10.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$96	$—	$—	$96
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,116,842	—	1,116,842
Total	$96	$1,116,842	$—	$1,116,938

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,084,992	$—	$1,084,992

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$26,987	$—	$—	$26,987
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,156,263	$—	1,156,263
Total	$26,987	$1,156,263	$—	$1,183,250

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,096	$—	$1,125,096
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $35,437 and $84,800 as of September 30, 2023 and December 31, 2022, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $177,067 and $179,710 as of September 30, 2023 and December 31, 2022, respectively. If the valuation of the Company's properties as of September 30, 2023 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,200 and $4,380 as of September 30, 2023 and December 31, 2022, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of September 30, 2023 and December 31, 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at September 30, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$35,437	Discounted cash flow	Loan to value	25.3%	25.3%	25.3%
			Market interest rate	7.56%	7.56%	7.56%
Mortgage Loans Payable	177,067	Discounted cash flow	Loan to value	50.7%	57.7%	56.2%
			Market interest rate	6.64%	7.26%	6.81%
Note to Affiliate	4,200	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%

				Range
	Fair Value at December 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$84,800	Discounted cash flow	Loan to value	51.8%	51.9%	51.9%
			Market interest rate	5.96%	5.96%	5.96%
Mortgage Loans Payable	179,710	Discounted cash flow	Loan to value	21.8%	55.0%	45.3%
			Market interest rate	3.41%	6.40%	5.96%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	September 30, 2023	December 31, 2022
Land	$123,079	$135,169
Buildings and improvements, less accumulated depreciation of $44,316 and $45,734, respectively	231,434	259,429
Furniture, fixtures and equipment, less accumulated depreciation of $2,235 and $1,665, respectively	2,066	2,443
Acquired intangible lease assets, less accumulated amortization of $39,801 and $43,476, respectively	15,272	23,511
Investment in real estate assets, net	$371,851	$420,552

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the nine months ended September 30, 2023 and 2022.

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

On September 6, 2023, the Company sold a 73,892 rentable square-foot Class A suburban office building located in Anaheim, California ("Anaheim Hills Office Plaza"). Anaheim Hills Office Plaza was sold to an entity which is not affiliated with the Company, the Advisor, or any of its affiliates, for $18,000. The Anaheim Hills Office Plaza sale resulted in a net realized gain of $2,012. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2023, the Company owned 13 properties with a total of 49 commercial leases. As of September 30, 2022, the Company owned 15 properties with a total of 59 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease revenue (1)	$9,519	$10,105	$30,622	$29,837
Straight-line revenue	(460)	13	(198)	274
Above- and below-market lease amortization, net	109	204	2,678	612
Lease incentive amortization	(27)	(27)	(79)	(79)
Property related income	$9,141	$10,295	$33,023	$30,644
(1) Lease revenue includes $1,089 and $1,306 of variable income from tenant reimbursements for the three months ended September 30, 2023 and 2022, respectively and $4,056 and $3,965 of variable income from tenant reimbursements for the nine months ended September 30, 2023 and 2022, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of September 30, 2023 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
2023 - remainder of year	$4,990
2024	20,024
2025	19,710
2026	16,514
2027	11,775
Thereafter	23,614
$96,627
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $9,051 of lease revenue for the nine months ended September 30, 2023.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income are shown below.

	Percent of property related income
Property	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
The Glenn, Centennial, CO	22.4%	18.3%
Providence Square, Marietta, GA	12.6	10.7
Seattle East Industrial, Redmond, WA	11.9	9.9
Flats at Carrs Hill, Athens, GA	11.4	9.1
Terra Nova, Chula Vista, CA¹	2.9	10.2
Total	61.2%	58.2%

	Percent of property related income
Tenant	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
FedEx Ground - Seattle East Industrial	11.9%	9.9%
Total	11.9%	9.9%
¹ In November 2022, Bed Bath & Beyond, Inc., a tenant at Terra Nova Plaza, informed the Company of its desire to close its store and early terminate its lease at Terra Nova Plaza as of March 2023. The Company executed the lease termination agreement on March 31, 2023 which was effective as of April 1, 2023, after which the Company was not entitled to any further revenue from this lease aside from a termination fee. Consequently, the Company accelerated recognition of the unamortized acquired below market lease intangible resulting in an increase in property related income of $2,342 for such amortization for the nine months ended September 30, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
The Glenn, Centennial, CO	18.1%	17.7%
Providence Square, Marietta, GA	10.7	11.2
Seattle East Industrial, Redmond, WA	10.5	10.6
Total	39.3%	39.5%

	Percent of property related income
Tenant	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
FedEx Ground - Seattle East Industrial	10.5%	10.6%
Total	10.5%	10.6%
The Company's only tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2023 and 2022 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2023	September 30, 2022
FedEx Ground - Seattle East Industrial	13.0%	11.2%
Northrop Grumman Systems Inc. - Loudoun Gateway	10.0	9.2
Total	23.0%	20.4%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	September 30, 2023	December 31, 2022
Marketable securities—cost	$80	$25,679
Unrealized gains	18	2,556
Unrealized losses	(2)	(1,248)
Net unrealized gain	16	1,308
Marketable securities—fair value	$96	$26,987

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2023 and 2022, marketable securities sold generated proceeds of $35 and $7,630, respectively, resulting in gross realized gains of $6 and $510, respectively, and gross realized losses of $2 and $1,234, respectively. During the nine months ended September 30, 2023 and 2022, marketable securities sold generated proceeds of $30,516 and $27,361, respectively, resulting in gross realized gains of $4,499 and $2,850, respectively, and gross realized losses of $1,023 and $2,598, respectively.

NOTE 7 — CMBS TRUST

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,224,000 of outstanding principal balance as of September 30, 2023. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
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
The following table presents the Company's net investment in the CMBS Trust.

	September 30, 2023	December 31, 2022
Real estate loans held in consolidated CMBS Trust, at fair value	$1,116,842	$1,156,263
Bonds payable held in consolidated CMBS Trust, at fair value	1,084,992	1,125,096
Net investment in CMBS Trust, at fair value	$31,850	$31,167

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

On January 27, 2023, the Former Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit has a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement. As of September 30,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
2023, the outstanding balance under the Wells Fargo Line of Credit was $35,500 and the weighted average interest rate was 7.31%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. As of September 30, 2023, the Company's maximum borrowing capacity was $59,035.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the sale of Allied Drive, certain concentration covenants were modified via an amendment to the Wells Fargo Line of Credit, effective on the sale closing date of June 26, 2023. In connection with the sale of Anaheim Hills Office Plaza, certain covenants were suspended pursuant to an additional amendment to the Wells Fargo Line of Credit, effective on the sale closing date of September 6, 2023. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of September 30, 2023.

On September 1, 2023, the Company added its Commerce Corner property ("Commerce Corner") to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2023 and December 31, 2022.

	Balance at
Lender	September 30, 2023	December 31, 2022
Wells Fargo	$35,500	$84,800
Deduct: Deferred financing costs, less accumulated amortization	(868)	(20)
Line of credit, net	$34,632	$84,780

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
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

In connection with the addition of Commerce Corner to the Wells Fargo Line of Credit, the Company fully repaid at par the outstanding mortgage loan with Talcott Resolution Life Insurance Company that was encumbering Commerce Corner.

The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2023 and December 31, 2022.

		Balance at
Lender	Encumbered Property	September 30, 2023	December 31, 2022	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$—	$11,933	3.41%	Fully repaid September 2023
State Farm Life Insurance Company	Elston Plaza	16,900	17,149	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,643	6,733	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	14,500	5.51	July 1, 2030
		$189,883	$191,155
Deduct: Deferred financing costs, less accumulated amortization		(863)	(722)
Mortgage loans payable, net		$189,020	$190,433

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2023 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2023	$115
2024	474
2025	35,993
2026	16,246
2027	145
Thereafter	172,410
Total	$225,383

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
September 30, 2023
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
The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed component	$743	$983	$2,393	$2,764
Performance component	—	(500)	—	1,000
	$743	$483	$2,393	$3,764

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

For the three months ended September 30, 2023 and 2022, RREEF America incurred $62 and $73 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2023 and 2022, RREEF America incurred $191 and $225 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2023 and December 31, 2022, the Company had a payable to RREEF America of $62 and $70, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of September 30, 2023, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
(the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended September 30, 2023 and 2022, the Company amortized $47 and $46, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2023 and 2022, the Company amortized $140 and $135, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of September 30, 2023 and December 31, 2022, the Company has accrued $131 and $171, respectively, in Trailing Fees currently payable to the Dealer Manager, and $18,151 and $18,307, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2023 and 2022, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $11 and $106, respectively. For the nine months ended September 30, 2023 and 2022, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $125 and $320, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended September 30, 2023 and 2022, the Dealer Manager incurred $5 and $2 respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2023 and 2022, the Dealer Manager incurred $11 and $78, respectively, in such costs on behalf of the Company. As of September 30, 2023 and December 31, 2022, the Company had $4 and $22, respectively, of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2023, estimated accrued Trailing Fees payable in the future of $2,055.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of September 30, 2023, estimated accrued Trailing Fees payable in the future of $6,317.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,586 in organization and offering costs, including, as of September 30, 2023, estimated accrued Trailing Fees payable in the future of $9,656.
For the Fourth Public Offering, as of September 30, 2023, the Company had raised $2,532 in gross proceeds and incurred $251 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $123.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2023, total operating expenses of the Company were $5,012, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2023 and December 31, 2022, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Reimbursable under the Advisory Agreement	$62	$70
Reimbursable under the Dealer Manager Agreement	4	22
Advisory fees	242	324
Accrued Trailing Fees	18,282	18,478
Due to affiliates	$18,590	$18,894

Note to Affiliate	$5,383	$5,383
Unamortized discount	(321)	(461)
Note to Affiliate, net of unamortized discount	$5,062	$4,922

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and nine months ended September 30, 2023, 4,927 and 229,982 Class T shares were converted to 4,966 and 231,677 Class N shares, respectively. For the three and nine months ended September 30, 2022, 60,705 and 393,474 Class T shares were converted to 60,735 and 393,261 Class N shares, respectively.

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

Stock Issuance

During the nine months ended September 30, 2023 and 2022, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	No. of shares	Amount	No. of shares	Amount
Class A Shares	65,543	$1,029	364,837	$6,356
Class D Shares	222,400	3,628	1,010,630	17,465
Class I Shares	445,677	6,720	1,385,014	23,877
Class M-I Shares	118,439	1,759	118,894	2,051
Class N Shares converted from Class T Shares, net	1,695	—	(213)	—
Class T Shares	2,879	50	40,802	731
Class T2 Shares	190,344	3,040	285,767	5,066
Total	1,046,977	$16,226	3,205,731	$55,546
There were no Class S Shares issued as of September 30, 2023.

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
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
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

During the three and nine months ended September 30, 2023 and 2022, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	73,100	$14.35	$1,049
Class I	602,624	14.44	8,701
Class T	3,045	14.48	44
Class D	231,175	14.46	3,342
Class N	154,892	14.37	2,226
Class M-I	—	—	—
Class T2	—	—	—

Nine Months Ended September 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	248,356	$15.59	$3,871
Class I	1,820,893	15.18	27,635
Class T	20,161	15.70	317
Class D	904,954	15.25	13,800
Class N	314,741	15.18	4,779
Class M-I	—	—	—
Class T2	5,410	16.08	87

Three Months Ended September 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	35,225	$17.30	$602
Class I	78,745	17.36	1,366
Class T	7,990	17.40	139
Class D	82,531	17.38	1,429
Class N	7,467	17.35	130
Class M-I	—	—	—
Class T2	—	—	—

Nine Months Ended September 30, 2022	Shares	Weighted Average Share Price	Amount
Class A	152,671	$17.24	$2,620
Class I	209,516	17.27	3,615
Class T	37,142	17.37	644
Class D	108,204	17.37	1,873
Class N	18,662	17.38	324
Class M-I	—	—	—
Class T2	14,188	17.35	241

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)
undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. As of February 23, 2023, the Company had received share redemption requests for the three months ended March 31, 2023 in excess of the limit of 5% of its combined NAV as of December 31, 2022. On April 1, 2023, the Company began accepting share redemption requests for the three months ended June 30, 2023, in accordance with its share redemption plan. As of April 25, 2023, the Company had received share redemption requests for the three months ended June 30, 2023 in excess of the limit of 5% of its combined NAV as of March 31, 2023. On July 1, 2023, the Company began accepting share redemption requests for the three months ended September 30, 2023, in accordance with its share redemption plan. As of July 24, 2023, the Company had received share redemption requests for the three months ended September 30, 2023 in excess of the limit of 5% of its combined NAV as of June 30, 2023. On October 1, 2023, the Company began accepting share redemption requests for the three months ended December 31, 2023, in accordance with its share redemption plan. Also see Note 17.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,034	$14.90	1,869	$17.40
Changes during the period:
Granted	—	—	5,034	14.90
Vested	—	—	(1,869)	17.40
Forfeited	—	—	—	—
Outstanding, end of period	5,034	14.90	5,034	14.90
Amount included in general and administrative expenses	$19		$45

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,722	$17.44	7,018	$14.48
Changes during the period:
Granted	—	—	1,722	17.44
Vested	—	—	(7,018)	14.48
Forfeited	—	—	—	—
Outstanding, end of period	1,722	17.44	1,722	17.44
Amount included in general and administrative expenses	$8		$39

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and nine months ended September 30, 2023 and 2022.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$143	$396	$4	$88	$20	$15	$21	$3
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$143	$396	$4	$88	$20	$15	$21	$3
Denominator - weighted average number of common shares outstanding	4,240,999	11,780,415	108,674	2,617,903	597,917	462,390	628,577	75,000
Basic and diluted net income per share:	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Nine Months Ended September 30, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$3,920	$11,238	$147	$2,656	$617	$385	$544	$69
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$3,920	$11,238	$147	$2,656	$617	$385	$544	$69
Denominator - weighted average number of common shares outstanding	4,252,954	12,192,244	159,488	2,881,757	668,881	418,150	590,583	75,000
Basic and diluted net income per share:	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
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
September 30, 2023
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

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	Nine Months Ended September 30, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554	$0.22490113
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$6,245
Distributions reinvested	2,357	2,227	2,192	6,776
Distributions declared	$4,486	$4,335	$4,200	$13,021
Class A Shares issued upon reinvestment	31,585	34,718	35,937	102,240
Class I Shares issued upon reinvestment	78,943	83,047	80,733	242,723
Class T Shares issued upon reinvestment	836	459	467	1,762
Class D Shares issued upon reinvestment	28,498	21,117	21,527	71,142
Class N Shares issued upon reinvestment	3,849	4,726	4,736	13,311
Class M-I Shares issued upon reinvestment	3,099	3,644	4,988	11,731
Class T2 Shares issued upon reinvestment	4,350	4,653	4,896	13,899

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	Nine Months Ended September 30, 2022
Declared distribution amount per share, before adjustment for class-specific fees	$0.20785050	$0.21749364	$0.22499034
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$6,377
Distributions reinvested	2,210	2,464	2,410	$7,084
Distributions declared	$4,230	$4,681	$4,550	$13,461
Class A Shares issued upon reinvestment	27,036	28,747	27,308	83,091
Class I Shares issued upon reinvestment	75,809	80,232	76,719	232,760
Class T Shares issued upon reinvestment	2,447	2,114	1,852	6,413
Class D Shares issued upon reinvestment	20,428	25,795	26,490	72,713
Class N Shares issued upon reinvestment	1,565	2,141	2,211	5,917
Class M-I Shares issued upon reinvestment	1,224	1,614	2,378	5,216
Class T2 Shares issued upon reinvestment	885	1,177	2,138	4,200

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	Nine Months Ended September 30, 2023
Class A	$783	$799	$797	$2,379
Class I	2,575	2,491	2,420	7,486
Class T	40	28	20	88
Class D	725	633	586	1,944
Class N	153	155	130	438
Class M-I	86	93	107	286
Class T2	107	119	123	349
Class Z	17	17	17	51
Distributions declared	$4,486	$4,335	$4,200	$13,021

	Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	Nine Months Ended September 30, 2022
Class A	$786	$837	$786	$2,409
Class I	2,610	2,853	2,726	8,189
Class T	139	121	80	340
Class D	540	666	679	1,885
Class N	74	103	137	314
Class M-I	36	44	61	141
Class T2	28	39	64	131
Class Z	17	18	17	52
Distributions declared	$4,230	$4,681	$4,550	$13,461

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for the three months ended September 30, 2023 and 2022, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $27 and $25 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

For the three and nine months ended September 30, 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. For the three and nine months ended September 30, 2022, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2023 and December 31, 2022 and net income (loss) for the three and nine months ended September 30, 2023 and 2022.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of September 30, 2023	$371,851	$96	$1,116,842	$1,488,789
Receivables	4,986	—	4,378	9,364
Deferred leasing costs	2,811	—	—	2,811
Prepaid and other assets	1,455	—	—	1,455
Subtotal	$381,103	$96	$1,121,220	$1,502,419

Reconciliation to total assets of September 30, 2023
Carrying value per reportable segments				$1,502,419
Other assets				6,800
Total assets				$1,509,219

Carrying value as of December 31, 2022	$420,552	$26,987	$1,156,263	$1,603,802
Receivables	6,185	211	4,239	10,635
Deferred leasing costs	3,325	—	—	3,325
Prepaid and other assets	920	—	—	920
Subtotal	$430,982	$27,198	$1,160,502	$1,618,682

Reconciliation to total assets of December 31, 2022
Carrying value per reportable segments				$1,618,682
Other assets				6,807
Total assets				$1,625,489

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2023	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$9,141	$—	$—	$9,141
Investment income on marketable securities	—	1	—	1
Total revenues	9,141	1	—	9,142
Segment operating expenses	(3,041)	(5)	—	(3,046)
Net realized gain on sale of real estate	2,012	—	—	2,012
Net realized gain upon sale of marketable securities	—	4	—	4
Net unrealized change in fair value of investment in marketable securities	—	(11)	—	(11)
Change in net assets of consolidated CMBS trust	—	—	179	179
Operating income (loss) - segments	$8,112	$(11)	$179	$8,280

Three Months Ended September 30, 2022
Property related income	$10,295	$—	$—	$10,295
Investment income on marketable securities	—	367	—	367
Total revenues	10,295	367	—	10,662
Segment operating expenses	(3,138)	(9)	—	(3,147)
Net realized loss upon sale of marketable securities	—	(724)	—	(724)
Net unrealized change in fair value of investment in marketable securities	—	(2,570)	—	(2,570)
Operating income (loss)- segments	$7,157	$(2,936)	$—	$4,221

	Three Months Ended September 30,
Reconciliation to net income (loss)	2023	2022
Operating income - segments	$8,280	$4,221
General and administrative expenses	(547)	(532)
Advisory expenses	(743)	(482)
Depreciation	(2,692)	(2,890)
Amortization	(740)	(1,250)
Operating income (loss)	3,558	(933)
Interest expense	(2,868)	(2,302)
Net income (loss)	$690	$(3,235)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2023	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$33,023	$—	$—	$33,023
Investment income on marketable securities	—	45	—	45
Total revenues	33,023	45	—	33,068
Segment operating expenses	(9,603)	(19)	—	(9,622)
Net realized gain on sale of real estate	17,980	—	—	17,980
Net realized gain upon sale of marketable securities	—	3,476	—	3,476
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,292)	—	(1,292)
Change in net assets of consolidated CMBS trust	—	—	1,601	1,601
Operating income - segments	$41,269	$2,210	$1,601	$45,080

Nine Months Ended September 30, 2022
Property related income	$30,644	$—	$—	$30,644
Investment income on marketable securities	—	849	—	849
Total revenues	30,644	849	—	31,493
Segment operating expenses	(9,183)	(25)	—	(9,208)
Net realized gain upon sale of marketable securities	—	252	—	252
Net unrealized change in fair value of investment in marketable securities	—	(12,173)	—	(12,173)
Operating income (loss) - segments	$21,461	$(11,097)	$—	$10,364

	Nine Months Ended September 30,
Reconciliation to net income (loss)	2023	2022
Operating income - segments	$45,080	$10,364
General and administrative expenses	(1,810)	(1,593)
Advisory expenses	(2,393)	(3,763)
Depreciation	(8,405)	(8,633)
Amortization	(3,685)	(6,279)
Operating income (loss)	28,787	(9,904)
Interest expense	(9,211)	(6,650)
Net income (loss)	$19,576	$(16,554)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2023
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
On September 7, 2023, RPT 1109 Commerce Corner, LLC, a wholly-owned indirect subsidiary of the Company ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand the Company's Commerce Corner property by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner is a 259,910 rentable square-foot, 100% leased state-of-the-art, multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion is expected to cost approximately $29 million and construction is anticipated to commence in the fourth quarter of 2023 with substantial completion expected to be achieved approximately 12 months later. The Commerce Expansion is being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet once the Commerce Expansion is complete. Performance Food Group has one five-year extension option exercisable at least 180 days prior to the expiration of the 15-year lease. The Wells Fargo Line of Credit has a construction sleeve element with sufficient capacity to finance the Commerce Expansion.

NOTE 17 — SUBSEQUENT EVENTS

As of October 9, 2023, the Company has received share redemption requests during the quarter ending December 31, 2023 in excess of the limit of 5% of the Company’s combined NAV as of September 30, 2023. Pursuant to the terms of the Company’s share redemption plan, all redemption requests received during the quarter prior to October 9, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on October 9, 2023 were satisfied on a pro rata basis at 62.2% of the requested amount without regard to share class such that aggregate redemptions during the quarter ending December 31, 2023 did not exceed the limit of 5% of the Company’s combined NAV as of September 30, 2023. The Company will no longer accept additional redemption requests until January 1, 2024. All unsatisfied redemption requests received during the quarter ending December 31, 2023 must be resubmitted on or after January 1, 2024 to be accepted.

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

Overview

We are a Maryland corporation formed on February 7, 2012, our inception date, to invest in a diversified portfolio of high-quality, income-producing commercial real estate properties and other real estate-related assets. We are an externally advised, perpetual-life corporation that initially elected to be taxed as a REIT for federal income tax purposes for the calendar year ended December 31, 2013. We invest primarily in the office, industrial, retail and residential sectors of the commercial real estate industry in the United States and may also invest in the self-storage sector. We also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.” We hold our properties, real estate-related assets and other investments through RREEF Property Operating Partnership, LP, or our operating partnership, of which we are the sole general partner.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the "Initial Public Offering"). Our second public offering commenced in July 12, 2016, through which we raised $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the "Third Public Offering"). On August 10, 2023, our fourth public offering commenced (the "Fourth Public Offering"). We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock.

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2023, we owned 13 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of September 30, 2023, our weighted average remaining lease term for active leases was 4.2 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2023:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	2	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	11	95.7
Providence Square(4)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	42	89.5
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	—	—
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	5	95.7
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	95.8
Residential Total		410,584	444	96.9
Grand Total		1,809,573	49/444	94.8%

(1) Leased percentage is based on executed leases as of September 30, 2023, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2023, our real estate equity securities portfolio consisted of publicly-traded common stock of 27 REITs with a value of $96 allocated cross multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of September 30, 2023, these amounts are $1,116,842 and $1,084,992, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net difference between the above referenced amounts represents the amount of our actual investment.

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

Market Outlook

Rising interest rates have exerted downward pressure on real estate values, as reported by General Services Administration in September 2023. Yet fundamentals have remained resilient, with vacancy rates hovering near all-time lows in the apartment, industrial, and retail sectors (although they have increased in the office sector), according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in June 2023.

After a six-month respite, interest rates resumed their upward march in May 2023, pushing 10-year Treasury yields to 16-year highs (4.8%) in October, as the Federal Reserve reported in October 2023. While tightening credit spreads cushioned some of the blow, as long-term corporate BAA yields remained in line with their year-earlier peaks, financial conditions remained tight (per Moody's, October 2023). There is reason to believe that interest rates have peaked, in our view. According to the Bureau of Economic Analysis from August 2023, the Federal Reserve’s preferred inflation measure, core Personal Consumption Expenditures (excluding food and energy), exceeded its 2% target in August on a year-over-year basis (3.9%). However, the Bureau of Economic Analysis also reported that it dropped to an annualized 2.2% over the previous three months, and 1.5% excluding housing, a lagging component of the index. If sustained, lower inflation will, in our view, pull interest rates lower in the coming months, relieving the valuation pressure on real estate.

The next challenge to real estate could come through the economy. Job creation and profits influence household and business demand for residential and commercial space. Leading indicators such as the yield curve, which inverted in the summer of 2022, suggest that a recession may be on the horizon, as the Federal Reserve reported in October 2023. This coincides with near-record levels of building completions (in absolute terms, although not as a share of existing inventory) in the industrial and residential sectors, according to the CBRE Economic Analysis in June 2023, as projects delayed by supply-chain disruptions finally come to fruition. We believe this combination of inhibited demand and inflated supply will soften fundamentals over the next year.

Yet we believe that the slowdown will amount to no more than a soft patch. Labor markets are structurally tight as job openings outstrip available workers by a large margin, according to the Bureau of Labor Statistics in October 2023. In addition, according to the Federal Reserve in October 2023, household finances are solid as financial obligations as a share of disposable income are near their lowest levels since the 1980s. Meanwhile, according to CoStar and DWS in September 2023, real estate construction statistics are plummeting (down 65% year-over-year in the third quarter) amid tighter financing conditions and lower real estate prices, portending a significant supply pullback in the second half of 2024, in our view.

Accordingly, we believe that vacancy rates, though rising, will remain well below historical norms, sustaining positive (albeit slower) rent growth. The office sector, representing roughly 20% of the market according to NCREIF, we believe will struggle, as companies adapting to hybrid working reduce footprints into 2025. However, across the industrial, residential and retail sectors, we expect that vacancy rates will begin to recede, and rent growth accelerate, in the second half of 2024 as the economy picks up and supply dwindles.

Results of Operations

As of September 30, 2023, we owned 13 properties, a small portfolio of real estate equity securities and a real estate loan investment as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues
Property related income	$9,141	$10,295	$(1,154)	$33,023	$30,644	$2,379
Investment income on marketable securities	1	367	(366)	45	849	(804)
Total revenues	9,142	10,662	(1,520)	33,068	31,493	1,575
Expenses
General and administrative expenses	552	541	11	1,829	1,618	211
Property operating expenses	3,041	3,138	(97)	9,603	9,183	420
Advisory fees	743	482	261	2,393	3,763	(1,370)
Depreciation	2,692	2,890	(198)	8,405	8,633	(228)
Amortization	740	1,250	(510)	3,685	6,279	(2,594)
Total operating expenses	7,768	8,301	(533)	25,915	29,476	(3,561)
Net realized gain upon sale of real estate	2,012	—	2,012	17,980	—	17,980
Net realized gain (loss) upon sale of marketable securities	4	(724)	728	3,476	252	3,224
Loss on extinguishment of debt	—	—	—	(131)	—	(131)
Net unrealized change in fair value of investment in marketable securities	(11)	(2,570)	2,559	(1,292)	(12,173)	10,881
Change in net assets of consolidated CMBS Trust	179	—	179	1,601	—	1,601
Operating income (loss)	3,558	(933)	4,491	28,787	(9,904)	38,691
Interest expense	(2,868)	(2,302)	(566)	(9,211)	(6,650)	(2,561)
Net income (loss)	$690	$(3,235)	$3,925	$19,576	$(16,554)	$36,130

Three and Nine Months Ended September 30, 2023 and 2022

Property Related Income

Our property related income for the three months ended September 30, 2023 decreased compared to the 2022 period primarily due to the disposition of the Allied Drive property on June 26, 2023, and lower rents at Terra Nova Plaza due to the early termination of the Bed, Bath & Beyond lease effective April 1, 2023. These decreases were partially offset by higher base rents at The Glenn and the three Miami Industrial properties. Our property related income for the nine months ended September 30, 2023 increased compared to the 2022 period primarily due to the Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. Further increasing property related income for the nine months ended September 30, 2023 compared to the 2022 period was higher base rents at The Glenn, the three Miami Industrial properties and Allied Drive until its disposition.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in lower investment income for the three and nine months ended September 30, 2023 compared to the 2022 periods. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three and nine months ended September 30, 2023 were directors and officers insurance, audit fees and legal costs. Compared to the three and nine months ended September 30, 2022, the 2023 periods saw higher legal, audit and board member compensation.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2023 decreased from the same period in 2022 due to the disposition of Allied Drive on June 26, 2023, which was partially offset by higher costs at several properties generally for insurance, legal, utilities and property taxes. Property operating expenses for the nine months ended September 30, 2023 increased from the same period in 2022 due to higher costs at several properties generally for insurance, repairs, legal, utilities and property taxes. These increases were partially offset by lower expenses due to the disposition of Allied Drive on June 26, 2023, and lower snow removal costs.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2023 periods compared to the 2022 periods which is commensurate with the overall decrease in our average NAV due to higher share redemptions as well as property valuation declines.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and nine months ended September 30, 2023, we recognized no performance component of the advisory fee primarily due to the decline in the value of our real estate property portfolio. For the three months ended September 30, 2022, we recognized a $500 reduction to the performance component of the advisory fee primarily due to the decline in the value of our real estate securities portfolio. For the nine months ended September 30, 2022, we recognized $1,000 for the performance component of the advisory fee.

Depreciation and Amortization

Depreciation and amortization decreased for the three and nine months ended September 30, 2023 due to the disposition of Allied Drive on June 26, 2023. Additionally, for the nine months ended September 30, 2023, amortization declined significantly from the same period in 2022 due to The Glenn, where purchased leases were amortized over an approximate 6-month period which ended in second quarter 2022. This resulted in a $2,527 decrease for the nine months ended September 30, 2023 compared to the 2022 period. The decrease for the nine months ended September 30, 2023 was offset by recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from The Flats at Carrs Hill property for approximately $657, resulting in a net realized gain of $542.

On June 26, 2023, we sold our Allied Drive property for $41,900, resulting in a net realized gain of $15,426.

On September 6, 2023, we sold our Anaheim Hills Office Plaza property for $18,000, resulting in a net realized gain of $2,012.

Loss on Extinguishment of Debt

On June 26, 2023, we originated a $25,500 non-recourse loan on The Flats at Carrs Hill for which proceeds were used to fully prepay the existing $14,500 mortgage loan. For this prepayment of the prior loan, we incurred a $131 loss on extinguishment of debt.

Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering recent market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This, along with regular investment activity within the real estate securities portfolio, resulted in a net realized gain of $3,476 for the nine months ended September 30, 2023.

Due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis, resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the three months ended September 30, 2023, the increase in net assets of the CMBS Trust is due to collection of scheduled interest payments somewhat offset by a decrease in the fair value of its net assets stemming from the recent rise in interest rates. For the nine months ended September 30, 2023, the primary contributor to the increase in net assets of the CMBS Trust was an increase in its estimated fair value.

Interest Expense

The higher interest expense for the three months ended September 30, 2023 compared to the 2022 period was primarily due to a higher weighted average interest rate of 7.1% on the Wells Fargo Line of Credit compared to 3.8% for the 2022 period. The higher interest expense for the nine months ended September 30, 2023 compared to the 2022 period was primarily due to a higher weighted average interest rate of 6.8% on the Wells Fargo Line of Credit compared to 2.7% for the 2022 period. Our total outstanding loan balance as of September 30, 2023 consisted of 84% fixed rate loans and 16% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation, recent bank failures, war and concerns over a potential coming recession. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The duration of this period of high inflation, and when the economy will see a reduction of inflation to historical averages prior to coming out of the COVID-19 pandemic remain subject to countless economic, regulatory and population driven variables.

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

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. In September 2023, we entered into a guaranteed maximum price construction contract to construct additional square footage at our Commerce Corner property. Such project commenced in October 2023 and is estimated to be completed in the fourth quarter of 2024. The guaranteed maximum price contract prevents certain construction costs from exceeding a set maximum, thus mitigating the potential impact of inflation during the construction period. Future significant capital projects may be impacted by increased material and/or labor costs.

NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon ("BNYM") in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNYM. The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2023:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$483,600	$23.34	$23.49	$23.56	$23.51	$23.36	$23.34	$23.27	$23.52
Investments in real estate equity securities (2)	96	—	—	—	—	—	—	—	—
Real estate loans held in consolidated CMBS Trust, net (3)	32,924	1.59	1.60	1.60	1.60	1.59	1.59	1.58	1.60
Other assets, net (4)	11,247	0.54	0.55	0.55	0.55	0.54	0.54	0.54	0.55
Line of credit (5)	(35,500)	(1.71)	(1.72)	(1.73)	(1.73)	(1.71)	(1.71)	(1.71)	(1.72)
Mortgage loans payable (5)	(189,883)	(9.16)	(9.22)	(9.24)	(9.23)	(9.17)	(9.17)	(9.13)	(9.22)
Other liabilities, net (4)	(9,950)	(0.48)	(0.49)	(0.50)	(0.48)	(0.48)	(0.47)	(0.48)	(0.52)
Net asset value	$292,534	$14.12	$14.21	$14.24	$14.22	$14.13	$14.12	$14.07	$14.21
Note: No Class S shares were outstanding as of September 30, 2023.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of September 30, 2023, the value of our investments in real estate was approximately 8.8% more than their historical cost.

(2)  As of September 30, 2023, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 19.9% more than their historical cost.

(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of September 30, 2023, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 3.4% more than its carry value under GAAP.

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

As of September 30, 2023, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of September 30, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	9.80%	8.55%
Retail properties	7.45%	6.42%
Industrial properties	6.87%	5.22%
Residential properties	6.57%	5.32%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of September 30, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.1)%	(2.0)%
Retail properties	(1.9)%	(2.3)%
Industrial properties	(2.2)%	(3.4)%
Residential properties	(1.9)%	(2.8)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2023.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$155,069	$7.48	$7.53	$7.54	$7.53	$7.49	$7.48	$7.45	$7.53
Plus:
Unrealized gain on real estate investments (1)	39,000	1.88	1.89	1.90	1.90	1.88	1.88	1.88	1.89
Difference in net assets of consolidated CMBS Trust (2)	1,031	0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05
Accumulated depreciation (3)	46,551	2.25	2.26	2.27	2.26	2.25	2.25	2.24	2.26
Accumulated amortization (3)	31,453	1.52	1.53	1.53	1.53	1.52	1.52	1.51	1.53
Deferred offering costs and expenses (4)	22,987	1.11	1.12	1.12	1.12	1.11	1.11	1.11	1.12
Less:
Deferred rent receivable (5)	(3,557)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)
Net asset value	$292,534	$14.12	$14.21	$14.24	$14.22	$14.13	$14.12	$14.07	$14.21
Note: No Class S shares were outstanding as of September 30, 2023.

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

(4) The deferred costs and expenses of $22,987 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $18,151 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,866 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional events, such as the wars in Ukraine and Gaza, higher interest rates, the impact of failed banks, inflation, impacts caused by a global pandemic, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate, gains or losses on extinguishment of debt, the net unrealized change in the fair value of our investments in marketable securities and the net unrealized change in the fair value of our investment in the CMBS Trust. Beginning with the second quarter of 2023, we removed the adjustment for the performance fee from the calculation of AFFO. The prior year presentation of AFFO has been revised accordingly.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$690	$(3,235)	$19,576	$(16,554)
Real estate related depreciation	2,692	2,890	8,405	8,633
Real estate related amortization	740	1,250	3,685	6,279
Realized (gain) loss on sale of real estate	(2,012)	—	(17,980)	—
NAREIT defined FFO	$2,110	$905	$13,686	$(1,642)
Straight line rents, net	460	(13)	198	(274)
Amortization of above- and below-market lease intangibles, net	(109)	(204)	(2,678)	(612)
Amortization of lease incentive	27	27	79	79
Loss on extinguishment of debt	—	—	131	—
Net unrealized change in fair value of investment in marketable securities	10	2,570	1,292	12,173
Net unrealized change in the fair value of our investment in CMBS Trust	128	—	(683)	—
Amortization of restricted stock awards	19	8	44	39
Amortization of deferred financing costs	153	70	420	207
Amortization of discount on note to affiliate	47	46	140	135
AFFO	$2,845	$3,409	$12,629	$10,105

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of September 30, 2023, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit, we had liquidity of $29,045.

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

The Wells Fargo Line of Credit has as co-borrowers certain of the wholly-owned subsidiaries of our operating partnership, with the Company serving as the guarantor. At any time, the borrowing capacity under the Wells Fargo Line of Credit is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 10% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Wells Fargo Line of Credit. Proceeds from the Wells Fargo Line of Credit can be used to fund acquisitions, redeem shares pursuant to our share redemption plan and for any other corporate purpose. As of September 30, 2023, our maximum borrowing capacity was $59,035, our outstanding balance was $35,500 and our weighted average interest rate was 7.31%.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. In connection with the sale of Allied Drive, certain concentration covenants were modified via an amendment to the Wells Fargo Line of Credit, effective on the sale closing date of June 26, 2023. Effective as of the closing date of the sale of Anaheim Hills Office Plaza on September 6, 2023, certain concentration covenants were suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2023, we were in compliance with all applicable covenants.

On September 7, 2023, a wholly-owned indirect subsidiary of ours entered into a guaranteed maximum price construction contract to expand our property Commerce Corner property by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner is a 259,910 rentable square-foot, 100% leased state-of-the-art, multi-

tenant warehouse and distribution center which we acquired in 2014. The Commerce Expansion is expected to cost approximately $29 million and construction commenced in fourth quarter 2023 with substantial completion expected to be achieved approximately 12 months later. The Commerce Expansion is being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with us to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet once the Commerce Expansion is complete. Performance Food Group has one five-year extension option exercisable at least 180 days prior to the expiration of the 15-year lease.

In connection with the Commerce Expansion, on September 1, 2023, the Company fully repaid the outstanding loan encumbering Commerce Corner and added Commerce Corner to the Wells Fargo Line of Credit. The Wells Fargo Line of Credit has a construction sleeve element with sufficient capacity to finance the Commerce Expansion.

Since our inception, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of our Wells Fargo Line of Credit to create room under our Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2023. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,900	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,643	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,883

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2023 are as follows:

Year	Amount
Remainder of 2023	$115
2024	474
2025	35,993
2026	16,246
2027	145
Thereafter	172,410
Total	$225,383

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation, recent bank failures, war and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of the coronavirus pandemic, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2023, we owed $62 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2023, we raised $449,741 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2023, our total operating expenses (as defined in our charter) were $5,012, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2023 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of September 30, 2023, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2023 was $9,351 while cash flow provided by operating activities during the nine months ended September 30, 2022 was $5,279. The primary reason for the lower net operating cash flow for the 2022 period relates to the payment of the 2021 performance component of the advisory fee in the amount of $6,057, whereas there was no performance component for 2022 that was payable in 2023. Excluding the performance component payment, cash flow provided by operating activities during the 2023 period was lower than the 2022 period primarily due to lower net operating income due to property sales, deferred leasing cost payments for new and renewed leases that will benefit future cash flow from operations and higher interest expense.

Cash flow provided by investing activities of $86,278 for the nine months ended September 30, 2023 was driven by the sales of our Allied Drive property in June 2023 and our Anaheim Hills Office Plaza property in September 2023, as well as the near full liquidation of our securities portfolio in the first quarter of 2023. Cash flow used in investing activities during the nine months ended September 30, 2022 was $1,625, primarily for building improvements and tenant improvements at various properties.

Cash flow used in financing activities was $95,412 for the nine months ended September 30, 2023. This was primarily due to proceeds from the sales of our Allied Drive property and our Anaheim Hills Office Plaza property, the sale of our securities portfolio and the refinance of the mortgage loan on The Flats at Carrs Hill. The proceeds from each of these activities was used to reduce outstanding balances on our Wells Fargo Line of Credit. We additionally paid financing costs of $1,540 to amend and extend our line credit agreement with Wells Fargo, as well as to refinance the mortgage loan on The Flats at Carrs Hill. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Cash flow provided by financing activities was $4,087 for the nine months ended September 30, 2022. We received proceeds of $55,020 in our offerings which was utilized to make payments against our outstanding balance on the Wells Fargo Line of Credit and fund redemptions. We borrowed funds from our Wells Fargo Line of Credit to support our regular distribution payments to stockholders.

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

	Three Months Ended			Nine Months Ended September 30, 2023
	March 31, 2023	June 30, 2023	September 30, 2023
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554	$0.22490113
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$6,245
Distributions reinvested	2,357	2,227	2,192	6,776
Distributions declared	$4,486	$4,335	$4,200	$13,021

Net cash provided by Operating Activities:	$2,182	$5,191	$1,978	$9,351

Funds From Operations:	$8,353	$3,223	$2,110	$13,686

For the nine months ended September 30, 2023, our distributions were covered 71.8% by cash flow from operations and 28.2% by borrowings as the cash flow from operations was negatively impacted by property sales, higher debt service and payment of deferred leasing costs on new and renewed leases that will benefit future cash flows. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offering or any other source.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of September 30, 2023, we had $35,500 outstanding under our Wells Fargo line of credit bearing interest at approximately 7.31%, representing approximately a 38.0% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $178 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as the COVID-19 pandemic, the recent bank failures, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2023, we owned marketable securities with a value of $96. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2023 would result in a change of $10 to the unrealized gain or loss on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of September 30, 2023, our net investment in the CMBS Trust was valued at $31,850. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $3,185.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2023, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

We refer you to the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Since that filing, there have been no material changes to our risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended September 30, 2023.

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

As of July 24, 2023, we had received share redemption requests for the third quarter of 2023 in excess of the limit of 5% of our combined NAV as of June 30, 2023. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to July 24, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on July 24, 2023 were satisfied on a pro rata basis at 34.4% of the requested amount without regard to share class. As a result of reaching the quarterly redemption volume limitation under our share redemption plan, we did not accept additional redemptions for the remainder of third quarter 2023. Such impacted stockholders who wished to request redemption of such unfulfilled requests were required to resubmit their redemption requests beginning October 1, 2023.

As of October 9, 2023, we had received share redemption requests during the quarter ending December 31, 2023 in excess of the limit of 5% of our combined NAV as of September 30, 2023. Pursuant to the terms of our share redemption plan, all redemption requests received during the quarter prior to October 9, 2023 were satisfied 100% on a first-come, first-served basis. Redemption requests received on October 9, 2023 were satisfied on a pro rata basis at 62.2% of the requested amount without regard to share class. As a result of reaching the quarterly redemption volume limitation under the share redemption plan, we will no longer accept additional redemption requests during the remainder of fourth quarter 2023. All unsatisfied redemption requests received during the quarter ending December 31, 2023 must be resubmitted on or after January 1, 2024 to be accepted.

The following table sets forth information regarding redemptions of shares of our common stock by month.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2023	1,064,836	$14.43	1,064,836	(1)
August 1 - August 31, 2023	—	—	—	(1)
September 1 - September 30, 2023	—	—	—	(1)
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
10.1
Third Amended and Restated Advisory Agreement, dated as of August 2, 2023, by and among the Company, RREEF Property Operating Partnership, LP and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11, Commission File No. 333-268995, filed on August 3, 2023.

10.2
First Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of July 18, 2023, by and among RPT Anaheim Hills Office Plaza, LLC, RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2023.

10.3
Second Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of October 11, 2023 and effective as of September 6, 2023, by and among RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, RPT 1109 Commerce Boulevard, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2023.

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

Date: November 13, 2023