Form 10-K
period 2023-12-31
RREEF Property Trust, Inc.
filed 2024-03-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 8, 2024, the registrant had 4,045,107 shares of Class A common stock, $.01 par value, outstanding, 10,568,112 shares of Class I common stock, $.01 par value, outstanding, 87,420 shares of Class T common stock, $.01 par value, outstanding, 2,554,001 shares of Class D common stock, $.01 par value, outstanding, 594,658 shares of Class N common stock, $.01 par value, outstanding, 511,832 shares of Class M-I common stock, $.01 par value, outstanding, 624,597 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value, outstanding and no Class S shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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
•Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time. Since December 2022, we have consistently received share redemption requests in excess of our quarterly volume limitation, and we may continue to do so in the future.
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

General Description of Business

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties, and we may also invest in self storage properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2023, we owned 13 properties, located in nine states, comprising 1,809,573 rentable square feet. As of December 31, 2023, these properties were 95% leased. As of December 31, 2023, we owned a real estate securities portfolio with a fair value of $109. As of December 31, 2023, we owned a CMBS real estate loan investment with a net fair value of $32,541 (such investment is reported on a gross basis on our consolidated balance sheet in accordance with U.S. generally accepted accounting principles (“GAAP”)).

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
Our Offerings
We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the "Initial Public Offering"). Our second public offering commenced on July 12, 2016, through which we raised $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the "Third Public Offering"). On August 10, 2023, our fourth public offering commenced (the "Fourth Public Offering"), through which we have raised $5,680 as of December 31, 2023. We have registered for sale in our

Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T and Class T2 common stock.

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

We are structured as a perpetual-life, non-exchange traded REIT. This means that, subject to regulatory approval of our filing for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. We will endeavor to take all reasonable actions to avoid interruptions in the continuous public offering of our shares of common stock. There can be no assurance, however, that we will not need to suspend our continuous public offering. The public offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in our public offering in any state in which our registration is not renewed or otherwise extended annually. We reserve the right to terminate the Fourth Public Offering at any time and to extend the Fourth Public Offering's term to the extent permissible under applicable law.

Investment Strategy, Objectives and Policies

Our investment strategy is to acquire a diversified portfolio of: (1) high-quality, income-producing commercial properties, (2) common and preferred stock of REITs and other real estate companies and (3) debt backed principally by real estate. Our real property portfolio will be diversified in investable and target markets across the United States as selected by our advisor and will consist primarily of office, industrial, retail, residential and self-storage property types. The actual percentage of our portfolio that is invested in office, industrial, retail, residential and self-storage property sectors may fluctuate due to market conditions and investment opportunities. DWS investable markets include those markets that have relatively high liquidity and lower relative supply risks, and have outperformed during certain stages of previous real estate investment cycles. DWS target markets are a subset of the investable market universe in which DWS forecasts strong economic and real estate fundamentals and DWS believes are poised to outperform the overall U.S. real estate market during the next five years. We intend to provide our investors with superior risk-adjusted long-term returns, including attractive and stable distributions of current income as well as capital preservation and appreciation in our NAV. In addition, we believe that our structure as a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner because we will not be limited by a pre-determined operational period and the need to provide a “liquidity event” at the end of that period.
Under normal conditions, we expect to maintain a level of liquid assets as a source of funds to meet redemption requests, in addition to our revolving line of credit.
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
•up to 40% of our net assets in real estate loans; and
•up to 10% of our net assets in cash, cash equivalents and other short-term investments.

Notwithstanding the foregoing, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements or redemption requests.
Over time, we believe that the size of our portfolio of investments should be sufficient for our advisor to adhere to our allocation targets. However, until our NAV is greater than $500,000, we will balance the goal of achieving these portfolio allocations with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, until our NAV exceeds $500,000, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments. We cannot predict how long it will take for our NAV to reach or exceed $500,000 and cannot provide assurances that we will be able to raise sufficient proceeds in our offerings to achieve these portfolio allocation targets.
Investment Strategy
Real Estate Properties

We intend to invest up to 80% of our net assets in a diversified portfolio of high quality, income-producing commercial real estate properties diversified across office, industrial, retail, residential and self-storage property types. We believe that our advisor’s significant experience acquiring, managing and exiting real property investments across all of our targeted property types in various U.S. real estate markets will be beneficial to achieving our investment goals and objectives.

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2023, our advisor managed approximately $36.0 billion in real property in the Americas comprised of 371 properties and approximately 112.6 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

We generally invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns, which are commonly referred to as value-add opportunities.

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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2023, the DWS Real Estate Securities team manages approximately $10.1 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Real Estate Loans
Historically, our investment guidelines stated we could invest up to 15% of our net assets in real estate loans. During 2023, with the approval of our board of directors, we increased this allocation to a maximum of 40% of our net assets. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS"). The criteria that our advisor will use in making or investing in real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.
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
We have invested and may further invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. As a result, these securities are subject to all of the risks of the underlying mortgage loans. In a typical CMBS transaction, many single mortgage loans of varying size, property type and location are pooled and transferred to a trust. The trust then issues multiple tranches of bonds that may vary in yield, duration and payment priority, thereby allowing an investor to select a credit level that suits its risk profile. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate tranches, which receive payments only after the more senior tranches have received all principal and/or interest to which they are entitled.
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
Sustainability

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

DWS takes a fiduciary-led approach to the aforementioned sustainability risks as well as sustainability performance in private real estate investment management, by operating between a sustainability risk boundary and a financial risk boundary – we call this the DWS Real Estate Sustainability Spectrum. The sustainability risk boundary relates to the risk of inaction which could result in negative impacts on sustainability and, often, financial performance of the asset or portfolio. On the other end of the DWS Real Estate Sustainability Spectrum, the financial risk boundary relates to the negative effects of inappropriate actions (e.g., ill-timed, or too extensive) on achievement of investment objectives.

DWS has identified specific sustainability topics, which are most relevant for real estate investment management, and grouped them into the following four sustainability themes:

a.Resilience, encompassing efficiency in construction and operation, and asset adaptation to external conditions, such as severe weather events due to climate change.
b.Well-being, encompassing air quality and the physical and mental comfort of occupants.
c.Nature, encompassing circularity in buildings and protection of ecosystems from pollution.
d.Community, encompassing housing affordability and stakeholder engagement.

DWS seeks to assess and verify performance of the sustainability themes on assets and portfolios, as well as on DWS’s asset management processes, utilizing, as feasible and applicable, well-established third-party ratings, certifications, and benchmarks such as, Energy Star, Building Research Establishment Environmental Assessment Method (“BREEAM”), Leadership in Energy and Environmental Design (“LEED”), Global Real Estate Sustainability Benchmark (“GRESB”), Energy Performance Certificates ("EPCs") and Principles for Responsible Investment (“PRI”).

The investment process comprises three phases: acquisition, management and disposition. Risks and opportunities related to the ESG aspects are important elements of consideration in each phase.

A Sustainability Due Diligence (“SDD”) process is completed prior to acquisition for all new assets. SDD is delivered through two screening phases, initial and advanced screening, addressing three types of risks:

a.Transition Risk, utilizing the Carbon Risk Real Estate Monitor (“CRREM’) pathway to assess the asset’s stranding timeline.
b.Physical Risk, utilizing Standard & Poors Financial Services LLC's Trucost engine, or equivalent, to assess an asset’s location exposure.
c.Social Norms Risk, utilizing a building’s certification to assess alignment with requirements such as health and safety, accessibility, and indoor environmental quality.

The findings from the advanced screening are presented to the Americas Investment Committee in the Sustainability Scorecard which is factored into the accompanying discussion for acquisition approval.

Following acquisition, asset and portfolio managers monitor the sustainability risks not only to ensure proper risk mitigation but to also identify and seek opportunities to add value as part of ongoing business planning, through an active asset management program encompassing:

1.Data collection: Actively collect a broad and robust asset-level ESG dataset on a regular basis to assist in risk management, sustainability reporting, informed decision-making and in unlocking improvement opportunities. The collection of asset-level sustainability data begins prior to acquisitions and continues throughout the holding period of the asset.
2.Risk review: Perform a review of the sustainability risks on each asset prior to acquisition and on all standing assets on an annual basis with a focus on key risks and opportunities.
3.Goal setting: Set annual sustainable action plan goals and initiatives based upon asset-level risk assessments and portfolio’s sustainability strategy.
4.Implementation: Create and execute asset-level actions that represent the best value in terms of improving sustainability performance, decreasing operating costs, and increasing tenant satisfaction.
5.Measurement and reporting: Based on the above activities, track progress in project implementation relative to our goals and evaluate the value created for the asset, portfolio, and platform. Compare performance with peers using industry standards and benchmarks such as BREEAM, EPC, GRESB and PRI.

An asset’s sustainability performance, certification status and risk status are all considered during the disposition process, using the same criteria as used for SDD. The findings are included in presentations to the Americas Investment Committee for disposition consideration.

Our advisor reserves the right to modify its investment process and portfolio risk management from time-to-time.
Borrowing Policies
We use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is in the range of 50% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our offerings, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in December 2025. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Concentration of Credit Risk
As of December 31, 2023 and 2022, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2023, 2022 and 2021, we owned 13, 15 and 15 properties, respectively, diversified across property sector and geography. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2023, 2022 and 2021 are shown below.

	Percent of property related income
Property	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
The Glenn, Centennial, CO	19.0%	17.8%	—%
Providence Square, Marietta, GA	11.3%	11.1%	13.5%
Seattle East Industrial, Redmond, WA	10.4	10.5	12.9
The Flats at Carrs Hill, Athens, GA	9.9	9.3	10.9
Total	50.6%	48.7%	37.3%

	Percent of property related income
Tenant	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
FedEx Ground - Seattle East Industrial	10.4%	10.5%	12.9%
Total	10.4%	10.5%	12.9%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2023, 2022 and 2021 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2023	December 31, 2022	December 31, 2021
FedEx Ground - Seattle East Industrial	13.3%	11.1%	11.8%
Northrop Grumman Systems Corporation - Loudoun Gateway	10.3	9.1	9.3
Total	23.6%	20.2%	21.1%
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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $97,607 as of December 31, 2023. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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

The total amount of shares that we will redeem in any calendar quarter will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter and not any subsequent quarter, such that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Since December 2022, we have consistently received share redemption requests in excess of the quarterly volume limitation, and we may in the future continue to receive share redemption requests in excess of the quarterly volume limitation. Further, in one or more prior quarters, our board of directors has reduced the quarterly volume limitation by eliminating the carried over portion, and may do so again in the future. If the quarterly volume limitation is reached on or before the third business day of a calendar quarter, redemption requests during the next quarter will be satisfied pursuant to a per stockholder allocation instead of a first-come, first-served basis. As of January 4, 2024, we had received redemption requests that exceeded the quarterly volume limitation for the first quarter of 2024, and therefore the per stockholder allocation will be in effect for the second quarter of 2024, Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement will remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of our NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applies are equal to or less than 4% of our NAV on the last business day of such preceding quarter, then redemptions will again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter. During any quarter in which the per stockholder allocation is in place, (1) if redemptions do not reach the 5% limit, the unused portion will be carried over to the next quarter and not any subsequent quarter and (2) if there has been a carryover from the preceding quarter, the per stockholder allocation for each stockholder will be based on a percentage equal to 5% plus such carried over percentage amount.
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
•defaults in our investment portfolio or decreases in the value of our investments, including as a result of changes in the economy resulting from macroeconomic conditions;
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
We have entered into an expense support agreement with our advisor. We owe our advisor $5,383 under the expense support agreement as of December 31, 2023. We or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days’ notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the expense support agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. We have used, and likely will continue to use, proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor, and other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. For the year ended December 31, 2023, our distributions were covered 57.9% by cash flow from operations and 42.1% by borrowings. The payment of distributions from sources other than cash flow from operations may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions would result in a liability to us, which would require a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment in our shares.
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
When the appraisals of our properties are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of pandemics, supply chain disruptions, inflation, labor shortages, and wage increases and the ongoing conflicts between Russia and Ukraine and between Israel and Hamas. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on monthly budgets. As soon as practicable after the end of the last business day of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic impact of a pandemic, supply chain disruptions, inflation, interest rates, labor shortages, wage increases and the ongoing conflicts between Russia and Ukraine and between Israel and Hamas) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
If the current real estate environment were to worsen in the markets where our properties are located, our NAV per share of our common stock may experience more volatility or decline as a result. The impact of the ongoing conflicts between Russia and Ukraine and between Israel and Hamas as well as pandemics, inflation, interest rates, labor shortages and wage increases is uncertain and is expected to have a negative impact on the real estate market. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to find debt financing on reasonable terms for property acquisitions or to fund tenant improvements.
During the great recession, and more recently in response to the perceived and potential economic impacts caused by the COVID-19 pandemic, the conflicts between Russia and Ukraine and between Israel and Hamas, rising interest rates and high inflation, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While credit markets have been adjusting to the aforementioned recent events, and even when credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios or for particular property types, among other restrictions. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of the proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
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
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war (including the impact on macroeconomic conditions as a result of the conflicts between Russia and Ukraine and between Israel and Hamas), acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics;
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

As of December 31, 2023, our portfolio of real estate-related assets consisted of (a) publicly traded common stock of 27 REITs with a fair value of $109, and (b) a CMBS real estate loan investment with a net fair value of $32,541 (such investment is reported on a gross basis on our consolidated balance sheet in accordance with GAAP). In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The CMBS investment we made in October 2022 may be difficult to sell or liquidate if we deem such action to be necessary or prudent. Further, the mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.
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

Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate and real estate related debt to be treated for U.S. federal income tax purposes as a "C" corporation rather than as a REIT. As a result, our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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
To maintain our status as a REIT, we generally must distribute annually to our stockholders dividends equal to a minimum of 90% of our taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our taxable income will include our allocable share of any taxable income from partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed REIT taxable income, including undistributed net capital gain, each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share redemption plan generally will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
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

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to pandemics, inflation, higher interest rates or global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the conflicts between Russia and Ukraine and between Israel and Hamas), could cause our stockholders to seek to sell their shares to us pursuant to our share redemption plan. The total amount of redemptions in any calendar quarter will be limited to common stock of all classes whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. In addition, if redemptions do not reach the 5% limit in a calendar quarter, the unused portion will be carried over to the next quarter, except that the maximum amount of redemptions during any quarter may never exceed 10% of the combined NAV for all classes of stock as of the last day of the previous calendar quarter. Since December 2022, we have consistently received share redemption requests in excess of the quarterly volume limitation, and we may in the future continue to receive share redemption requests in excess of the quarterly volume limitation. Further, in one or more prior quarters, our board of directors has reduced the quarterly volume limitation by eliminating the carried-over portion and may do so in the future or may otherwise decide to alter or suspend our share redemption plan if they believe such is in the best interest of our stockholders. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.

Similarly, such economic events may reduce our ability to raise sufficient capital for investment, or to fund our ongoing operations.
Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
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

DWS aligns its information security management system to the latest information security policies defined by Deutsche Bank. The DWS Information Security Framework is managed under Deutsche Bank’s framework. As such, we are reliant on Deutsche Bank Group for assessing, identifying and managing material risks to our business from cybersecurity threats.

Cybersecurity threats are mainly related to the risk of breaches in confidentiality, integrity, or availability of its or its clients’ information, which includes breaches of the security of third-party computer systems. Breaches can occur due to unauthorized access to networks or resources, the introduction of computer viruses or malware, or other forms of cybersecurity attacks or incidents, including regulatory, geopolitical, operational, and third-party risk.

We may face operational risks arising from failures in the control environment, including errors in the performance of processes or Deutsche Bank Group’s information security controls, as well as loss of data, which may disrupt business and lead to material losses. At the same time, we may also face risks of material losses or reputational damage, if services are not provided by Deutsche Bank Group as agreed, or in line with their internal standards, which could result in regulatory penalties and financial losses to us. Cyberattacks could impact us both directly and indirectly including impacts from third parties.

The increasing frequency and sophistication of recent cyberattacks has resulted in an elevated risk profile for many organizations around the world including Deutsche Bank Group. Significant attention by Deutsche Bank Group’s management has been paid to the overall level of preparedness against such attacks. Cybersecurity continues as a focus area due to factors such as the continued and increasing reliance on Deutsche Bank Group’s technology environment, as well as potential risks arising from the need for digital innovation, such as the usage of public cloud services, artificial intelligence, or quantum computing.

The aforementioned technological advancements also pose demands on data privacy, security, and other information security risks. As the use of artificial intelligence becomes widespread, there are increased risks to cybersecurity, such as denial of service, the criminal use of deepfakes, and more sophisticated social engineering attacks. Cybercrime groups may have the capability to use machine learning techniques to automate the deployment and operation of malware campaigns.

Financially motivated and other sophisticated cyberattacks, including ransomware, can be observed as persistent threats across industries and are expected to become more frequent. Additional threats are posed by supply chain attacks, an increasing frequency of critical software vulnerabilities potentially exploited by threat actors (zero-day exploits), and an expanding threat surface introduced by, for example, remote ways of working or the usage of cloud services.

Deutsche Bank Group experienced attacks on computer systems, including attacks aimed at obtaining unauthorized access to confidential company or client information, damaging, or interfering with company data, resources, or business activities, or otherwise exploiting vulnerabilities in its infrastructure, including attacks that occurred at some of Deutsche Bank Group third-party providers. None of such attacks affected us. In 2023, neither we nor Deutsche Bank Group experienced any material effect on its business strategy, results of operations, or financial condition as a result of an information security incident, including an attempted cyberattack. Deutsche Bank Group expects to continue to be the target of such attacks in the future and may not be able to effectively anticipate or prevent more material attacks from occurring in the future.

As a result, cyberattacks could lead to technology failures, security breaches, unauthorized access, unavailability of services, data loss, data destruction, and the inaccessibility of data and/or systems. This includes internal and third-parties information technology systems. A successful cyberattack could have a significant negative impact on us or Deutsche Bank Group that may result in the disclosure or misuse of client as well as proprietary information, damage to or inability to access information technology systems, financial losses, remediation costs (such as for investigation and reestablishing services), increased cybersecurity costs (such as for additional personnel, technology, or third-party vendors), personal data breach notification obligations, reputational damage, client dissatisfaction and potential regulatory penalties or litigation exposure. In addition, any breach in the data security measures employed by the third-party vendors upon which we rely, such as our transfer agent and BNY Mellon, could also result in the improper disclosure of personally identifiable information.

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
A change in stated target interest rates or any adverse changes in fiscal policy or market conditions could adversely affect our financial condition and results of operation.
In 2022 and 2023, in response to high inflation, the U.S. Federal Reserve raised its benchmark target interest rate significantly. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness. Further, an increase in interest rates and adverse changes in fiscal policy or credit market conditions could have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable.

ITEM 1C. CYBERSECURITY

As an externally managed company, our day-to-day operations are managed by our advisor and our executive officers under the oversight of our board of directors. Our executive officers are senior professionals of our advisor, our advisor is a subsidiary of DWS, and DWS is majority owned by Deutsche Bank. Deutsche Bank and its affiliates are collectively referred as Deutsche Bank Group. DWS aligns its information security management system to the latest information security policies defined by Deutsche Bank. The DWS Information Security Framework is managed under Deutsche Bank’s framework. As such, we are reliant on Deutsche Bank Group for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details of the cybersecurity program applicable to Deutsche Bank Group.

Cybersecurity governance

Responsibility for cybersecurity matters sits within the Chief Security Office, where it forms the first Line of Defense within Deutsche Bank’s Three Lines of Defense model. The Chief Security Officer has delegated authority from the Deutsche Bank Management Board (“Management Board”) and reports directly to the Chief Technology, Data, and Innovation Officer, who is a member of the Management Board.

Deutsche Bank’s Chief Security Officer has served in various roles in information security for more than 20 years. This includes the role as global Chief Information Security Officer (“CISO”) / Chief Security Officer (“CSO”) for three different large European financial institutions and a partner position in a global strategy and consulting firm, leading security work for financial service clients. The Chief Security Officer is supported by information security role holders at various seniority levels to help ensure that security requirements are met from a regional, divisional, and technical perspective.

The Chief Security Office develops Deutsche Bank Group’s security strategy and oversees its implementation and operationalization globally via the organizational set-up, governance, and implemented security policies. The security strategy is reviewed continually to address changes in the threat landscape, technology, the regulatory environment, the overall corporate and IT strategy, and other internal and external parameters.

The Chief Security Office maintains a comprehensive metrics and reporting framework, underpinned by an extensive data set allowing for global, regional, and divisional views. Security metrics and reporting provided to Deutsche Bank Group´s governance forums at all seniority levels support appropriate security risk awareness and decision taking. The Management Board receives a comprehensive quarterly information security risk posture report, as well as ad hoc information if required. Furthermore, the Chief Security Officer provides regular updates on material topics relating to security to the Supervisory Board’s Committee responsible for technology, data and innovation.

Information security risk is managed as an operational risk under the non-financial risk management framework of Deutsche Bank Group. The Chief Security Office, in its responsibility as the first line of defense, executes against the non-financial risk management framework and leverages its various instruments whereas the non-financial risk management as the second line of defense provides oversight, review, and challenge. Accordingly, part of the non-financial risk committee’s remit is to oversee and govern Deutsche Bank Group’s cybersecurity risk profile, remediation programs and risk tolerance. Should a cybersecurity incident occur, Deutsche Bank Group has an established protocol for communicating such incident to the divisions of Deutsche Bank Group that may be impacted, including chief security officers and division heads. Those personnel in turn will notify potentially affected groups further downstream as applicable, including down to us if any our or our stockholders' information may be at risk.

Deutsche Bank Group’s security policy framework defines the core principles of security risk management and the fundamentals for security management. The complete framework is reviewed annually. The framework is governed centrally and applied globally across all product groups and business and infrastructure divisions. The framework includes a clear description of the risk tolerance related to information security. It also sets out the roles, responsibilities and accountabilities of key personnel identified to manage information security risk; the strategy and measures to cope with information security breaches, and related communication procedure.

Additionally, Deutsche Bank Group’s Information Security Management System has been certified according to ISO 27001 for all information security domains defined in that standard since 2012. To maintain the ISO 27001 certification, Deutsche Bank Group performs a full recertification process every three years, with the latest taking place in 2021. In the years a full certification process does not take place, the Deutsche Bank Group performs a certification-follow-up, designed to ensure compliance between certification intervals. The latest certification follow-up was in 2023. The next full recertification will take place in September 2024.

Deutsche Bank Group employs a variety of mechanisms to self-identify areas for improvements and control enhancements. These include security testing, security problem management and lessons learned. The effectiveness of Deutsche Bank Group´s overall information security program is evaluated on a regular basis by third-party organizations that compare Deutsche Bank Group’s approach with industry benchmarks. Deutsche Bank Group´s independent internal audit function frequently includes the assessment of security controls in its audit plan.

Identifying, assessing and managing cybersecurity threats

We and Deutsche Bank Group operate in an environment with increasing levels of digitization and a continually evolving landscape related to cybersecurity threats. Due to the dynamics and complexity of the current environment, the Deutsche Bank Group is continuously monitoring the security threat landscape. Deutsche Bank Group vigilantly observes technological developments, the geopolitical landscape and economic impacts driving security risks and assesses their relevance for potential impacts to Deutsche Bank Group and the wider financial ecosystem.

Deutsche Bank Group has a variety of prevention methods and controls in place, such as threat intelligence, data leakage prevention, cyber hygiene, and encryption solutions. These also include placing a strong emphasis on detection, backed by a robust incident-response process. Deutsche Bank Group actively shares best practices and threat information with national and international security organizations, government authorities, and peer organizations. These relationships help to ensure that Deutsche Bank Group’s security technology and procedures reflect current industry best practices and keep pace with the threat environment.

Deutsche Bank Group’s security incident management covers cybersecurity events that may affect it and its subsidiaries, its clients, business partners, or employees. The related management and reporting processes performed with the involvement of compliance, legal and data privacy are designed to enable a quick and effective response to cyberattacks and information security threats. Further, if DWS is notified of an incident, then a communication protocol will be followed to notify affected or potentially affected parties internal and external to DWS, including notification to us if our data or our stockholders data is at risk.

The audit committee of our board of directors is responsible for overseeing the implementation of the cybersecurity policies and procedures applicable to us, and related reporting. This includes quarterly reporting to our audit committee as well as ad hoc incident reporting whereby if we are notified of an incident, whether reported to us by Deutsche Bank Group or any of our third-party vendors, we will assess it and advise the audit committee of our board of directors depending on the severity of the incident. The audit committee can, in its discretion and at our expense, retain special legal or other consultants to advise the audit committee or to assist in the conduct of any investigation, subject to our board of directors determination to allocate assets to pay for such investigation.

To address evolving security threats, Deutsche Bank Group continually reviews and enhances its information security controls into every layer of technology, including identity and access management, data, infrastructure, devices, and applications. This is complemented by organizational controls and security training and awareness. The purpose of this layered approach is to provide end-to-end protection, as well as multiple opportunities to detect, prevent, respond to, and recover from cyberthreats.

Security risks are assessed on a regular basis, at least annually, taking internal as well as external risk drivers and events dynamically into account. A thorough analysis of the external threat landscape, which leverages industry standard threat assessment frameworks, provides a foundation for the assessment of financial industry relevant risk scenarios. These are evaluated against Deutsche Bank Group’s capabilities to cope with these risks. In case of emerging developments, additional risk reviews are conducted.

Reliance on third parties’ products and services that support critical operations can affect the risk posture, because these can be the target of new and evolving cybersecurity attacks. This risk, along with expanded regulatory requirements, has necessitated an increased use of technology to better identify information security risks across third parties and where necessary, pro-actively perform outreach with them. Deutsche Bank Group has a third-party risk management process designed to identify, monitor, and mitigate risks arising from working with third parties, which includes oversight of third parties’ operations related to the services provided. In addition, where appropriate, Deutsche Bank Group will seek to include in its contractual arrangements with certain third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices.

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Deutsche Bank Group in managing these risks, see “Part 1. Item 1A. Risk Factors – General Risk Factors – Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2023, we owned 13 properties comprising 1,809,573 rentable square feet, diversified across geography and sector. Six of the 13 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $55,965 as of December 31, 2023. Each of the remaining properties, except Heritage Parkway, were encumbered by separate property-specific loans with a total outstanding balance of $189,768 as of December 31, 2023.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2023:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	May 31, 2013	100.0%
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Office Total		196,248	2		100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	December 18, 2013	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	October 2, 2014	46.3
Elston Plaza(3)	Chicago, IL	92,911	11	December 31, 2018	95.7
Providence Square(4)	Marietta, GA	222,805	25	September 16, 2019	98.6
Retail Total		442,591	42		89.4
Industrial Properties
Commerce Corner(5)	Logan Township, NJ	259,910	2	April 11, 2014	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah I	Miami, FL	57,000	—	July 17, 2018	—
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		760,150	5		95.7
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	September 30, 2015	99.7
The Glenn	Centennial, CO	274,688	306	November 19, 2021	95.8
Residential Total		410,584	444		97.0
Grand Total		1,809,573	49/444		94.8%
____________
(1) Leased percentage is based on executed leases as of December 31, 2023 (including those which have not taken effect as of December 31, 2023), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.
(5) In September 2023, our wholly-owned subsidiary entered into a guaranteed maximum price contract to expand the Commerce Corner property by approximately 141,000 square feet (the "Commerce Expansion"). Once the Commerce Expansion has been completed (estimated for the third quarter of 2024), the rentable square feet for the Commerce Corner property will increase to approximately 400,900 rentable square feet.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2023. The table does not include any of the leases from our residential properties, totaling approximately $11,130 in annualized base rent as of December 31, 2023. As of December 31, 2023, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 4.0 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2024	7	12,046	0.9%	$416	2.1%
2025	6	14,176	1.1	461	2.4
2026(2)	10	476,880	37.2	4,930	25.4
2027	5	117,740	9.2	1,827	9.4
2028	12	399,757	31.2	6,424	33.0
2029	2	105,918	8.3	682	3.5
2030	2	107,794	8.4	3,332	17.1
2031	1	28,914	2.3	492	2.5
2032	—	—	—	—	—
2033	2	2,525	0.2	86	0.5
Thereafter	2	17,534	1.4	805	4.1
Total	49	1,283,284	100.0%	$19,455	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2023.
(2) See notes (3) and (4) of the Tenant Information table below.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2023. The table does not include any of the leases from our residential properties, totaling approximately $11,130 in annualized base rent as of December 31, 2023.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
FedEx Ground Package System, Inc.	210,321	16.4%	$4,085	21.0%	Jul 2028
Northrop Grumman Systems Corporation(2)	102,015	7.9	3,162	16.3	Feb 2030
Mac Papers and Packaging, LLC	182,919	14.3	1,509	7.8	Jan 2026
Allstate(3)	94,233	7.3	1,395	7.2	May 2026
Dick's Sporting Goods	44,477	3.5	1,027	5.3	Feb 2027
Performance Food Group(4)	159,627	12.4	959	4.9	Dec 2026
Home Depot	67,613	5.3	627	3.2	Jun 2027
Jewel-Osco	55,024	4.3	598	3.1	Sep 2028
TJX Companies	54,809	4.3	540	2.8	Jan 2028
Mission Produce	100,283	7.8	502	2.6	Jan 2029
Sprouts Farmers Market	28,914	2.3	492	2.5	Jan 2031
Walgreen Co.	12,674	1.0	490	2.5	Mar 2037
C-Air Brokers & Forwarders, Inc.	50,000	3.9	417	2.1	Feb 2028
Chase Bank	4,860	0.4	315	1.6	May 2039
GSRE, LLC	10,365	0.8	286	1.5	Nov 2026
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,178,134	91.8	16,404	84.3
Remaining 34 tenants	105,150	8.2	3,051	15.7	Jan 2024 - Aug 2033
Total	1,283,284	100.0%	$19,455	100.0%
________________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2023.
(2) Northrop Grumman leases 100% of Loudoun Gateway and has a termination option exercisable at its discretion to be effective on a date of its choice between September 2027 and August 2028 by providing at least six months prior notice.
(3) In February 2024, we agreed to an early termination provision with Allstate whereby the lease will expire on May 31, 2024 in exchange for payment of an early termination penalty.
(4) In connection with the Commerce Expansion, we entered into a lease amendment with Performance Food Group whereby upon completion of the Commerce Expansion, (a) Performance Food Group will occupy the entire expansion space, and (b) the Performance Food Group lease for both the expansion space and its existing space at the property will be extended to mature in 2039.

Acquisitions

A summary of our property acquisitions completed in the past three years is included below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.”

Dispositions

A summary of our property dispositions completed in the past three years is included below under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Information.”

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2023, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

We did not sell any unregistered shares during the three months ended December 31, 2023.

Sales of Registered Securities

On January 8, 2020, our Second Public Offering terminated and the SEC declared effective our Third Registration Statement on Form S-11 (File No. 333-232425), upon which we commenced our Third Public Offering. Pursuant to the Third Public Offering, we offered for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 and Class N common stock.

On August 10, 2023, our Third Public Offering terminated and the SEC declared effective our Fourth Registration Statement on Form S-11 (File No. 333-268995), upon which we commenced our Fourth Public Offering. Pursuant to the Fourth Public Offering, we are offering for sale up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 or Class N.

For our Third Public Offering, the ratio of the cost of raising capital to capital raised was approximately 4.7%, excluding estimated trailing fees payable in the future. For the year ended December 31, 2023, for our Fourth Public Offering, the ratio of the cost of raising capital to capital raised was approximately 5.2%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A, Class S and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 5, 2024, there were approximately 651, 1,875, 41, 98, 197, 133, 27 and one stockholders of record for the Class A, Class I, Class T, Class N shares, Class M-I shares, Class T2, Class D and Class Z shares, respectively, and no stockholders of record for the Class S shares of our common stock.

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

On December 9, 2022, our board of directors modified our share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of our combined NAV as of September 30, 2022. During the fourth quarter of 2022 and each quarter of 2023, we received share redemption requests in excess of 5% of our combined NAV as of the last day of the immediately previous quarter. For these five quarters, we reached our applicable quarterly redemption volume limitation on December 19, 2022, February 23, 2023, April 25, 2023, July 4, 2023, and October 9, 2023, respectively. Pursuant to the terms of our share redemption plan, all redemption requests received during a calendar quarter prior to such dates were satisfied 100% on a first-come, first-served basis. Redemptions received on these dates were satisfied on a pro rata basis at 11.7%, 43.9%, 57.4%, 34.4% and 62.2% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation during these quarters, we did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our share redemption plan during the three months ended December 31, 2023. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended December 31, 2023	Shares	Weighted Average Share Price
Class A	51,202	$14.12
Class D	63,100	14.22
Class I	851,175	14.21
Class M-I	40,108	14.13
Class N	18,334	14.13
Class T	—	—
Class T2	5,962	14.07

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our line of credit.

The following table sets forth information regarding our redemption of shares of our common stock pursuant to our redemption plan during the three months ended December 31, 2023.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 1 -October 31, 2023	1,029,881	$14.20	1,029,881	(1)
November 1 -November 30, 2023	—	—	—	(1)
December 1 -December 31, 2023	—	—	—	(1)
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
Our NAV per share is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTMX, ZRPTNX, ZRPTTX, ZRPTUX and ZRPTDX for our Class A shares, Class I shares, Class M-I shares, Class N shares, Class T shares, Class T2 shares and Class D shares, respectively. The NAV per share for our Class S shares will be available on our website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for this share class has occurred.
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
We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties, and we may also invest in self storage properties. We also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2023, our real estate portfolio was comprised of 13 properties diversified across geography and sector. We acquired no properties during the years ended December 31, 2023 and 2022. We acquired one property, The Glenn, for $128,500, during the year ended December 31, 2021. We disposed of two properties, our Anaheim Hills Office Plaza property ("Anaheim Hills Office Plaza") and our Allied Drive property ("Allied Drive"), during the year ended December 31, 2023. We disposed of no properties during the years ended December 31, 2022 and 2021.

For our commercial leases in effect as of December 31, 2023, our weighted average remaining lease term was 4.0 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2023:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	2	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	11	95.7
Providence Square(4)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	42	89.4
Industrial Properties
Commerce Corner(5)	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	—	—
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	5	95.7
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	95.8
Residential Total		410,584	444	97.0
Grand Total		1,809,573	49/444	94.8%
_______________
(1) Leased percentage is based on executed leases as of December 31, 2023 (including those which have not taken effect as of December 31, 2023), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.
(5) In September 2023, our wholly-owned subsidiary entered into a guaranteed maximum price contract to expand the Commerce Corner property by approximately 141,000 square feet (the "Commerce Expansion"). Once the Commerce Expansion has been completed (estimated for the third quarter of 2024), the rentable square feet for the Commerce Corner property will increase to approximately 400,900 rentable square feet.

Real Estate Equity Securities Portfolio

As of December 31, 2023, our real estate equity securities portfolio consisted of publicly-traded common stock of 27 REITs with a fair value of $109. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

Historically, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023, we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in a net realized gain to us of approximately $3,472. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

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

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of December 31, 2023, these amounts are $1,182,995 and $1,150,454, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net difference between the above referenced amounts represents the amount of our actual investment.

In February and March 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust for approximately $7,588, excluding accrued interest.We continue to hold all of the Class D certificates. The sale of the interest-only certificates does not affect the accounting treatment described in the previous paragraph.

The CMBS Trust is backed by a pool of 52 underlying loans comprised of approximately $1,224,000 of fixed-rate mortgages secured by multifamily properties which are spread across 23 states representing over 10,000 units. As of December 31, 2023, the largest concentrations of the underlying properties were in Florida (14% of the unpaid principal balance, or "UPB"), California (13% of the UPB), Texas (12% of the UPB) and New Hampshire (10% of the UPB).

Market Outlook

In our view, real estate has historically been synchronized with the economy. However, we believe this pattern dissolved in 2023, as real estate values fell despite strong economic growth, according to the National Council of Real Estate Fiduciaries (“NCREIF”) and the Bureau of Economic Analysis in September 2023. The distinguishing factor, in our view, was the magnitude of the interest-rate shock, where 10-year Treasury yields increased from under 1% in 2020 to 5% in October 2023, the largest jump since 1980, as the Federal Reserve reported in December

2023. Real estate dynamics were also at play. In the residential and industrial sectors, demand cooled from a COVID-fueled spike, just as supply, sparked by the initial surge, materialized, according to CBRE Econometric Advisors (“CBRE-EA”) as of September 2023. The office sector reeled from the effects of hybrid work (per CBRE-EA, December 2023), exacerbated by layoffs in the technology industry (per the Bureau of Labor Statistics, December 2023). Still, vacancy rates across sectors remained low and net operating income (NOI) increased faster than inflation, as reported by NCREIF in September 2023.

In our view, interest rates are pivotal to the near-term outlook. Inflation is falling thanks to a shrinking money supply and a resolution of COVID-related imbalances (per the Federal Reserve, Bureau of Labor Statistics and Bureau of Economic Analysis, October 2023). It is not the only consideration: According to the Congressional Budget Office, Federal Reserve and DWS in November 2023, burgeoning fiscal deficits and the Federal Reserve’s efforts to shrink its balance sheet arguably exert upward pressure on interest rates, while an abundance of global savings, courtesy of an aging population, could push them lower. We believe the reality may lie somewhere in the middle. Treasury yields could settle above levels prevailing in the 2010s (around 2.5%) but below those of the 2000s (4.5%) — perhaps around 3.5% (per the Federal Reserve and DWS, November 2023). If so, then market cap rates have likely peaked. At worst, this would remove a major headwind to valuations; at best, it would create tailwinds for future performance, should cap rates follow interest rates lower.

Though a secondary consideration in this cycle, fundamentals should not be ignored. The yield curve from the Federal Reserve, which has inverted 1-2 years before each of the past eight recessions, from which the National Bureau of Economic Research indicates that such inversion points to an economic downturn in 2024 (having inverted in the summer of 2022). Buffers built up during the pandemic — $2 trillion in surplus savings and pent-up demand for vehicles and other goods — have run down, exposing the economy to the lagged effects of higher interest rates (per the Census Bureau and DWS, November 2023). According to CBRE-EA in September 2023, the weaker confidence and spending power associated with recessions typically stifle real estate demand.

However, any pullback may be limited. In our view, the recession will be short and mild, thanks to robust consumer finances, as wealth is elevated and financial obligations are low relative to incomes, as reported by the Federal Reserve in September 2023. Structural drivers, including population growth and prohibitive homeownership costs as well as e-commerce and supply-chain resilience in the industrial sector, may act as a counterweight. Finally, according to CoStar in September 2023, lower prices and restrictive financing have curtailed construction starts which plunged 65% from their 2022 peak in the third quarter of 2023. Existing projects will come to fruition in 2024, but thereafter, we believe supply is poised to evaporate. Overall, we believe that rents will hold roughly steady in 2024 before accelerating sharply in 2025 and 2026 (per CBRE-EA and DWS, September 2023).

We believe that 2024 will mark a turning point for U.S. real estate, as easing financial conditions offset a soft patch for fundamentals. Beyond 2024, prospects for real estate are increasingly bright, in our view. Income returns as of the end of the third quarter of 2023 showed signs of rising to their highest level in more than a decade, as reported by NCREIF and DWS in September 2023. Fundamentals are essentially sound, and supply shortages may propel strong rent growth over the next several years. If interest rates ease, cap rates could follow suit, adding further support to capital appreciation. In short, we believe that 2024 will provide an attractive entry point to capitalize on the coming cycle.

Results of Operations

As of December 31, 2023, we owned 13 properties and invested in real estate equity securities and real estate loans as described above in “Portfolio Information.” We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the year ended December 31, 2023 to the year ended December 31, 2022, and for the year ended December 31, 2022 to the year ended December 31, 2021.

	Year Ended December 31,			Year Ended December 31,
	2023	2022	Change	2022	2021	Change
Revenues
Property related income	$41,904	$41,374	$530	$41,374	$33,569	$7,805
Investment income on marketable securities	46	1,112	(1,066)	1,112	693	419
Total revenues	41,950	42,486	(536)	42,486	34,262	8,224
Expenses
General and administrative expenses	2,400	2,452	(52)	2,452	1,976	476
Property operating expenses	12,728	12,231	497	12,231	9,552	2,679
Advisory fees	3,099	3,746	(647)	3,746	8,672	(4,926)
Depreciation	10,844	11,516	(672)	11,516	7,052	4,464
Amortization	4,200	7,830	(3,630)	7,830	6,174	1,656
Total operating expenses	33,271	37,775	(4,504)	37,775	33,426	4,349
Net realized gain upon sale of real estate	17,980	—	17,980	—	—	—
Net realized gain (loss) upon sale of marketable securities	3,476	(794)	4,270	(794)	3,179	(3,973)
Loss on extinguishment of debt	(131)	—	(131)	—	—	—
Net unrealized change in fair value of investment in marketable securities	(1,279)	(9,953)	8,674	(9,953)	7,094	(17,047)
Change in net assets of consolidated CMBS Trust	2,598	529	2,069	529	—	529
Operating income (loss)	31,323	(5,507)	36,830	(5,507)	11,109	(16,616)
Interest expense	(12,177)	(9,416)	(2,761)	(9,416)	(6,654)	(2,762)
Net income (loss)	$19,146	$(14,923)	$34,069	$(14,923)	$4,455	$(19,378)

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

Property Related Income

Our property related income for the year ended December 31, 2023 increased compared to the year ended December 31, 2022 primarily due to the Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. Additional increases for the period were due to higher base rents at The Glenn, Palmetto Lakes, and The Flats at Carrs Hill. These increases were partially offset by the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, as well as the write-off of $428 in straight-line rents receivable at Heritage Parkway due to Allstate's intention to vacate their lease early.

Investment Income on Marketable Securities

As of December 31, 2023 and December 31, 2022, our real estate equity securities portfolio consisted of publicly-traded common stock with a fair value of $109 and $26,986, respectively. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash as we did not see an appropriate risk-reward relationship in the near term. This resulted in lower investment income for the year ended December 31, 2023 compared to the 2022 period. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market volatility expectations improve.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2023 decreased from the same period in 2022 primarily due to $285 of costs incurred in 2022 to originate our investment in the CMBS Trust. Such costs are required to be expensed as incurred under GAAP when the fair value option was elected for that investment. This decrease was partially offset by higher directors and officers insurance, audit fees and legal costs.

Property Operating Expenses

Property operating expenses increased for the year ended December 31, 2023 compared to 2022 primarily due to higher costs at several properties generally for insurance, repairs, legal, utilities, and property taxes. The majority of these increases were at Terra Nova Plaza due to vacancy for approximately half of the space in 2023, and at The Glenn which had a property tax base reset. These increases were partially offset by lower expenses due to the disposition of Allied Drive on June 26, 2023 and disposition of Anaheim Hills Office Plaza on September 6, 2023.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2023 period compared to the 2022 period which is commensurate with the overall decrease in our average NAV due to fulfilling higher share redemption requests as well as property valuation declines.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2023, and 2022, the total return of each share class did not exceeded the required Hurdle Amount, applied on a pro rated basis as applicable, resulting in no performance component of the advisory fee.

Depreciation and Amortization

The depreciation and amortization on properties decreased in the 2023 period compared to the 2022 period due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. Additionally amortization in 2023 declined significantly from 2022 due to The Glenn, where purchased leases were amortized over an approximate 6-month period which ended in the second quarter of 2022. This resulted in a $2,527 decrease in 2023 compared to the 2022 period. The decrease in amortization in the 2023 period was offset by recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from The Flats at Carrs Hill property ("The Flats at Carrs Hill") for approximately $657, resulting in a net realized gain of $542.

On June 26, 2023, we sold Allied Drive for $41,900, resulting in a net realized gain of $15,426.

On September 6, 2023, we sold Anaheim Hills Office Plaza for $18,000, resulting in a net realized gain of $2,012.

Loss on Extinguishment of Debt

On June 26, 2023, we originated a $25,500 non-recourse loan on The Flats at Carrs Hill for which proceeds were used to fully prepay the existing $14,500 mortgage loan. For this prepayment of the prior loan, we incurred a $131 loss on extinguishment of debt.

Marketable Securities

Historically, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This, along with regular investment activity within the real estate securities portfolio, resulted in a net realized gain of $3,476 for the year ended December 31, 2023.

Due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis. The reduced size of the securities portfolio along with the lower frequency of rebalancing resulted in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, namely CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the performance of the CMBS Trust overall. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the year ended December 31, 2023, the primary contributor to the increase in net assets of the CMBS Trust was an increase in its estimated fair value. Such increase was driven by accretion of the discount on the zero-coupon principal only tranche for an entire year, somewhat offset by the effect of higher interest rates.

Interest Expense

The increase in interest expense for the year ended December 31, 2023 from the 2022 period was primarily due to a higher weighted average interest rate of 6.9% on the Wells Fargo Line of Credit compared to 3.3% for the 2022 period. Our total outstanding loan balances as of December 31, 2023 consisted of 77% fixed rate loans and 23% floating rate loans.

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

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

The discussion of operating results and financial condition comparing the years ended December 31, 2022 and 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 10-K"), starting on page 59.

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The duration of this period of high inflation and when the economy will see a reduction of inflation to historical averages of years prior to 2022 remains subject to countless economic, regulatory and population driven variables.

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

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. We currently have one development project ongoing at Commerce Corner. Such project is subject to a guaranteed maximum price construction contract that eliminates the risk of additional increases in the cost of certain materials and labor. Future significant capital projects may be impacted by increased material and/or labor costs.

NAV and NAV per Share

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

Each class of our common stock has an undivided interest in our assets and liabilities, other than class-specific liabilities. In accordance with the valuation guidelines, BNY Mellon calculates our NAV per share for each class after the end of each business day, using a process that reflects several components, including, but not limited to, (1) estimated values of each of our properties based upon individual appraisal reports provided periodically by our independent valuation advisor and other third-party independent valuation firms, (2) the value of our liquid assets for which third party market quotes are available, (3) estimated values of our other real estate equity securities and non-held-to-maturity real estate loan investments, as provided by independent valuation agents, and (4) estimated accruals and amortizations of our operating revenues and expenses, including our organization and offering expenses. No rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase or redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

At the end of each business day, before taking into consideration additional issuances of shares of capital stock, redemptions or class-specific fee accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV. Changes in our daily NAV will include, without limitation and as applicable, daily accruals and amortizations of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, offering costs and any expense reimbursements. Costs incurred by us under the expense support agreement will be allocated to all classes of shares of our common stock on a pro rata basis as and when such amounts are reimbursed to our advisor. In addition, offering costs associated with all of our offerings (including any private offerings) will be allocated to all classes, on a pro rata basis. The net portfolio income will be calculated and accrued on the basis of data extracted from (1) the monthly budget for each property and at the company level, including organization and offering expenses and certain operating expenses, (2) interest accruals and premium or discount amortization on real estate loans, (3) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our advisor becomes aware of such events and the relevant information is available, (4) material investment acquisitions and dispositions occurring during the month and (5) reports from other vendors impacting our aggregate NAV. Acquisition costs with respect to each acquired property are amortized on a daily basis into our NAV over a five-year period following the acquisition date. Costs of purchasing or originating real estate loan investments will be amortized over the term of the investment. On an ongoing basis, BNY Mellon will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available.

Prior to the initiation of our current follow-on offering period, and prior to initiation of future follow-on offering periods, we have incurred and will incur certain costs in preparation for such follow-on offering periods, which we refer to as prepaid offering costs. Such costs will benefit the entire follow-on offering period to which they relate and as such will be amortized on a straight-line basis over the anticipated follow-on offering period into the NAV for each class of shares beginning upon commencement of each particular follow-on offering. Organization and offering costs incurred during an active follow-on offering period will be deducted from our NAV on an accrual basis as they are incurred. In the event our advisor agrees to pay some or all of our organization and offering costs prior to the commencement of an offering period and agrees to defer reimbursement of such costs, then such costs will be amortized into the daily NAV calculation as such costs are reimbursed to our advisor. We will allocate all of our offering costs to all outstanding shares of all classes on a pro rata basis, each day that we calculate a NAV for a given class of shares. Similarly, any payments made by our dealer manager of reimbursable offering costs in connection with our offerings on our behalf will also be recognized and reflected in our daily NAV for all share classes on a pro rata basis.

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), the deduction of any other liabilities and the allocation of income and expenses, BNY Mellon will incorporate any class-specific adjustments to our NAV, including additional issuances and redemptions of our common stock and accruals of class-specific fees such as distribution fees. Our share classes may have different fee accruals associated with the advisory fee we will pay our advisor because the performance component of our advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, which we refer to as the “distribution adjustment date,” our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.

The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2023:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$481,800	$24.16	$24.32	$24.39	$24.34	$24.18	$24.15	$24.08	$24.36
Investments in real estate equity securities (2)	109	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Real estate loans held in consolidated CMBS Trust, net (3)	33,421	1.68	1.69	1.69	1.69	1.68	1.68	1.67	1.69
Other assets, net (4)	11,290	0.57	0.57	0.57	0.57	0.57	0.57	0.56	0.57
Line of credit (5)	(55,965)	(2.81)	(2.83)	(2.83)	(2.83)	(2.81)	(2.81)	(2.80)	(2.83)
Mortgage loans payable (5)	(189,768)	(9.52)	(9.58)	(9.60)	(9.59)	(9.53)	(9.52)	(9.48)	(9.58)
Other liabilities, net (4)	(8,747)	(0.44)	(0.44)	(0.46)	(0.44)	(0.44)	(0.42)	(0.44)	(0.48)
Net asset value	$272,140	$13.65	$13.74	$13.77	$13.75	$13.66	$13.66	$13.60	$13.74
Note: No Class S shares were outstanding as of December 31, 2023

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of December 31, 2023, the value of our investments in real estate was approximately 7.2% more than their historical cost.
(2)  As of December 31, 2023, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 36.5% more than their historical cost.
(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost. Because we have the intent and ability to hold this investment to maturity, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of December 31, 2023, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 2.7% more than its carry value under GAAP. In the first quarter of 2024, we decided to sell our investments in the interest-only certificates issued by the CMBS Trust. At the time of this decision, the fair value of the interest-only certificates was estimated to be immaterially different than their amortized cost. The interest-only certificates were sold soon thereafter for a small net gain. We continue to have the intent and ability to hold the Class D certificates to maturity.
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

As of December 31, 2023, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of December 31, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	9.80%	8.55%
Retail properties	7.57%	6.54%
Industrial properties	6.98%	5.53%
Residential properties	6.83%	5.33%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of December 31, 2023.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.1)%	(2.0)%
Retail properties	(1.8)%	(2.2)%
Industrial properties	(2.1)%	(3.1)%
Residential properties	(1.9)%	(2.8)%

The calculation of our NAV is intended to be a calculation of fair value of our assets less our outstanding liabilities and may differ from our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below by adjustment, which adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2023.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$139,183	$6.98	$7.03	$7.05	$7.03	$6.99	$6.99	$6.95	$7.03
Plus:
Unrealized gain on real estate investments (1)	32,427	1.63	1.64	1.64	1.64	1.63	1.63	1.62	1.64
Difference in net assets of consolidated CMBS Trust (2)	837	0.04	0.04	0.04	0.04	0.04	0.04	0.04	0.04
Accumulated depreciation (3)	48,990	2.46	2.47	2.48	2.48	2.46	2.46	2.45	2.47
Accumulated amortization (3)	31,881	1.60	1.61	1.61	1.61	1.60	1.60	1.59	1.61
Deferred costs and expenses, net (4)	22,720	1.14	1.15	1.15	1.15	1.14	1.14	1.14	1.15
Less:
Deferred rent receivable (5)	(3,898)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.19)	(0.20)
Net asset value	$272,140	$13.65	$13.74	$13.77	$13.75	$13.66	$13.66	$13.60	$13.74
Note: No Class S shares were outstanding as of December 31, 2023.

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

(4) The deferred costs and expenses of $22,720 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $17,896 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,914 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, such as the wars in Ukraine and the Middle East, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.

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
The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$19,146	$(14,923)	$4,455

Real estate related depreciation	10,844	11,516	7,052
Real estate related amortization	4,200	7,830	6,174
Realized (gain) on sale of real estate	(17,980)	—	—
NAREIT defined FFO	$16,210	$4,423	$17,681

Straight line rents, net	(143)	112	(537)
Amortization of above- and below-market lease intangibles, net	(2,792)	(1,574)	(753)
Amortization of lease incentive	105	106	106
Loss on extinguishment of debt	131	—	—
Net unrealized change in fair value of investment in marketable securities	1,279	9,953	(7,094)
Net unrealized change in the fair value of our investment in CMBS Trust	(1,374)	(312)	—
Amortization of restricted stock awards	63	55	102
Amortization of deferred financing costs	616	277	276
Amortization of discount on note to affiliate	188	181	174
AFFO	$14,283	$13,221	$9,955
We believe that our FFO for the years ended December 31, 2023, 2022 and 2021, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our share redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings or from sales of other investments. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impacts of recent bank failures, rising interest rates and the general view of investors toward commercial real estate. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of December 31, 2023, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $18,166.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we entered into a second amended and restated secured revolving line of credit with Wells Fargo Bank, National Association, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the "Wells Fargo Line of Credit").

On September 1, 2023, we added Commerce Corner to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

On September 7, 2023, a wholly-owned indirect subsidiary of ours entered into a guaranteed maximum price construction contract in connection with the Commerce Expansion. Commerce Corner is a 259,910 rentable square-foot, 100% leased state-of-the-art, multi-tenant warehouse and distribution center which we acquired in 2014. The Commerce Expansion is expected to cost approximately $29 million and construction commenced in the fourth quarter of 2023 with substantial completion expected to be achieved approximately 12 months later. The Commerce Expansion is being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with us to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet once the Commerce Expansion is complete. Performance Food Group has one five-year extension option exercisable at least 180 days prior to the expiration of the 15-year lease.

On December 27, 2023, we entered into a third amendment to the Wells Fargo Line of Credit (the "Third Amendment"). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000 is bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Revolving Commitment and Construction Commitment will both be allocated 70.83% to Wells Fargo and 29.17% to CIBC. Pursuant to the Third Amendment, the Wells Fargo Line of Credit incurs interest based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The term was extended from February 28, 2025 to December 27, 2025. We also continue to serve as guarantor to the Wells Fargo Line of Credit.

For the Revolving Commitment, as of December 31, 2023, the borrowers' maximum borrowing capacity was $47,616, and the borrowers' outstanding balance was $34,624. For the Construction Commitment, as of

December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $21,341.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of December 31, 2023, the weighted average interest rate was 7.58%.

The Wells Fargo Line of Credit has a current maximum capacity of $120,000, and we have the option to expand the Wells Fargo Line of Credit up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being further syndicated.

At any time, the borrowing capacity under the Wells Fargo Line of Credit for the Revolving Commitment is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9.5% (provided, however, that until new lender appraisals were completed in February 2024, the minimum debt yield was 10%) based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Revolving Commitment. Proceeds from the Revolving Commitment can be used to fund acquisitions, redeem shares pursuant to our share redemption plan and for any other corporate purpose. Proceeds from the Construction Commitment can be used only to fund construction activities related to the Commerce Expansion.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, we expect that Commerce Corner will become a borrowing base property. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2023, we were in compliance with all covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2023. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	16,816	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,612	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,768

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2023 are as follows:

Year	Amount
2024	$474
2025	56,458
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$245,733
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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of December 31, 2023, we owed $57 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2023, we raised $453,228 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial public offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF

America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023, our total operating expenses (as defined in our charter) were $5,470, which represented 1.1% of our average invested assets and 15.7% of our net income (both as defined in our charter for this purpose).

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2023 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of December 31, 2023, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2023 to Year ended December 31, 2022

Cash flows provided by operating activities during the years ended December 31, 2023 and 2022 were $9,880 and $6,975, respectively. This increase in cash flow from operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 is primarily due to payment of the performance component of the advisory fee of $6,057 which was earned by our advisor for the year ended December 31, 2021. Excluding this effect, cash flows provided by operating activities was lower for the year ended December 31, 2023 compared to 2022. Such decrease is due in part to higher interest rates on our Wells Fargo Line of Credit and also lower net operating income from our properties stemming from our sale of Allied Drive in June 2023 and Anaheim Hills Office Plaza in September 2023.

Cash flows provided by (used in) investing activities during the years ended December 31, 2023 and 2022 were $81,866 and $(34,149), respectively. During the 2023 period, sales of Allied Drive, Anaheim Hills Office Plaza and a small piece of land at Flats of Carrs Hill generated proceeds of $58,925. During the 2022 period, we purchased our real estate loan investment in the CMBS Trust for $30,944. In 2023, we paid approximately $6,395 on improvements to our real estate investments, primarily for construction of the Commerce Expansion. This compares to paid real estate improvements of $2,264 in the 2022 period. During the 2022 period, we had net investment of approximately $980 into our real estate securities portfolio, compared to net proceeds from sales of approximately $29,091 in the 2023 period as we liquidated most of our real estate securities portfolio in the first quarter of 2023. In connection with our investment in the CMBS Trust, because we are required under GAAP to consolidate the entire trust, we are also required to report certain cash flows of the CMBS Trust on a gross basis even though such cash flows are not actually received by us. Rather, the cash flow of the CMBS Trust is managed by its administrator and the cash flows from the CMBS Trust attributable to the other certificate holders is paid directly to such other holders by the administrator. For the years ended December 31, 2023 and 2022, the gross cash flow to the CMBS Trust in the form of principal payments toward the underlying loans was $245 and $39, respectively.

Cash flows used in financing activities was $91,878 for the year ended December 31, 2023. We received proceeds of $17,724 in our offerings and paid $3,175 in offering costs. Cash distributions to stockholders paid during the year ended December 31, 2023 were $8,185. Of the total distributions declared for the year ended December 31, 2023, $8,948 was reinvested via our distribution reinvestment plan. Additionally, we processed redemptions during the year ended December 31, 2023 that resulted in payments by us of $65,316, after deductions for any applicable 2% short-term trading discounts. We used the proceeds from our offerings and from sales of properties and real estate securities to repay $97,300 against our outstanding balance on the Wells Fargo Line of Credit. We borrowed $68,465 from our Wells Fargo Line of Credit during the year ended December 31, 2023. Additionally, we refinanced one mortgage loan generating proceeds of $25,500 and made principal payments on our mortgage loans of $26,887. In connection with refinancing our Wells Fargo Line of Credit and such mortgage loan, we paid financing costs of $2,459. In connection with our investment in the CMBS Trust, the gross cash flow received by the CMBS Trust was paid to the other certificate holders in the amount of $245.

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

Comparison of Year ended December 31, 2022 to Year ended December 31, 2021

The discussion of liquidity and capital resources comparing the years ended December 31, 2022 and 2021 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2022 10-K, starting on page 71.

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

Our board of directors has authorized and we declared cash distributions to our stockholders with a single record date for each share of our common stock outstanding for each month of 2023. Accordingly, distributions for each month are accrued and thus reduce our NAV by such accrual once per month on the business day after the record date. Stockholders for each share class receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period.

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Year ended December 31, 2023
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554	$0.22490113	$0.22488440
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$1,879	$8,124
Distributions reinvested	2,357	2,227	2,192	2,172	8,948
Distributions declared	$4,486	$4,335	$4,200	$4,051	$17,072

Net Cash Provided by Operating Activities:	$2,182	$5,191	$1,978	$529	$9,880

Funds From Operations:	$8,353	$3,223	$2,110	$2,524	$16,210

Total distributions declared to stockholders for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Distributions:
Distributions paid or payable in cash	$8,124	$8,472	$6,407
Distributions reinvested	8,948	9,563	6,421
Distributions declared	$17,072	$18,035	$12,828

Net Cash Provided by Operating Activities:	$9,880	$6,975	$13,006

Funds From Operations(1):	$16,210	$4,423	$17,681

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations.

For the year ended December 31, 2021, our distributions were covered 100% by cash flow from operations. For the year ended December 31, 2022, we paid our advisor $6,057 for the performance component of the advisory fee that was payable for the year ended December 31, 2021. As a result, for the year ended December 31, 2022, our distributions were covered 38.7% by cash flow from operations and 61.3% by borrowings. For the year ended December 31, 2023, we paid $1,173 in lease commissions for new and renewal leases, which will benefit operating cash flows in future periods but negatively impacted cash flow from operations for the year ended December 31, 2023. This, in combination with higher interest rates on our Wells Fargo Line of Credit, resulted in our distributions for the year ended December 31, 2023 being covered 57.9% by cash flow from operations and 42.1% by borrowings.

We expect that we will continue to pay distributions on a monthly basis. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our line of credit, from the proceeds of our offering or any other source. The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Tax Treatment of 2023 Distributions

The table below summarizes the income tax treatment of distributions paid to stockholders during the year ended December 31, 2023:

Share Class	Net Distribution Per Share	Total Ordinary Dividends		Total Capital Gain Distribution (1)		Non-dividend Distribution		Unrecaptured Section 1250 Gains
Class A	$0.74606	$—	—%	$0.40982	54.9%	$0.33624	45.1%	$0.16365
Class D	0.89949	—	—	0.49410	54.9%	0.40539	45.1%	0.19730
Class I	0.82074	—	—	0.45085	54.9%	0.36990	45.1%	0.18003
Class M-I	0.89949	—	—	0.49410	54.9%	0.40539	45.1%	0.19730
Class N	0.89949	—	—	0.49410	54.9%	0.40539	45.1%	0.19730
Class T	0.75285	—	—	0.41355	54.9%	0.33930	45.1%	0.16514
Class T2	0.77472	—	—	0.42556	54.9%	0.34916	45.1%	0.16993
Class Z	0.89949	—	—	0.49410	54.9%	0.40539	45.1%	0.19730
(1) Distributions include 39.9% of Unrecaptured Section 1250 Gain.

The dollar amount reported on each investor's respective 1099-DIV will depend on the total amount of distributions received throughout the year which can be affected by the share class held and the length of time the shares were owned. The income tax allocation for the distributions above have been calculated using the best available information as of the date of release. Tax treatment of distributions is dependent on a number of factors and there is no guarantee that future distributions will qualify as non-dividend distribution, return of capital or long-term capital gain.

Section 1061 Disclosure

Pursuant to Treas. Reg. §1.1061-6(c), RREEF Property Trust, Inc. is disclosing below two additional amounts related to the capital gain dividends reported in Form 1099-DIV Box 2a, Total Capital Gain Distribution for purposes of section 1061 of the Internal Revenue Code. Section 1061 is generally applicable to direct and indirect holders of "applicable partnership interests."

1.One Year Amounts Disclosure: 0% of the amount reported in Form 1099-DIV, Box 2a, Total Capital Gain Distribution.
2.Three Year Amounts Disclosure: 0% of the amount reported in Form 1099-DIV, Box 2a, Total Capital Gain Distribution.

Please consult your tax advisor with respect to the two additional amounts disclosed herein.

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

Redemptions

For details on our redemptions for the years ended December 31, 2023, 2022 and 2021, please see Note 10—Capitalization to our consolidated financial statements contained within this Annual Report on Form 10-K. Also see Part II, Item 5 “Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Plan.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of December 31, 2023, we had $55,965 outstanding under our Wells Fargo Line of Credit bearing interest at approximately 7.58%, representing approximately 57.3% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $280 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We are exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, geopolitical concerns, war and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2023, we owned $109 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2023 would result in a change of $11 to the unrealized gain on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of December 31, 2023, our net investment in the CMBS Trust was valued at $32,541. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $3,254.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2024 Proxy Statement") relating to our 2024 annual meeting of stockholders (our “2024 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2024.
On February 6, 2024, our board of directors determined to hold the 2024 Annual Meeting on May 7, 2024.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 45 hereof.

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

10.11
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

10.12
Third Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of December 27, 2023, by and among RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, RPT 1109 Commerce Boulevard, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent, , incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2023.

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

10.16
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

10.19
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

10.22
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

10.24
Agreement of Purchase and Sale, dated October 25, 2021, by and between Jones I MNMA, L.L.C. and RREEF America L.L.C., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on February 1, 2022.

10.25
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

10.29
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

Date: March 14, 2024

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

Name	Title	Date

/S/ ANNE-MARIE VANDENBERG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2024
Anne-Marie Vandenberg

/S/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2024
Eric M. Russell

/S/ W. TODD HENDERSON	Chairman of the Board	March 14, 2024
W. Todd Henderson

/S/ DEBORAH H. MCANENY	Independent Director	March 14, 2024
Deborah H. McAneny

/S/ GREGG A. GONSALVES	Independent Director	March 14, 2024
Gregg A. Gonsalves

/S/ CHARLES H. WURTZEBACH	Independent Director	March 14, 2024
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Expected hold period of real estate investments

As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying amount of its real estate investments whenever events or changes in circumstances indicate their carrying amount may not
F - 1

be fully recoverable, such as a reduction in the expected hold period of a real estate investment. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. Investments in real estate assets as of December 31, 2023 were $373.8 million.

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
Chicago, Illinois
March 14, 2024

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Investment in real estate assets, net	$373,806	$420,552
Investment in marketable securities	109	26,987
Real estate loans held in consolidated CMBS Trust, at fair value	1,182,995	1,156,263
Cash and cash equivalents	5,065	5,197
Receivables, net of allowance for doubtful accounts of $92 and $35, respectively	5,250	6,602
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,238	4,239
Deferred leasing costs, net of amortization of $2,087 and $2,037, respectively	2,647	3,325
Prepaid and other assets	2,646	2,324
Total assets	$1,576,756	$1,625,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$54,335	$84,780
Mortgage loans payable, net	188,944	190,433
Bonds payable held in consolidated CMBS Trust, at fair value	1,150,454	1,125,096
Accrued interest payable on bonds held in consolidated CMBS Trust	4,136	4,137
Accounts payable and accrued expenses	5,751	4,798
Due to affiliates	18,321	18,894
Note to affiliate, net of unamortized discount of $274 and $461, respectively	5,109	4,922
Acquired below-market lease intangibles, less accumulated amortization of $10,387 and $7,706, respectively	7,950	10,859
Distributions payable	635	696
Other liabilities	1,938	2,323
Total liabilities	1,437,573	1,446,938
Stockholders' Equity:
Class A common stock, 4,244,611 and 4,345,525 issued and outstanding, respectively	42	43
Class D common stock, 2,580,099 and 3,226,181 issued and outstanding, respectively	26	32
Class I common stock, 11,132,527 and 12,939,113 issued and outstanding, respectively	111	129
Class M-I common stock, 489,010 and 360,762 issued and outstanding, respectively	5	4
Class N common stock, 577,098 and 659,082 issued and outstanding, respectively	6	7
Class T common stock, 101,743 and 351,926 issued and outstanding, respectively	1	4
Class T2 common stock, 643,843 and 475,565 issued and outstanding, respectively	6	5
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	236,592	278,007
Deficit	(97,607)	(99,681)
Total stockholders' equity	139,183	178,551
Total liabilities and stockholders' equity	$1,576,756	$1,625,489
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Property related income	$41,904	$41,374	$33,569
Investment income on marketable securities	46	1,112	693
Total revenues	41,950	42,486	34,262
Expenses
General and administrative expenses	2,400	2,452	1,976
Property operating expenses	12,728	12,231	9,552
Advisory fees	3,099	3,746	8,672
Depreciation	10,844	11,516	7,052
Amortization	4,200	7,830	6,174
Total operating expenses	33,271	37,775	33,426
Net realized gain upon sale of real estate	17,980	—	—
Net realized gain (loss) upon sale of marketable securities	3,476	(794)	3,179
Loss on extinguishment of debt	(131)	—	—
Net unrealized change in fair value of investment in marketable securities	(1,279)	(9,953)	7,094
Change in net assets of consolidated CMBS Trust	2,598	529	—
Operating income (loss)	31,323	(5,507)	11,109
Interest expense	(12,177)	(9,416)	(6,654)
Net income (loss)	$19,146	$(14,923)	$4,455

Basic and diluted net income (loss) per share of Class A common stock	$0.92	$(0.69)	$0.27
Basic and diluted net income (loss) per share of Class I common stock	$0.92	$(0.69)	$0.26
Basic and diluted net income (loss) per share of Class T common stock	$0.92	$(0.69)	$0.26
Basic and diluted net income (loss) per share of Class D common stock	$0.92	$(0.69)	$0.25
Basic and diluted net income (loss) per share of Class N common stock	$0.92	$(0.69)	$0.27
Basic and diluted net income (loss) per share of Class M-I common stock	$0.92	$(0.69)	$0.11
Basic and diluted net income (loss) per share of Class T2 common stock	$0.92	$(0.69)	$0.09
Basic and diluted net income (loss) per share of Class Z common stock	$0.92	$(0.69)	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2020	—	$—	15,182,231	$152	$171,161	$(58,350)	$112,963
Issuance of common stock	—	—	4,791,861	48	74,110	—	74,158
Issuance of common stock through the distribution reinvestment plan	—	—	415,624	4	6,417	—	6,421
Redemption of common stock	—	—	(560,382)	(5)	(8,470)	—	(8,475)
Distributions to investors	—	—	—	—	—	(12,828)	(12,828)
Other offering costs	—	—	—	—	(5,045)	—	(5,045)
Equity based compensation	—	—	7,089	—	102	—	102
Net income	—	—	—	—	—	4,455	4,455
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	3,735,293	37	64,647	—	64,684
Issuance of common stock through the distribution reinvestment plan	—	—	556,592	5	9,558	—	9,563
Redemption of common stock	—	—	(1,698,605)	(16)	(29,157)	—	(29,173)
Distributions to investors	—	—	—	—	—	(18,035)	(18,035)
Other offering costs	—	—	—	—	(5,371)	—	(5,371)
Equity based compensation	—	—	3,451	—	55	—	55
Net loss	—	—	—	—	—	(14,923)	(14,923)
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	1,139,674	11	17,537	—	17,548
Issuance of common stock through the distribution reinvestment plan	—	—	611,422	6	8,942	—	8,948
Redemption of common stock	—	—	(4,344,396)	(44)	(65,068)	—	(65,112)
Distributions to investors	—	—	—	—	—	(17,072)	(17,072)
Other offering costs	—	—	—	—	(2,889)	—	(2,889)
Equity based compensation	—	—	4,077	—	63	—	63
Net income	—	—	—	—	—	19,146	19,146
Balance, December 31, 2023	—	$—	19,843,931	$198	$236,592	$(97,607)	$139,183
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,146	$(14,923)	$4,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,844	11,516	7,052
Net realized gain from sale of real estate assets	(17,980)	—	—
Net realized (gain) loss upon sale of marketable securities	(3,476)	794	(3,179)
Net unrealized (gain) loss on investments held at fair value	(95)	9,641	(7,094)
Loss on extinguishment of debt	131	—	—
Share based incentive compensation	63	55	102
Amortization of intangible lease assets and liabilities	1,511	6,362	5,526
Amortization of deferred financing costs	616	278	275
Straight line rent	(143)	112	(537)
Amortization of discount on note to affiliate	188	181	174
Changes in assets and liabilities:
Receivables, net	699	(522)	(281)
Accrued interest receivable net of accrued interest payable, CMBS Trust	—	(13)	—
Deferred leasing costs	(1,173)	(365)	(400)
Prepaid and other assets	(648)	(316)	(77)
Accounts payable and accrued expenses	292	272	720
Other liabilities	2	(97)	114
Due to affiliates	(97)	(6,000)	6,156
Net cash provided by operating activities	9,880	6,975	13,006
Cash flows from investing activities:
Proceeds from sale of real estate assets	58,925	—	—
Investment in real estate and related assets	—	—	(127,909)
Improvements to real estate assets	(6,395)	(2,264)	(1,387)
Investment in marketable securities	(1,520)	(33,529)	(26,403)
Proceeds from sale of marketable securities	30,611	32,549	20,230
Purchase of investment in CMBS Trust	—	(30,944)	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	245	39	—
Net cash provided by (used in) investing activities	81,866	(34,149)	(135,469)
Cash flows from financing activities:
Proceeds from line of credit	68,465	49,000	59,500
Repayment of line of credit	(97,300)	(46,500)	(55,700)
Proceeds from mortgage loans payable	25,500	—	66,000
Repayment of mortgage loans payable	(26,887)	(718)	(503)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(245)	(39)	—
Proceeds from issuance of common stock	17,724	64,657	74,094
Payment of financing costs	(2,459)	—	(438)
Payment of offering costs	(3,175)	(3,788)	(2,731)
Distributions to investors	(8,185)	(8,403)	(6,221)
Redemption of common stock	(65,316)	(28,969)	(8,540)
Net cash (used in) provided by financing activities	(91,878)	25,240	125,461
Net (decrease) increase in cash and cash equivalents	(132)	(1,934)	2,998
Cash and cash equivalents beginning of period	5,197	7,131	4,133
Cash and cash equivalents end of period	$5,065	$5,197	$7,131

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2023	2022	2021
Distributions declared and unpaid	$635	$696	$627
Common stock issued through the distribution reinvestment plan	8,948	9,563	6,421
Purchases of marketable securities not yet paid	—	79	97
Proceeds from sale of marketable securities not yet received	—	95	42
Proceeds from issuance of common stock not yet received	17	175	149
Redemption of common stock not yet paid	—	204	—
Accrued offering costs not yet paid	682	3,509	3,767
Capital expenditures not yet paid	2,244	375	330
Supplemental Cash Flow Disclosures:
Interest paid	$11,326	$8,600	$5,964
In connection with the purchase of investments in real estate and related assets, the Company also assumed certain non-real estate assets and liabilities:
Purchase price	$—	$—	$128,639
Prepaid and other assets acquired	—	—	70
Other liabilities assumed	—	—	(800)
Investment in real estate and related assets	$—	$—	$127,909
In connection with the investment in CMBS Trust and its consolidation, certain other assets and liabilities were assumed:
Real estate loans held in consolidated CMBS Trust, at fair value	$—	$1,157,636	$—
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	—	4,365	—
Bonds payable held in consolidated CMBS Trust, at fair value	—	(1,126,781)	—
Accrued interest payable on bonds held in consolidated CMBS Trust	—	(4,276)	—
Purchase of investment in CMBS Trust	$—	$30,944	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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

On August 10, 2023, the Company commenced its fourth public offering which is currently ongoing (the “Fourth Public Offering”). In the Fourth Public Offering, the Company is offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares (also see Note 10). .

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

Shares of the Company’s common stock are sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, Class S, Class T2 and Class D shares only, applicable selling commissions. Each class of shares has a different NAV per share because of certain class-specific fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day.
The Company's NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2 and Class N Shares is posted to the Company's website at www.rreefpropertytrust.com after the stock market close each business

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2023.

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
December 31, 2023
(in thousands, except share and per share data)

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of December 31, 2023 and 2022, none of the Company's real estate investments were impaired.
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
December 31, 2023
(in thousands, except share and per share data)

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
December 31, 2023
(in thousands, except share and per share data)

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if an entity has determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of December 31, 2023, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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
December 31, 2023
(in thousands, except share and per share data)

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2023 and 2022 the Company has accrued $17,896 and $18,307, respectively, in Trailing Fees to be payable in the future which was included in due to affiliates on the consolidated balance sheet.
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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2023, 2022 and 2021, the Company has no liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 14.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

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
Risks and Uncertainties
As of December 31, 2023 and 2022, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and Gaza, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raised, and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 8 and 10.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, (Topic 848), which provides temporary optional expedients and exceptions to the application of GAAP to modifications of certain contracts (generally, receivables, debt obligations and leases) and hedging relationships to ease the financial burdens of the expected market transitions from the London Inter-bank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and can be applied through December 31, 2022 to certain contract modifications as well as qualifying existing and new hedge relationships. On January 27, 2023, the Company amended and restated its line of credit with Wells Fargo Bank which, among other changes, extended the maturity date and changed the interest rate index from LIBOR to the secured overnight financing rate ("SOFR"). In connection therewith, the Company did not elect to apply any of the optional expedients of ASU 2020-04 and entering into the amended and restated line of credit with Wells Fargo Bank did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for annual reports with fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the provisions of ASU 2023-07, but does not believe the adoption will have a material impact on the Company's consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$109	$—	$—	$109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995	—	1,182,995
Total	$109	$1,182,995	$—	$1,183,104

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,150,454	$—	$1,150,454

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$26,987	$—	$—	$26,987
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,156,263	—	1,156,263
Total	$26,987	$1,156,263	$—	$1,183,250

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,125,096	$—	$1,125,096
The fair value of the Company's line of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2023 and 2022 approximated its fair value of $55,965 and $84,800, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $179,072 and $179,710 as of December 31, 2023 and 2022, respectively. If the valuation of the Company's properties as of December 31, 2023 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,300 and $4,380 as of December 31, 2023 and 2022, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2023 and 2022.

				Range
	Fair Value at December 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$55,965	Discounted cash flow	Loan to value	33.1%	41.9%	38.0%
			Market interest rate	7.58%	7.58%	7.58%
Mortgage Loans Payable	179,072	Discounted cash flow	Loan to value	50.9%	60.4%	57.6%
			Market interest rate	5.95%	6.92%	6.40%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%

				Range
	Fair Value at December 31, 2022	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$84,800	Discounted cash flow	Loan to value	51.8%	51.9%	51.9%
			Market interest rate	5.96%	5.96%	5.96%
Mortgage Loans Payable	179,710	Discounted cash flow	Loan to value	21.8%	55.0%	45.3%
			Market interest rate	3.41%	6.40%	5.96%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.50%	6.50%	6.50%
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	December 31,
	2023	2022
Land	$123,079	$135,169
Buildings and improvements, less accumulated depreciation of $46,555 and $45,734, respectively	233,789	259,429
Furniture, fixtures and equipment, less accumulated depreciation of $2,434 and $1,665, respectively	2,046	2,443
Acquired intangible lease assets, less accumulated amortization of $40,181 and $43,476, respectively	14,892	23,511
Investment in real estate assets, net	$373,806	$420,552
The Company acquired no real estate properties during the years ended December 31, 2023 and 2022 and one real estate property during the year ended December 31, 2021.
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

The Company’s estimated revenues and net loss, on a pro forma basis, as if The Glenn acquisition was completed on January 1, 2020, are as follows (unaudited):

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Year Ended December 31, 2021
Revenues	$40,745
Net income (loss)	1,033
Basic and diluted net income (loss) per share of Class A common stock	$0.07
Basic and diluted net income (loss) per share of Class I common stock	$0.06
Basic and diluted net income (loss) per share of Class T common stock	$0.06
Basic and diluted net income (loss) per share of Class D common stock	$0.05
Basic and diluted net income (loss) per share of Class N common stock	$0.07
Basic and diluted net loss per share of Class M-I common stock*	$(0.09)
Basic and diluted net loss per share of Class T2 common stock*	$(0.11)
Basic and diluted net income per share of Class Z common stock*	$0.42

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

On September 6, 2023, the Company sold a 73,892 rentable square-foot Class A suburban office building located in Anaheim, California ("Anaheim Hills Office Plaza"). Anaheim Hills Office Plaza was sold to an entity which is not affiliated with the Company, the Advisor, or any of its affiliates, for $18,000. The Anaheim Hills Office Plaza sale resulted in a net realized gain of $2,012 The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2023 is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2024	$1,482	$12	$(466)
2025	1,459	12	(466)
2026	1,402	12	(466)
2027	1,220	12	(465)
2028	984	10	(450)
Thereafter	8,287	—	(5,637)
Total	$14,834	$58	$(7,950)

Weighted average remaining amortization period (in years)	10.3	4.8	18.8

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2023, the Company owned 13 properties with a total of 49 commercial leases. As of December 31, 2022 and 2021, the Company owned 15 properties with a total of 59 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2023, 2022 and 2021 is comprised of the following:

	2023	2022	2021
Lease revenue¹	$39,074	$40,018	$32,385
Straight-line revenue	143	(112)	537
Above- and below-market lease amortization, net	2,792	1,574	753
Lease incentive amortization	(105)	(106)	(106)
Property related income	$41,904	$41,374	$33,569
[1]Lease revenue includes $5,013, $5,242 and $5,062 of variable income from tenant reimbursements for the years ended December 31, 2023, 2022 and 2021, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of December 31, 2023 are as follows:

Year ended December 31,	Future Minimum Rent
2024	$19,357
2025	16,803
2026	14,859
2027	11,775
2028	9,184
Thereafter	14,430
$86,408

The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $12,089 of lease revenue for the year ended December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2023, 2022 and 2021 are shown below.

	Percent of property related income
Property	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
The Glenn, Centennial, CO	19.0%	17.8%	—%
Providence Square, Marietta, GA	11.3	11.1	13.5
Seattle East Industrial, Redmond, WA	10.4	10.5	12.9
The Flats at Carrs Hill, Athens, GA	9.9	9.3	10.9
Total	50.6%	48.7%	37.3%

	Percent of property related income
Tenant	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
FedEx Ground - Seattle East Industrial	10.4%	10.5%	12.9%
Total	10.4%	10.5%	12.9%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2023, 2022 and 2021 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2023	December 31, 2022	December 31, 2021
FedEx Ground - Seattle East Industrial	13.3%	11.1%	11.8%
Northrop Grumman Systems Corporation - Loudoun Gateway	10.3	9.1	9.3
Total	23.6%	20.2%	21.1%

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2023 and 2022, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2023	December 31, 2022
Marketable securities—cost	$80	$25,679
Unrealized gains	29	2,556
Unrealized losses	—	(1,248)
Net unrealized gain	29	1,308
Marketable securities—fair value	$109	$26,987

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2023, marketable securities sold generated proceeds of $30,516 resulting in gross realized gains of $4,499 and gross realized losses of $1,023. During the year ended December 31, 2022, marketable securities sold generated proceeds of $32,604 resulting in gross realized gains of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

$2,984 and gross realized losses of $3,778. During the year ended December 31, 2021, marketable securities sold generated proceeds of $20,185 resulting in gross realized gains of $3,403 and gross realized losses of $224.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,224,000 of outstanding principal balance as of December 31, 2023. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
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
The following table presents the Company's net investment in the CMBS Trust.

	December 31, 2023	December 31, 2022
Real estate loans held in consolidated CMBS Trust, at fair value	$1,182,995	$1,156,263
Bonds payable held in consolidated CMBS Trust, at fair value	1,150,454	1,125,096
Net investment in CMBS Trust, at fair value	$32,541	$31,167

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

On January 27, 2023, the Former Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the "Wells Fargo Line of Credit”).The Wells Fargo Line of Credit had an initial maximum capacity of $100,000 and is expandable by the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with an initial spread of 200 or 225 basis points depending on the debt yield as defined in the agreement.

On September 1, 2023, the Company added its Commerce Corner property ("Commerce Corner") to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

On September 7, 2023, RPT 1109 Commerce Corner, LLC ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand the Company's property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner is a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion is expected to cost approximately $29,000 and construction commenced in October 2023. The Commerce Expansion is being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet once the Commerce Expansion is complete.

On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000 is bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Revolving Commitment and Construction Commitment will both be allocated 70.83% to Wells Fargo and 29.17% to CIBC. Pursuant to the Third Amendment, the Wells Fargo Line of Credit incurs interest based on the 30-day average of the SOFR plus a spread of 225 basis points. The term was extended from February 28, 2025 to December 27, 2025. The Company continues to serve as guarantor to the Wells Fargo Line of Credit.

For the Revolving Commitment, as of December 31, 2023, the borrowers' maximum borrowing capacity was $47,616 and the borrowers' outstanding balance was $34,624. For the Construction Commitment, as of December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $21,341.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of December 31, 2023, the weighted average interest rate was 7.58%.

At any time, the borrowing capacity under the Wells Fargo Line of Credit for the Revolving Commitment is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9.5% (provided, however, that until new lender appraisals were completed in February 2024, the minimum debt yield was 10%) based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revolving Commitment. Proceeds from the Revolving Commitment can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. Proceeds from the Construction Commitment can be used only to fund construction activities related to the Commerce Expansion.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, Commerce Corner will become a borrowing base property. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of December 31, 2023.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2023 and 2022:

	Balance at
Lender	December 31, 2023	December 31, 2022
Wells Fargo	$55,965	$84,800
Deduct: Deferred financing costs, less accumulated amortization	(1,630)	(20)
Line of credit, net	$54,335	$84,780

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

The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2023 and 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	December 31, 2023	December 31, 2022	Interest Rate	Maturity Date
Talcott Resolution Life Insurance Company	Commerce Corner	$—	$11,933	3.41%	Fully repaid September 2023
State Farm Life Insurance Company	Elston Plaza	16,816	17,149	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,612	6,733	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	14,500	5.51	July 1, 2030
		$189,768	$191,155
Deduct: Deferred financing costs, less accumulated amortization		(824)	(722)
Mortgage loans payable, net		$188,944	$190,433

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2023 are as follows:

Year	Amount
2024	$474
2025	56,458
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$245,733

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
December 31, 2023
(in thousands, except share and per share data)

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
The fixed component earned by RREEF America and the performance component recognized by the Company are shown below.

	Year Ended December 31,
	2023	2022	2021
Fixed component	$3,099	$3,746	$2,615
Performance component	—	—	6,057
	$3,099	$3,746	$8,672

Expense Reimbursements

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

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
For the years ended December 31, 2023 and 2022, RREEF America incurred $244 and $298 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2023 and 2022, the Company had a payable to RREEF America of $57 and $70, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2023. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the years ended December 31, 2023,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

2022 and 2021, the Company amortized $188, $181 and $174 respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as amended, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Fourth Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of December 31, 2023 and 2022, the Company has accrued $129 and $171, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,896 and $18,307, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2023 and 2022, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $130 and $403, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, certain legal fees of the Dealer Manager and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2023 and 2022, the Dealer Manager incurred $11 and $101, respectively, of such costs. As of December 31, 2023 and 2022, the Company had payable to the Dealer Manager zero and $22, respectively, of such cost which were included in Due to Affiliates on the consolidated balance sheets.
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
During the Initial Public Offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2023, estimated Trailing Fees payable in the future of $1,961.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

During the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2023, estimated accrued Trailing Fees payable in the future of $6,204.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including as of December 31, 2023, estimated accrued Trailing Fees payable in the future of $9,486.
For the Fourth Public Offering, as of December 31, 2023, the Company raised $5,680 in gross proceeds and incurred $542 in organization and offering costs, including as of December 31, 2023, estimated accrued Trailing Fees payable in the future of $245.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2023, total operating expenses of the Company were $5,470, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2022, total operating expenses of the Company were $6,011, which did not exceed the 2%/25% Guidelines. Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance component of the advisory fee, the Company's independent directors determined that the excess expenses were justified.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2023 and 2022, the Company owed its affiliates the following amounts:

	December 31, 2023	December 31, 2022
Reimbursable under the Advisory Agreement	$57	$70
Reimbursable under the Dealer Manager Agreement	—	22
Advisory fees	239	324
Accrued Trailing Fees	18,025	18,478
Due to affiliates	$18,321	$18,894

Note to Affiliate	$5,383	$5,383
Unamortized discount	(274)	(461)
Note to Affiliate, net of unamortized discount	$5,109	$4,922

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

NOTE 10 — CAPITALIZATION

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fess of 1.0% of NAV paid on a trailing basis for approximately three years from the the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such public offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the year ended December 31, 2023, 235,145 Class T Shares were converted to 236,883 Class N Shares. For the year ended December 31, 2022, 422,975 Class T Shares were converted to 422,867 Class N Shares. For the year ended December 31, 2021, 255,852 Class T Shares were converted to 255,700 Class N Shares.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Stock Issuance

During the years ended December 31, 2023, 2022 and 2021, the Company issued common stock, excluding shares issued in the distribution reinvestment plan and Compensation Plan (defined below), as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	70,103	$1,095	444,849	$7,752	451,178	$7,090
Class D Shares	222,400	3,628	1,141,471	19,715	2,129,740	32,781
Class I Shares	502,534	7,529	1,596,892	27,507	1,867,534	28,811
Class M-I Shares	140,806	2,076	132,356	2,280	151,387	2,409
Class N Shares converted from Class T Shares, net	1,738	—	(108)	—	(152)	—
Class T Shares	2,879	45	41,943	752	87,285	1,372
Class T2 Shares	199,214	3,175	377,890	6,678	104,889	1,695
Total	1,139,674	$17,548	3,735,293	$64,684	4,791,861	$74,158

There were no Class S Shares issued as of December 31, 2023.

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
December 31, 2023
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

During the years ended December 31, 2023, 2022 and 2021, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2023	Shares	Weighted Average Share Price	Amount
Class A	299,558	$15.33	$4,594
Class I	2,672,067	14.87	39,727
Class T	20,161	15.79	317
Class D	968,053	15.18	14,698
Class N	333,076	15.13	5,038
Class M-I	40,108	14.13	567
Class T2	11,373	15.03	171

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Year Ended December 31, 2022	Shares	Weighted Average Share Price	Amount
Class A	249,326	$17.14	$4,263
Class I	1,162,582	17.19	19,957
Class T	45,392	17.34	786
Class D	183,675	17.32	3,175
Class N	42,658	17.27	737
Class M-I	—	—	—
Class T2	14,972	17.33	255

Year Ended December 31, 2021	Shares	Weighted Average Share Price	Amount
Class A	76,130	$14.82	$1,129
Class I	417,883	15.10	6,308
Class T	36,785	16.13	593
Class D	15,038	15.76	232
Class N	14,546	14.65	213
Class M-I	—	—	—
Class T2	—	—	—

The Company's board of directors has the discretion to suspend or modify the share redemption plan at any time, including in circumstances where it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend any ongoing public or private offering, including the share redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the share redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. On December 9, 2022, the Company's board of directors modified the Company’s share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of the Company’s combined net asset value as of September 30, 2022, thereby eliminating the portion of available redemption capacity carried over from the three months ended September 30, 2022. On December 19, 2022, total redemptions received by the Company for the three months ended December 31, 2022 reached the limit for the quarter and the Company did not accept any redemption requests for the remainder of December 2022. On January 1, 2023, the Company began accepting redemption requests on a first-come, first-served basis. As of February 23, 2023, the Company had received share redemption requests for the three months ended March 31, 2023 in excess of the limit of 5% of its combined NAV as of December 31, 2022. On April 1, 2023, the Company began accepting share redemption requests for the three months ended June 30, 2023, in accordance with its share redemption plan. As of April 25, 2023, the Company had received share redemption requests for the three months ended June 30, 2023 in excess of the limit of 5% of its combined NAV as of March 31, 2023. On July 1, 2023, the Company began accepting share redemption requests for the three months ended September 30, 2023, in accordance with its share redemption plan. As of July 24, 2023, the Company had received share redemption requests for the three months ended September 30, 2023 in excess of the limit of 5% of its combined NAV as of June 30, 2023. On October 1, 2023, the Company began accepting share redemption requests for the three months ended December 31, 2023, in accordance with its share redemption plan. As of October 9, 2023, the Company had received share redemption requests for the three months ended December

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

31, 2023 in excess of the limit of 5% of its combined NAV as of September 30, 2023. On January 1, 2024, the Company began accepting share redemption requests for the three months ended March 31, 2024, in accordance with its share redemption plan. Also see Note 17.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares*	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,869	$17.40	7,018	$14.48	12,106	$14.32
Changes during the period:
Granted	5,034	14.90	2,443	17.41	2,025	14.82
Vested	(1,869)	17.40	(7,592)	14.70	(7,113)	14.31
Forfeited	—	—	—	—	—	—
Outstanding, end of period	5,034	14.90	1,869	$17.40	7,018	14.48

Amount included in general and administrative expenses	$63		$55		$102
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

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Initial Stock Awards and the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2023, 2022 and 2021. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Year Ended December 31, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

Denominator - weighted average number of common shares outstanding	4,246,287	11,913,698	145,425	2,801,141	644,502	431,114	601,718	75,000
Basic and diluted net income per share:	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92
	Year Ended December 31, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)
Denominator - weighted average number of common shares outstanding	4,280,032	13,068,182	532,372	2,816,313	504,352	227,586	269,524	75,000
Basic and diluted net loss per share:	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)	$(0.69)
	Year Ended December 31, 2021
	Class A	Class I	Class T	Class D	Class N	Class M-I*	Class T2*	Class Z**
Basic and diluted net income per share:
Allocation of net income before performance fee	$2,335	$6,924	$591	$573	$46	$23	$19	$1
Allocation of performance fees	(1,316)	(4,010)	(339)	(331)	(26)	(19)	(16)	—
Total Numerator	$1,019	$2,914	$252	$242	$20	$4	$3	$1
Denominator - weighted average number of common shares outstanding	3,791,022	11,238,373	959,664	929,637	74,848	37,050	30,536	822
Basic and diluted net income per share:	$0.27	$0.26	$0.26	$0.25	$0.27	$0.11	$0.09	$0.62
*Class M-I and T2 Shares were initially issued in May 2021.
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
December 31, 2023
(in thousands, except share and per share data)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477276	$0.22490554	$0.22490113	$0.22488440
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$1,879	$8,124
Distributions reinvested	2,357	2,227	2,192	2,172	8,948
Distributions declared	$4,486	$4,335	$4,200	$4,051	$17,072
Class A Shares issued upon reinvestment	31,585	34,718	35,937	36,544	138,784
Class I Shares issued upon reinvestment	78,943	83,047	80,733	77,807	320,530
Class T Shares issued upon reinvestment	836	459	467	482	2,244
Class D Shares issued upon reinvestment	28,498	21,117	21,527	24,352	95,494
Class N Shares issued upon reinvestment	3,849	4,726	4,736	4,776	18,087
Class M-I Shares issued upon reinvestment	3,099	3,644	4,988	5,621	17,352
Class T2 Shares issued upon reinvestment	4,350	4,653	4,896	5,032	18,931

	Three Months Ended				Total
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Class A	$783	$799	$797	$796	$3,175
Class I	2,575	2,491	2,420	2,282	9,768
Class T	40	28	20	20	108
Class D	725	633	586	577	2,521
Class N	153	155	130	129	567
Class M-I	86	93	107	106	392
Class T2	107	119	123	124	473
Class Z	17	17	17	17	68
Distributions declared	$4,486	$4,335	$4,200	$4,051	$17,072

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Declared distribution rate, before adjustment for class-specific fees	$0.17734500	$0.18231880	$0.19181264	$0.19804288
Distributions paid or payable in cash	$1,337	$1,526	$1,703	$1,841	$6,407
Distributions reinvested	1,374	1,429	1,668	1,950	6,421
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
Class A Shares issued upon reinvestment	23,374	23,507	25,173	25,992	98,046
Class I Shares issued upon reinvestment	66,027	66,872	71,425	72,519	276,843
Class T Shares issued upon reinvestment	3,832	3,377	3,352	3,138	13,699
Class D Shares issued upon reinvestment	643	370	6,105	15,323	22,441
Class N Shares issued upon reinvestment	476	627	798	951	2,852
Class M-I Shares issued upon reinvestment*	—	205	414	578	1,197
Class T2 Shares issued upon reinvestment*	—	2	142	402	546
Class Z Shares issued upon reinvestment**	—	—	—	—	—
*Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

	Three Months Ended				Total
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Class A	$601	$617	$672	$728	$2,618
Class I	1,933	2,031	2,242	2,409	8,615
Class T	159	163	172	171	665
Class D	9	127	253	423	812
Class N	9	13	16	25	63
Class M-I*	—	4	10	18	32
Class T2*	—	—	6	16	22
Class Z**	—	—	—	1	1
Distributions declared	$2,711	$2,955	$3,371	$3,791	$12,828
* Class M-I and Class T2 Shares were initially issued in May 2021.
**Class Z Shares were first converted from Class I Shares in December 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

NOTE 13 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2023, 2022 and 2021:

Characterization	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Ordinary income	—%	14.6244%	8.8961%
Capital gain distribution	54.9313	—	9.2010
Nondividend distributions (return of capital)	45.0687	85.3756	81.9029
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $30, $25 and $25 for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 14 — SEGMENT INFORMATION

For the years ended December 31, 2023 and 2022, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. For the year ended December 31, 2021, the Company had two segments with reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of December 31, 2023 and 2022, and net income (loss) for the years ended December 31, 2023, 2022 and 2021.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of December 31, 2023	$373,806	$109	$1,182,995	$1,556,910
Receivables	5,210	—	4,238	9,448
Deferred leasing costs	2,647	—	—	2,647
Prepaid and other assets	1,393	—	—	1,393
Subtotal	$383,056	$109	$1,187,233	$1,570,398

Reconciliation to total assets of December 31, 2023
Carrying value per reportable segments				$1,570,398
Other assets				6,358
Total assets				$1,576,756

Carrying value as of December 31, 2022	$420,552	$26,987	$1,156,263	$1,603,802
Receivables	6,185	211	4,239	10,635
Deferred leasing cost	3,325	—	—	3,325
Prepaid and other assets	920	—	—	920
Subtotal	$430,982	$27,198	$1,160,502	$1,618,682

Reconciliation to total assets of December 31, 2022
Carrying value per reportable segments				$1,618,682
Other assets				6,807
Total assets				$1,625,489

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Year Ended December 31, 2023
Property related income	$41,904	$—	$—	$41,904
Investment income on marketable securities	—	46	—	46
Total revenues	41,904	46	—	41,950
Segment operating expenses	(12,728)	(27)	—	(12,755)
Net realized gain on sale of real estate	17,980	—	—	17,980
Net realized gain upon sale of marketable securities	—	3,476	—	3,476
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,279)	—	(1,279)
Change in net assets of consolidated CMBS trust	—	—	2,598	2,598
Operating income - segments	$47,025	$2,216	$2,598	$51,839

Year Ended December 31, 2022
Property related income	$41,374	$—	$—	$41,374
Investment income on marketable securities	—	1,112	—	1,112
Total revenues	41,374	1,112	—	42,486
Segment operating expenses	(12,231)	(33)	(285)	(12,549)
Net realized loss upon sale of marketable securities	—	(794)	—	(794)
Net unrealized change in fair value of investment in marketable securities	—	(9,953)	—	(9,953)
Change in net assets of consolidated CMBS trust	—	—	529	529
Operating income (loss)- segments	$29,143	$(9,668)	$244	$19,719

Year Ended December 31, 2021
Property related income	$33,569	$—	$—	$33,569
Investment income on marketable securities	—	693	—	693
Total revenues	33,569	693	—	34,262
Segment operating expenses	(9,552)	(33)	—	(9,585)
Net realized gain upon sale of marketable securities	—	3,179	—	3,179
Net unrealized change in fair value of investment in marketable securities	—	7,094	—	7,094
Operating income - segments	$24,017	$10,933	$—	$34,950

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net income (loss)	2023	2022	2021
Operating income - segments	$51,839	$19,719	$34,950
General and administrative expenses	(2,373)	(2,134)	(1,943)
Advisory expenses	(3,099)	(3,746)	(8,672)
Depreciation	(10,844)	(11,516)	(7,052)
Amortization	(4,200)	(7,830)	(6,174)
Operating income (loss)	31,323	(5,507)	11,109
Interest expense	(12,177)	(9,416)	(6,654)
Net income (loss)	$19,146	$(14,923)	$4,455

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

NOTE 17 — SUBSEQUENT EVENTS

As of January 4, 2024, the Company had received share redemption requests during the quarter ending March 31, 2024 in excess of the limit of 5% of the Company’s combined net asset value (“NAV”) as of December 31, 2023. Pursuant to the terms of the Company’s share redemption plan (the “Share Redemption Plan”), all redemption requests received during the quarter prior to January 4, 2024 were satisfied for 100% of the requested amount on a first-come, first-served basis. Redemption requests received on January 4, 2024 were satisfied on a pro rata basis at 84.45% of the requested amount without regard to share class such that aggregate redemptions during the quarter ending March 31, 2024 did not exceed the limit of 5% of the Company’s combined NAV as of December 31, 2023. The Company will no longer accept additional redemption requests until April 1, 2024. All unsatisfied redemption requests received during the quarter ending March 31, 2024 must be resubmitted on or after April 1, 2024 to be accepted.

Pursuant to the Company's Share Redemption Plan and as described in its prospectus, as the quarterly redemption volume limitation was reached on the third business day of the quarter ending March 31, 2024, redemption requests during the quarter ending June 30, 2024 will be satisfied on a stockholder by stockholder basis, which is referred to as the per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of the Company's stockholders would be allowed to request redemption at any time

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2023
(in thousands, except share and per share data)

during the quarter ending June 30, 2024 of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of March 31, 2024.

In February and March 2024, the Company sold its investments in the interest-only certificates issued by the CMBS Trust for approximately $7,588, excluding accrued interest. The Company continues to hold all of the Class D certificates. The sale of the interest-only certificates does not affect the Company's determination that the CMBS Trust is a VIE for which the Company is the primary beneficiary, and therefore the Company will continue to consolidate the entire CMBS Trust and carry the CMBS Trust's assets and liabilities at fair value on the Company's consolidated balance sheets.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2023 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(E)	$—	$2,311	$10,989	$—	$13,300	$(6,176)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(H)	6,612	3,713	9,015	285	13,013	(3,119)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(E)	21,341	3,397	16,353	8,554	28,304	(5,627)	1998	4/11/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	8,081	10,628	11,222	—	21,850	(1,706)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(G)	25,500	3,057	23,856	1,623	28,536	(10,238)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	7,998	2,042	19,908	6	21,956	(13,638)	1998	12/21/2015	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	12,015	6,054	7,006	543	13,603	(3,885)	1974	7/17/2018	5 - 40
Hialeah I, Miami, FL, Industrial	(E)	3,265	1,642	2,749	225	4,616	(1,103)	1962	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	3,265	1,725	1,666	784	4,175	(996)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(I)	16,815	17,767	11,028	27	28,822	(3,345)	1983	12/31/2018	5 - 40
Providence Square, Marietta, GA, Retail	(J)	29,700	9,742	45,319	386	55,447	(10,377)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(K)	45,140	50,691	30,947	—	81,638	(4,986)	2013	12/17/2019	5 - 40
The Glenn, Centennial, CO, Residential	(L)	66,000	10,309	118,330	740	129,379	(13,588)	2018	11/19/2021	5 - 27.5
Total Investments in Real Estate		$245,732	$123,078	$308,388	$13,173	$444,639	$(78,784)

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2023 for federal income tax purposes was approximately $480,277 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2023	2022	2021
	Balance at January 1	$492,862	$490,526	$360,417
	Acquisitions	—	—	128,639
	Dispositions	(52,587)	—	—
	Additions	4,364	2,336	1,470
	Balance at December 31	$444,639	$492,862	$490,526

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2023	2022	2021
	Balance at January 1	$83,169	$65,769	$53,604
	Depreciation and amortization expense	5,973	17,400	12,165
	Write off due to disposals	(10,358)	—	—
	Balance at December 31	$78,784	$83,169	$65,769

(E)         Encumbrance of $55,965 is from the line of credit that is secured by the properties listed above.
On September 1,2023, the Company added its Commerce Corner property ("Commerce Corner")
to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.
(F)         Includes gross intangible lease assets of $55,073 and gross intangible lease liabilities of $18,337.
(G)        Flats at Carrs Hill has an encumbrance of $25,500 from Nationwide Life Insurance Company.
(H)        Wallingford Plaza has an encumbrance of 6,612 from Transamerica Life Insurance Company.
(I)          Elston Plaza has an encumbrance of $16,816 from State Farm Life Insurance Company.
(J)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(K)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.
(L)     The Glenn has an encumbrance of $66,000 from Massachusetts Mutual Life Insurance Company.