Form 10-Q
period 2024-03-31
RREEF Property Trust, Inc.
filed 2024-05-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 9, 2024, the registrant had 4,064,514 shares of Class A common stock, $.01 par value, outstanding, 10,655,756 shares of Class I common stock, $.01 par value, outstanding, 86,042 shares of Class T common stock, $.01 par value, outstanding, 2,498,602 shares of Class D common stock, $.01 par value, outstanding, 598,518 shares of Class N common stock, $.01 par value, outstanding, 535,983 shares of Class M-I common stock, $.01 par value, outstanding, 631,800 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate assets, net	$377,789	$373,806
Investment in marketable securities	111	109
Real estate loans held in consolidated CMBS Trust, at fair value	1,159,508	1,182,995
Cash and cash equivalents	6,016	5,065
Restricted cash	1,351	—
Receivables, net of allowance for doubtful accounts of $157 and $92, respectively	4,739	5,250
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,238	4,238
Deferred leasing costs, net of amortization of $2,250 and $2,087, respectively	2,484	2,647
Prepaid and other assets	3,401	2,646
Total assets	$1,559,637	$1,576,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$65,642	$54,335
Mortgage loans payable, net	188,867	188,944
Bonds payable held in consolidated CMBS Trust, at fair value	1,134,097	1,150,454
Accrued interest payable on bonds held in consolidated CMBS Trust	4,238	4,136
Accounts payable and accrued expenses	7,912	5,751
Due to affiliates	18,161	18,321
Note to affiliate, net of unamortized discount of $226 and $274, respectively	5,157	5,109
Acquired below market lease intangibles, less accumulated amortization of $10,504 and $10,387, respectively	7,834	7,950
Distributions payable	—	635
Other liabilities	2,105	1,938
Total liabilities	1,434,013	1,437,573
Stockholders' Equity:
Class A common stock, 4,056,109 and 4,244,611 issued and outstanding, respectively	41	42
Class D common stock, 2,563,055 and 2,580,099 issued and outstanding, respectively	26	26
Class I common stock, 10,621,309 and 11,132,527 issued and outstanding, respectively	106	111
Class M-I common stock, 534,933 and 489,010 issued and outstanding, respectively	5	5
Class N common stock, 597,653 and 577,098 issued and outstanding, respectively	6	6
Class T common stock, 86,257 and 101,743 issued and outstanding, respectively	1	1
Class T2 common stock, 630,453 and 643,843 issued and outstanding, respectively	6	6
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	226,896	236,592
Deficit	(101,464)	(97,607)
Total stockholders' equity	125,624	139,183
Total liabilities and stockholders' equity	$1,559,637	$1,576,756
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Property related income	$9,886	$13,168
Interest income	28	—
Investment income on marketable securities	1	43
Total revenues	9,915	13,211
Expenses
General and administrative expenses	692	684
Property operating expenses	3,028	3,201
Advisory fees	648	868
Depreciation	2,342	2,823
Amortization	513	1,967
Total operating expenses	7,223	9,543
Net realized gain upon sale of real estate	—	542
Net realized gain upon sale of marketable securities	4	3,472
Net realized gain upon partial sale of investment in CMBS Trust	465	—
Net unrealized change in fair value of investment in marketable securities	(3)	(1,283)
Change in net assets of consolidated CMBS Trust	205	765
Operating income	3,363	7,164
Interest expense	(3,298)	(3,059)
Net income	$65	$4,105
Basic and diluted net income per share:
Class A common stock	$—	$0.19
Class I common stock	$—	$0.19
Class T common stock	$—	$0.19
Class D common stock	$—	$0.19
Class N common stock	$—	$0.19
Class M-I common stock	$—	$0.19
Class T2 common stock	$—	$0.19
Class Z common stock	$—	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2023	—	$—	19,843,931	$198	$236,592	$(97,607)	$139,183
Issuance of common stock	—	—	164,937	2	2,270	—	2,272
Issuance of common stock through the distribution reinvestment plan	—	—	146,776	1	2,009	—	2,010
Redemption of common stock	—	—	(992,127)	(9)	(13,597)	—	(13,606)
Distributions to investors	—	—	—	—	—	(3,922)	(3,922)
Offering costs	—	—	—	—	(397)	—	(397)
Equity based compensation	—	—	1,252	—	19	—	19
Net income	—	—	—	—	—	65	65
Balance, March 31, 2024	—	$—	19,164,769	$192	$226,896	$(101,464)	$125,624
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	545,253	6	8,844	—	8,850
Issuance of common stock through the distribution reinvestment plan	—	—	151,160	1	2,356	—	2,357
Redemption of common stock	—	—	(1,138,837)	(11)	(18,496)	—	(18,507)
Distributions to investors	—	—	—	—	—	(4,486)	(4,486)
Offering costs	—	—	—	—	(795)	—	(795)
Equity based compensation	—	—	609	—	11	—	11
Net Income	—	—	—	—	—	4,105	4,105
Balance, March 31, 2023	—	$—	21,991,339	$221	$269,927	$(100,062)	$170,086
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$65	$4,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,342	2,823
Net realized gain from sale of real estate assets	—	(542)
Net realized gain upon sale of marketable securities	(4)	(3,472)
Net realized gain upon partial sale of investment in CMBS Trust	(465)	—
Net unrealized loss on investments held at fair value	11	824
Share based compensation	19	11
Amortization of intangible lease assets and liabilities	425	(466)
Amortization of deferred financing costs	244	103
Straight line rent	681	(136)
Amortization of discount on note to affiliate	48	46
Changes in assets and liabilities:
Receivables, net	(108)	350
Accrued interest receivable net of accrued interest payable, CMBS Trust	102	—
Deferred leasing costs	—	(1,066)
Prepaid and other assets	(779)	(1,000)
Accounts payable and accrued expenses	(4)	149
Other liabilities	146	518
Due to affiliates	(22)	(65)
Net cash provided by operating activities	2,701	2,182
Cash flows from investing activities:
Improvements to real estate assets	(4,538)	(719)
Investment in marketable securities	(29)	(1,467)
Proceeds from sale of real estate	—	629
Proceeds from sale of marketable securities	28	30,568
Proceeds from partial sale of investment in CMBS Trust	7,588	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	64	63
Net cash provided by investing activities	3,113	29,074
Cash flows from financing activities:
Proceeds from line of credit	17,802	3,000
Repayment of line of credit	(6,700)	(20,300)
Repayment of mortgage loans payable	(117)	(183)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(64)	(63)
Proceeds from issuance of common stock	2,210	8,845
Payment of financing costs	—	(672)
Payment of offering costs	(490)	(863)
Distributions to investors	(2,547)	(2,110)
Redemption of common stock	(13,606)	(18,711)
Net cash used in financing activities	(3,512)	(31,057)
Net increase in cash and cash equivalents	2,302	199
Cash and cash equivalents beginning of period	5,065	5,197
Cash and cash equivalents end of period	$7,367	$5,396
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2024	2023
Distributions declared and unpaid	$—	$715
Common stock issued through the distribution reinvestment plan	2,010	2,357
Purchases of marketable securities not yet paid	—	17
Proceeds from sale of marketable securities not yet received	—	9
Proceeds from issuance of common stock not yet received	79	177
Accrued offering costs not yet paid	382	503
Capital expenditures not yet paid	2,415	81

Supplemental Cash Flow Disclosures:
Interest paid	$2,942	$2,936

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

On August 10, 2023, the Company commenced its fourth public offering, which is currently ongoing (the “Fourth Public Offering”). In the Fourth Public Offering, the Company is offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares. The Class N and Class T shares are available for purchase only through the Company's distribution reinvestment plan (also see Note 10).

The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings. Also see Note 9.

The Company also has an ongoing private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering") and a separate an ongoing private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). In addition, the Company's charter authorizes Class Z shares, which have been and are expected to be offered only in a private offering to RREEF America.

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
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2024. The interim financial data as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $1,351 and zero as of March 31, 2024 and December 31, 2023, respectively. Such restricted cash resulted from a construction draw in March 2024 and is required to be used to pay specified development costs in the subsequent month.

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
March 31, 2024
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of March 31, 2024 and December 31, 2023, none of the Company's real estate investments were impaired.

CMBS Trust

In October 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of commercial mortgage backed securities ("CMBS") securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac"). An entity is a VIE when the interests of the entity provide differing rights and obligations to its holders. In particular, the CMBS Trust is a VIE as substantially all of its activities are for the benefit of the more senior tranches, but these senior tranches hold disproportionately few rights. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. The Company believes the performance of the assets that underlie a CMBS issuance most significantly impact the economic performance of the trust itself, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. The Class D certificates purchased by the Company represent the most subordinate tranche of the CMBS Trust giving the Company the aforementioned controlling class powers and therefore the Company is the primary beneficiary of the CMBS Trust. Accordingly, the Company consolidates the CMBS Trust in its entirety. In February and March 2024, the Company sold all of its investments in the interest-only certificates issued by the CMBS Trust (see Note 7).

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
March 31, 2024
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2024 and December 31, 2023, the Company has accrued $17,768 and $17,896, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Contractual base rental revenue from real estate leases is recognized on a straight-line basis over the terms of the related leases. The differences between contractual base rental revenue earned from real estate leases on a straight-line basis and amounts due under the respective lease agreements are amortized or accreted, as applicable, to deferred rent receivable. Property related income will also include amortization of above- and below-market leases

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
as well as amortization of lease incentives. Revenues relating to lease termination fees for the termination of an entire lease will be recognized at the time that a tenant’s right to occupy the leased space beyond a specified date is terminated and collectibility is reasonably assured. Lease termination fees may be recognized on a straight-line basis over the remaining term of the lease.

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of March 31, 2024, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one commercial lease.

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

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 9), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company grants restricted Class D common stock to its independent directors (see Note 10), which qualify as participating securities.

Risks and Uncertainties

As of March 31, 2024 and December 31, 2023, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and the Middle East, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 8 and 10.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$111	$—	$—	$111
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,159,508	—	1,159,508
Total	$111	$1,159,508	$—	$1,159,619

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,134,097	$—	$1,134,097

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$109	$—	$—	$109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995	$—	1,182,995
Total	$109	$1,182,995	$—	$1,183,104

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,150,454	$—	$1,150,454
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $67,068 and $55,965 as of March 31, 2024 and December 31, 2023, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $178,663 and $179,072 as of March 31, 2024 and December 31, 2023, respectively. If the valuation of the Company's properties as of March 31, 2024 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,320 and $4,300 as of March 31, 2024 and December 31, 2023, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2024 and December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at March 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$67,068	Discounted cash flow	Loan to value	36.8%	49.1%	43.4%
			Market interest rate	7.57%	7.57%	7.57%
Mortgage Loans Payable	178,663	Discounted cash flow	Loan to value	51.8%	60.8%	57.7%
			Market interest rate	6.25%	6.97%	6.57%
Note to Affiliate	4,320	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%

				Range
	Fair Value at December 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$55,965	Discounted cash flow	Loan to value	33.1%	41.9%	38.0%
			Market interest rate	7.58%	7.58%	7.58%
Mortgage Loans Payable	179,072	Discounted cash flow	Loan to value	50.9%	60.4%	57.6%
			Market interest rate	5.95%	6.92%	6.40%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	March 31, 2024	December 31, 2023
Land	$123,079	$123,079
Buildings and improvements, less accumulated depreciation of $48,765 and $46,555, respectively	238,232	233,789
Furniture, fixtures and equipment, less accumulated depreciation of $2,566 and $2,434, respectively	1,964	2,046
Acquired intangible lease assets, less accumulated amortization of $40,560 and $40,181, respectively	14,514	14,892
Investment in real estate assets, net	$377,789	$373,806

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the three months ended March 31, 2024 and 2023.

On January 12, 2023, the Company sold land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from its Flats at Carrs Hill investment for approximately $657, before deducting closing costs.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2024, the Company owned 13 properties with a total of 49 commercial leases. As of March 31, 2023, the Company owned 15 properties with a total of 63 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2024	2023
Lease revenue (1)	$10,479	$10,598
Straight-line revenue	(681)	136
Above- and below-market lease amortization, net	114	2,460
Lease incentive amortization	(26)	(26)
Property related income	$9,886	$13,168
(1) Lease revenue includes $1,072 and $1,523 of variable income from tenant reimbursements for the three months ended March 31, 2024 and 2023, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of March 31, 2024 are as follows:

Year	Amount
2024 - remainder of year	$14,643
2025	21,082
2026	19,248
2027	16,295
2028	13,841
Thereafter	73,132
$158,241
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $2,957 of lease revenue for the three months ended March 31, 2024.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three months ended March 31, 2024 and 2023 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
The Glenn, Centennial, CO	19.2%	14.7%
Heritage Pkwy, Woodridge, IL¹	13.1	2.5
Providence Square, Marietta, GA	11.7	8.9
Seattle East Industrial, Redmond, WA	11.0	8.3
Flats at Carrs Hill, Athens, GA	10.7	7.5
Terra Nova, Chula Vista, CA²	2.9	21.6
Total	68.6%	63.5%

	Percent of property related income
Tenant	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Allstate Insurance Co. - Heritage Pkwy¹	13.1%	2.5%
FedEx Ground - Seattle East Industrial	11.0	8.3
Bed Bath & Beyond, Inc - Terra Nova Plaza²	—	19.3
Total	24.1%	30.1%
¹ In February 2024, the Company signed an early termination agreement to terminate Allstate's lease as of May 31, 2024 in exchange for a termination fee of $2,400 which was fully paid in March 2024. The termination fee is being recognized on a straight-line basis from the date the agreement was signed through the lease termination date. As of March 31, 2024, the Company has recognized $936 as termination fee income.
² In November 2022, Bed Bath & Beyond, Inc., a tenant at Terra Nova Plaza, informed the Company of its desire to close its store and early terminate its lease at Terra Nova Plaza as of March 2023. The Company executed the lease termination agreement on March 31, 2023 which was effective as of April 1, 2023, after which the Company was not entitled to any further revenue from this lease aside from a termination fee. Consequently, the Company accelerated recognition of the unamortized acquired below market lease intangible resulting in an increase in property related income of $2,342 for such amortization for the three months ended March 31, 2023.
The Company's only tenant representing more than 10% of in-place annualized base rental revenues as of March 31, 2024 and 2023 was as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2024	March 31, 2023
FedEx Ground - Seattle East Industrial	14.8%	10.9%
Total	14.8%	10.9%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Marketable securities—cost	$85	$80
Unrealized gains	28	29
Unrealized losses	(2)	—
Net unrealized gain	26	29
Marketable securities—fair value	$111	$109

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2024 and 2023, marketable securities sold generated proceeds of $28 and $30,481, respectively, resulting in gross realized gains of $4 and $4,493, respectively, and gross realized losses of zero and $1,021, respectively.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,223,900 of outstanding principal balance as of March 31, 2024. The Company consolidates the entire CMBS Trust as it determined the CMBS Trust is a VIE for which the Company is the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company does not have any rights to those receivables nor any obligation to those other certificate holders.
On February 27, 2024, the Company sold its investments in the X2-B interest-only certificates issued by the CMBS Trust for approximately $1,564, excluding accrued interest. The X2-B interest-only sale resulted in a net realized gain of $22. On March 1, 2024, the Company sold its investments in the X2-A interest-only certificates issued by the CMBS Trust for approximately $6,024, excluding accrued interest. The X2-A interest-only sale resulted in a net realized gain of $443. The Company continues to hold all of the Class D certificates. The sale of the interest-only certificates does not affect the Company's determination that the CMBS Trust is a VIE for which the Company is the primary beneficiary, and therefore the Company will continue to consolidate the entire CMBS Trust and carry the CMBS Trust's assets and liabilities at fair value on the Company's consolidated balance sheet.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Real estate loans held in consolidated CMBS Trust, at fair value	$1,159,508	$1,182,995
Bonds payable held in consolidated CMBS Trust, at fair value	1,134,097	1,150,454
Net investment in CMBS Trust, at fair value	$25,411	$32,541

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025. The Wells Fargo Line of Credit had a maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit was based on the 30-day average of the secured overnight financing rate ("SOFR") with a spread of 200 or 225 basis points depending on the debt yield as defined in the agreement.

On September 1, 2023, the Company added its Commerce Corner property ("Commerce Corner") to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

On September 7, 2023, RPT 1109 Commerce Corner entered into a guaranteed maximum price contract to expand the Company's property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner is a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion is expected to cost approximately $29,000 and construction commenced in October 2023. The Commerce Expansion is being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet once the Commerce Expansion is complete.

On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to the Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000 is bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Revolving Commitment and Construction Commitment will both be allocated 70.83% to Wells Fargo and 29.17% to CIBC. Pursuant to the Third Amendment, the Wells Fargo Line of Credit incurs interest based on the 30-day average of the SOFR plus a spread of 225 basis points. In addition, the term was extended from February 28, 2025 to December 27, 2025. The Company serves as guarantor to the Wells Fargo Line of Credit.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

For the Revolving Commitment, as of March 31, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $45,409 and $47,616, respectively, and the borrowers' outstanding balance was $40,824 and $34,624, respectively. For the Construction Commitment, as of March 31, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $26,244 and $21,341, respectively.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of March 31, 2024 and December 31, 2023, the weighted average interest rate was 7.57% and 7.58%, respectively.

At any time, the borrowing capacity under the Wells Fargo Line of Credit for the Revolving Commitment is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9.5% based on the in-place net operating income of the collateral pool as defined, or (3) the maximum capacity of the Revolving Commitment. Proceeds from the Revolving Commitment can be used to fund acquisitions, redeem shares pursuant to the Company's redemption plan and for any other corporate purpose. Proceeds from the Construction Commitment can be used only to fund construction activities related to the Commerce Expansion.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, Commerce Corner will become a borrowing base property. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of March 31, 2024.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2024 and December 31, 2023.

	Balance at
Lender	March 31, 2024	December 31, 2023
Wells Fargo/CIBC	$67,068	$55,965
Deduct: Deferred financing costs, less accumulated amortization	(1,426)	(1,630)
Line of credit, net	$65,642	$54,335

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2024 and December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	16,730	16,816	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,581	6,612	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,651	$189,768
Deduct: Deferred financing costs, less accumulated amortization		(784)	(824)
Mortgage loans payable, net		$188,867	$188,944

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2024 are as follows:

Year	Amount
Remainder of 2024	$357
2025	67,561
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$256,719

NOTE 9 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America, the Operating Partnership and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of August 2, 2025. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
Fees

Under the Advisory Agreement, RREEF America can earn an advisory fee comprised of two components as described below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
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
The fixed component earned by RREEF America is shown below.

	Three Months Ended March 31,
	2024	2023
Fixed component	$648	$868
Performance component	—	—
	$648	$868

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that were not incurred under the Expense Support Agreement, as described below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
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

For the three months ended March 31, 2024 and 2023, RREEF America incurred $52 and $65 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2024 and December 31, 2023, the Company had a payable to RREEF America of $52 and $57, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of March 31, 2024, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended March 31, 2024 and 2023, the Company amortized $48 and $46, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of March 31, 2024 and December 31, 2023, the Company has accrued $119 and $129, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,768 and $17,896, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2024 and 2023, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $9 and $70, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended March 31, 2024 and 2023, the Dealer Manager incurred zero and $2 respectively, in such costs on behalf of the Company. As of March 31, 2024 and December 31, 2023, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2024, estimated accrued Trailing Fees payable in the future of $1,879.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2024, estimated accrued Trailing Fees payable in the future of $6,105.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of March 31, 2024, estimated accrued Trailing Fees payable in the future of $9,329.
For the Fourth Public Offering, as of March 31, 2024, the Company had raised $9,620 in gross proceeds and incurred $940 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $455.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
recurring factors. For the four fiscal quarters ended March 31, 2024, total operating expenses of the Company were $5,229, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2024 and December 31, 2023, the Company owed its affiliates the following amounts:

	March 31, 2024	December 31, 2023
Reimbursable under the Advisory Agreement	$52	$57
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	222	239
Accrued Trailing Fees	17,887	18,025
Due to affiliates	$18,161	$18,321

Note to Affiliate	$5,383	$5,383
Unamortized discount	(226)	(274)
Note to Affiliate, net of unamortized discount	$5,157	$5,109

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
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
Private Offerings are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2024, 15,986 Class T shares were converted to 16,115 Class N shares, respectively. For the three months ended March 31, 2023, 184,862 Class T shares were converted to 186,189 Class N shares, respectively.

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

Stock Issuance

During the three months ended March 31, 2024 and 2023, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	No. of shares	Amount	No. of shares	Amount
Class A Shares	2,151	$30	31,977	$523
Class D Shares	—	—	222,400	3,628
Class I Shares	102,811	1,416	152,635	2,447
Class M-I Shares	39,558	541	28,605	450
Class N Shares converted from Class T Shares, net	129	—	1,327	—
Class T Shares	—	—	2,879	50
Class T2 Shares	20,288	285	105,430	1,752
Total	164,937	$2,272	545,253	$8,850
There were no Class S Shares issued as of March 31, 2024.

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
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
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

During the three months ended March 31, 2024 and 2023, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2024	Shares	Weighted Average Share Price	Amount
Class A	224,458	$13.65	$3,064
Class I	684,892	13.74	9,409
Class T	—	—	—
Class D	43,256	13.76	595
Class N	496	13.67	7
Class M-I	—	—	—
Class T2	39,025	13.60	531

Three Months Ended March 31, 2023	Shares	Weighted Average Share Price	Amount
Class A	149,145	$16.32	$2,433
Class I	510,406	16.35	8,346
Class T	13,999	16.25	226
Class D	304,711	16.18	4,931
Class N	155,166	16.01	2,484
Class M-I	—	—	—
Class T2	5,410	16.08	87

The Company's board of directors has the discretion to suspend or modify the redemption plan at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets. If the board of directors materially amends (including any reduction of the quarterly limit) or suspends the redemption plan during any quarter, other than any temporary suspension to address certain external events unrelated to the Company's business, any unused portion of that quarter’s 5% limit will not be carried forward to the next quarter or any subsequent quarter. On December 9, 2022, the Company's board of directors modified the Company's share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of the Company's combined NAV as of September 30, 2022. During the fourth quarter of 2022, each quarter of 2023, and the first quarter of 2024, the Company received share redemption requests in excess of 5% of its combined NAV as of the last day of the immediately previous quarter. For these six quarters, the applicable quarterly redemption volume limitation was reached on December 19, 2022, February 23, 2023, April 25, 2023, July 24, 2023, October 9, 2023 and January 4, 2024, respectively. Pursuant to the terms of our share redemption plan, all redemption requests received during a calendar quarter prior to such dates were satisfied 100% on a first-come, first-served basis. Redemptions received on these dates were satisfied on a pro rata basis at 11.7%, 43.9%, 57.4%, 34.4%, 62.2% and 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation during these quarters, we did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

Pursuant to the terms of the Company’s share redemption plan, because the quarterly redemption volume limitation for the first quarter of 2024 was reached on the third business day of such quarter, redemption requests received during the quarter ending June 30, 2024 will be satisfied in accordance with the per stockholder allocation

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
as described above.

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

Pursuant to the independent directors compensation plan, upon completion of each annual stockholder meeting, the Company grants shares of restricted Class D common stock to each of the Company's independent directors (the "Annual Share Grant Awards"). The fair value of the Annual Share Grant Awards will be determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,034	$14.90	1,869	$17.40
Changes during the period:
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	5,034	14.90	1,869	17.40
Amount included in general and administrative expenses	$19		$11

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Initial Stock Awards and the Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Initial Stock Awards and the unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended March 31, 2024 and 2023.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$14	$36	$—	$9	$2	$2	$2	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$14	$36	$—	$9	$2	$2	$2	$—
Denominator - weighted average number of common shares outstanding	4,040,077	10,521,351	96,709	2,542,723	583,621	513,768	614,300	75,000
Basic and diluted net income per share:	$—	$—	$—	$—	$—	$—	$—	$—

	Three Months Ended March 31, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$792	$2,357	$41	$596	$134	$71	$100	$14
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$792	$2,357	$41	$596	$134	$71	$100	$14
Denominator - weighted average number of common shares outstanding	4,253,829	12,668,214	219,623	3,202,893	718,736	379,734	537,961	75,000
Basic and diluted net income per share:	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19	$0.19

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
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
per share NAV of the same class determined at the close of business on the first business day following the record date.

The tables below shows the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period.

	Three Months Ended March 31
	2024	2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22485613	$0.22477276
Distributions paid or payable in cash	$1,912	$2,129
Distributions reinvested	2,010	2,357
Distributions declared	$3,922	$4,486
Class A Shares issued upon reinvestment	33,805	31,585
Class I Shares issued upon reinvestment	70,863	78,943
Class T Shares issued upon reinvestment	500	836
Class D Shares issued upon reinvestment	24,960	28,498
Class N Shares issued upon reinvestment	4,936	3,849
Class M-I Shares issued upon reinvestment	6,365	3,099
Class T2 Shares issued upon reinvestment	5,347	4,350

	Three Months Ended March 31
	2024	2023
Class A	$767	$783
Class I	2,178	2,575
Class T	19	40
Class D	573	725
Class N	131	153
Class M-I	116	86
Class T2	121	107
Class Z	17	17
Distributions declared	$3,922	$4,486

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
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)
Net worth and similar taxes paid to certain states where the Company owns real estate properties were $57 and $27 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 14 — SEGMENT INFORMATION

For the three months ended March 31, 2024 and 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2024 and December 31, 2023 and net income (loss) for the three months ended March 31, 2024 and 2023.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of March 31, 2024	$377,789	$111	$1,159,508	$1,537,408
Receivables	4,612	1	4,238	8,851
Deferred leasing costs	2,484	—	—	2,484
Prepaid and other assets	1,827	—	—	1,827
Subtotal	$386,712	$112	$1,163,746	$1,550,570

Reconciliation to total assets of March 31, 2024
Carrying value per reportable segments				$1,550,570
Other assets				9,067
Total assets				$1,559,637

Carrying value as of December 31, 2023	$373,806	$109	$1,182,995	$1,556,910
Receivables	5,210	—	4,238	9,448
Deferred leasing costs	2,647	—	—	2,647
Prepaid and other assets	1,393	—	—	1,393
Subtotal	$383,056	$109	$1,187,233	$1,570,398

Reconciliation to total assets of December 31, 2023
Carrying value per reportable segments				$1,570,398
Other assets				6,358
Total assets				$1,576,756

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2024	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$9,886	$—	$—	$9,886
Investment income on marketable securities	—	1	—	1
Total revenues	9,886	1	—	9,887
Segment operating expenses	(3,028)	(5)	—	(3,033)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon partial sale of investment in CMBS Trust	—	—	465	465
Net unrealized change in fair value of investment in marketable securities	—	(3)	—	(3)
Change in net assets of consolidated CMBS trust	—	—	205	205
Operating income - segments	$6,858	$(3)	$670	$7,525

Three Months Ended March 31, 2023
Property related income	$13,168	$—	$—	$13,168
Investment income on marketable securities	—	43	—	43
Total revenues	13,168	43	—	13,211
Segment operating expenses	(3,201)	(8)	—	(3,209)
Net realized gain on sale of real estate	542	—	—	542
Net realized gain upon sale of marketable securities	—	3,472	—	3,472
Net unrealized change in fair value of investment in marketable securities	—	(1,283)	—	(1,283)
Change in net assets of consolidated CMBS trust	—	—	765	765
Operating income - segments	$10,509	$2,224	$765	$13,498

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
Reconciliation to net income	2024	2023
Operating income - segments	$7,525	$13,498
Interest Income	28	—
General and administrative expenses	(687)	(676)
Advisory expenses	(648)	(868)
Depreciation	(2,342)	(2,823)
Amortization	(513)	(1,967)
Operating income	3,363	7,164
Interest expense	(3,298)	(3,059)
Net income	$65	$4,105

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

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since March 31, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2023. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website may be deemed material and are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on August 2, 2025.

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

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2024, we owned 13 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of March 31, 2024, our weighted average remaining lease term for active leases was 3.6 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2024:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	1	100.0%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	2	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	11	95.7
Providence Square(4)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	42	89.6
Industrial Properties
Commerce Corner(5)	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	—	—
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	5	95.6
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	93.1
Residential Total		410,584	444	95.1
Grand Total		1,809,573	49/444	94.3%

(1) Leased percentage is based on executed leases as of March 31, 2024, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2024, our real estate equity securities portfolio consisted of publicly-traded common stock of 30 REITs with a value of $111 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

From our inception until the first quarter of 2023, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. During the first quarter of 2023, in considering the then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in a net realized gain to us of approximately $3,472. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as conditions improve.

Real Estate Loan Portfolio

In October 2022, we purchased all of the Class D certificates and certain interest-only certificates of CMBS securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac") for a total investment of $30,855, excluding closing costs and the net accrued interest receivable. The Class D certificates represent the most subordinate tranche of the CMBS Trust issued through Freddie Mac's K-Series program. The Class D certificates are a zero-coupon investment with a term of nearly ten years that was purchased at a significant discount to its par value.

The Class D certificates contain certain rights which under GAAP are considered the controlling class because we have the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we are required to consolidate the CMBS Trust. In addition, we have elected the fair value option under GAAP and thus report all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we report bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we do not own. As of March 31, 2024, these amounts are $1,159,508 and $1,134,097, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we do not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net difference between the above referenced amounts represents the amount of our actual investment.

In February and March 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust for approximately $7,588, excluding accrued interest.We continue to hold all of the Class D certificates. The sale of the interest-only certificates does not affect the accounting treatment described in the previous paragraph.

The CMBS Trust is backed by a pool of 52 underlying loans comprised of approximately $1,223,900 of fixed-rate mortgages secured by multifamily properties which are spread across 23 states representing over 10,000 units. As of March 31, 2024, the largest concentrations of the underlying properties were in Florida (14% of the unpaid principal balance, or "UPB"), California (13% of the UPB), Texas (12% of the UPB), New Hampshire (10% of the UPB) and Utah (9% of the UPB).

Market Outlook

Commercial real estate values fell materially (i.e., more than 1%) in 2023 for the first time in history (since at least 1950) outside of a recession or its immediate aftermath, according to the Federal Reserve and the National Bureau of Economic Research as of December 2023. Fundamentals softened, as vacancy rates increased to 6.0% in the fourth quarter of 2023 from 5.3% a year earlier, although they remained well below their 20-year average of 8.2%, and net operating income grew 5.4% from a year earlier, all as reported by the National Council of Real Estate Investment Fiduciaries ("NCREIF") as of December 2023. NCREIF further reports in December 2023 that rising interest rates, rather than weak fundamentals, were the principal challenge to real estate values.

Prospects for real estate appear more promising in 2024, in our view. Interest rates have declined since October 2023 according to the Federal Reserve in April 2024, and with inflation receding (albeit haltingly), even lower rates may be on the horizon. Loan defaults may force more sales, but we believe history shows that stress can coincide with a market recovery, as fresh capital looks to exploit emerging opportunities. In 2010, after the global financial crisis, the FDIC reported that bank real estate delinquencies soared to 9% (they are just over 1% today) and nearly

20% of all transactions were “distressed” (per Real Capital Analytics) yet core diversified real estate funds produced a 16% total return according to NCREIF in December 2023.

While the negative effects of rising interest rates appear to be subsiding, we believe the benefits are only beginning to be felt. These include an increase in capitalization rates to their highest levels in a decade, as cash flows have remained resilient even as prices have dropped, according to NCREIF in December 2023. Higher yields deliver stronger income returns. They also provide greater protection, in our view, against any future interest-rate shock (since a given increase in capitalization rates is less impactful from a higher base level) and scope for value gains should yields track interest rates lower over time.

Higher interest rates have also curtailed construction. While the industrial and residential sectors are experiencing record levels of supply, total construction starts have dropped 67% from their 2022 peak according to CoStar in December 2023. Projects already underway will come to fruition, but we believe industrial supply is poised to slide precipitously in the second half of 2024, followed by residential supply in 2025. Fundamentals in these sectors, while already quite healthy with vacancies are at or below historical norms according to NCREIF in December 2023, may therefore tighten materially, supporting robust rental growth in our view.

Meanwhile, we believe that structural drivers — household formation and prohibitive homeownership costs for residential, and e-commerce and supply-chain resilience for industrial — remain firmly intact. We also believe the office sector is structurally challenged and unlikely to recover before 2025, but the retail sector has quietly emerged from its own structural “apocalypse”, boasting the highest returns of all major sectors in 2023 on the back of strong service-driven demand, as reported by NCREIF in December 2023.

The outlook for real estate is getting brighter, in our view. We believe interest-rate pressures have likely peaked and income returns are at their highest levels in a decade. Further, we believe that fundamentals are essentially sound, and with construction slumping, they will likely tighten. In short, we believe that 2024 will mark the beginning of a new real estate cycle.

Results of Operations

As of March 31, 2024, we owned 13 properties, a small portfolio of real estate equity securities and a real estate loan investment as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Property related income	$9,886	$13,168	$(3,282)
Interest income	28	—	28
Investment income on marketable securities	1	43	(42)
Total revenues	9,915	13,211	(3,296)
Expenses
General and administrative expenses	692	684	8
Property operating expenses	3,028	3,201	(173)
Advisory fees	648	868	(220)
Depreciation	2,342	2,823	(481)
Amortization	513	1,967	(1,454)
Total operating expenses	7,223	9,543	(2,320)
Net realized gain upon sale of real estate	—	542	(542)
Net realized gain upon sale of marketable securities	4	3,472	(3,468)
Net realized gain upon partial sale of investment in CMBS Trust	465	—	465
Net unrealized change in fair value of investment in marketable securities	(3)	(1,283)	1,280
Change in net assets of consolidated CMBS Trust	205	765	(560)
Operating income	3,363	7,164	(3,801)
Interest expense	(3,298)	(3,059)	(239)
Net income	$65	$4,105	$(4,040)

Three Months Ended March 31, 2024 and 2023

Property Related Income

Our property related income for the three months ended March 31, 2024 decreased compared to the 2023 period primarily due to the dispositions of the Allied Drive property on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, and the 2023 Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. These decreases were partially offset by the 2024 Allstate Insurance Company early lease termination for which we recognized $936 in termination income for the three months ended March 31, 2024.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in lower investment income for the three months ended March 31, 2024 compared to the 2023 period. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market conditions improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three months ended March 31, 2024 were directors and officers insurance, audit fees and legal costs. Compared to the three months ended March 31, 2023, the 2024 period saw higher legal, income tax, and independent director compensation.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2024 decreased from the same period in 2023 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, which was partially offset by higher costs at several properties generally for insurance, professional fees, legal, utilities and snow removal.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2024 period compared to the 2023 period which is commensurate with the overall decrease in our average NAV due to higher share redemptions as well as property valuation declines.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2024 and 2023, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation and amortization decreased for the three months ended March 31, 2024 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. Additionally, for the three months ended March 31, 2024, amortization declined significantly from the same period in 2023 due to the 2023 recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from The Flats at Carrs Hill property for approximately $657, resulting in a net realized gain of $542.

Marketable Securities

Historically, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This, along with regular investment activity within the real estate securities portfolio, resulted in a net realized gain of $3,472 for the three months ended March 31, 2023.

Due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis, resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Gain Upon Partial Sale of Investment in CMBS Trust

In February and March of 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust, resulting in net realized gains of $465.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, CMBS securities issued through the CMBS Trust. Under GAAP, we are required to consolidate the entire CMBS Trust, because we have the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we have elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the three months ended March 31, 2024, the increase in net assets of the CMBS Trust is due to collection of scheduled interest payments somewhat offset by a small decrease in the fair value of its net assets. For the three months ended March 31, 2023, the primary driver of the larger change in net assets was an increase in fair value of its net assets.

Interest Expense

The higher interest expense for the three months ended March 31, 2024 compared to the 2023 period was primarily due to a higher weighted average outstanding balance and a higher weighted average interest rate of 7.6% on the Wells Fargo Line of Credit compared to 6.3% for the 2023 period. Our total outstanding loan balance as of March 31, 2024 consisted of 74% fixed rate loans and 26% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past two years in response to higher U.S. Treasury rates, higher inflation, recent bank failures, war and concerns over a potential coming recession. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

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

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. We currently have one development project ongoing at Commerce Corner, which commenced in October 2023 and is estimated to be completed in the third quarter of 2024. Such project is subject to a guaranteed maximum price construction contract that eliminates the risk of additional increases in the cost of certain materials and labor. Future significant capital projects may be impacted by increased material and/or labor costs.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2024:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$488,700	$25.38	$25.56	$25.62	$25.57	$25.37	$25.37	$25.28	$25.54
Investments in real estate equity securities (2)	111	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Real estate loans held in consolidated CMBS Trust, net (3)	26,955	1.40	1.41	1.41	1.41	1.40	1.40	1.39	1.41
Other assets, net (4)	14,159	0.74	0.74	0.74	0.74	0.74	0.73	0.73	0.74
Line of credit (5)	(67,068)	(3.48)	(3.51)	(3.52)	(3.51)	(3.48)	(3.48)	(3.47)	(3.51)
Mortgage loans payable (5)	(189,651)	(9.85)	(9.92)	(9.94)	(9.92)	(9.85)	(9.84)	(9.80)	(9.91)
Other liabilities, net (4)	(10,497)	(0.55)	(0.55)	(0.55)	(0.55)	(0.54)	(0.56)	(0.57)	(0.55)
Net asset value	$262,709	$13.65	$13.74	$13.77	$13.75	$13.65	$13.63	$13.57	$13.73
Note: No Class S shares were outstanding as of March 31, 2024.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of March 31, 2024, the value of our investments in real estate was approximately 7.2% more than their historical cost.

(2)  As of March 31, 2024, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 30.3% more than their historical cost.

(3) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost, and as such, we value our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of March 31, 2024, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 6.1% more than its carry value under GAAP.

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

As of March 31, 2024, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of March 31, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	9.80%	8.55%
Retail properties	7.53%	6.54%
Industrial properties	7.01%	5.55%
Residential properties	6.83%	5.58%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of March 31, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.1)%	(2.0)%
Retail properties	(1.8)%	(2.2)%
Industrial properties	(2.0)%	(2.9)%
Residential properties	(1.9)%	(2.6)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2024.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$125,624	$6.52	$6.57	$6.59	$6.57	$6.52	$6.52	$6.48	$6.56
Plus:
Unrealized gain on real estate investments (1)	32,623	1.70	1.71	1.71	1.71	1.70	1.69	1.69	1.71
Difference in net assets of consolidated CMBS Trust (2)	1,545	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08
Accumulated depreciation (3)	51,332	2.67	2.68	2.69	2.69	2.67	2.66	2.65	2.68
Accumulated amortization (3)	32,306	1.68	1.69	1.69	1.69	1.68	1.68	1.67	1.69
Deferred offering costs and expenses (4)	22,585	1.17	1.18	1.18	1.18	1.17	1.17	1.17	1.18
Less:
Deferred rent receivable (5)	(3,217)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)	(0.17)
Estimated performance fee (6)	(89)	—	—	—	—	—	—	—	—
Net asset value	$262,709	$13.65	$13.74	$13.77	$13.75	$13.65	$13.63	$13.57	$13.73
Note: No Class S shares were outstanding as of March 31, 2024.

(1) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(2) Under GAAP, we are required to consolidate the CMBS Trust because we have the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we have elected the fair value option available under GAAP and therefore record our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost, and as such, we are reflecting our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV.

(3) Recording of depreciation and amortization are required under GAAP for historical cost financial statements. Because we include our investments in real estate at fair value when determining our NAV, the accumulated depreciation and amortization recorded under GAAP are eliminated for purposes of determining our NAV.

(4) The deferred costs and expenses of $22,585 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $17,768 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $4,962 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

(6) Performance fees are accrued in our NAV calculation as of the measurement date as if the calculation were to be finalized as of such date. However, when some or all of such performance fee does not meet the standard to be accrued under GAAP, it will not be included in our total stockholders' equity.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional events, such as the wars in Ukraine and the Middle East, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

FFO

As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as realized gains and losses on sales of certain real estate assets. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, realized gains and losses on sales of certain real estate assets (such as real property or real estate related debt investments) generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$65	$4,105
Real estate related depreciation	2,342	2,823
Real estate related amortization	513	1,967
Realized gain on sale of real estate	—	(542)
Net realized gain upon partial sale of investment in CMBS Trust	(465)	—
NAREIT defined FFO	$2,455	$8,353
Straight line rents, net	681	(136)
Amortization of above- and below-market lease intangibles, net	(114)	(2,460)
Amortization of lease incentive	26	26
Net unrealized change in fair value of investment in marketable securities	3	1,283
Net unrealized change in fair value of investment in CMBS Trust	8	(459)
Amortization of restricted stock awards	19	11
Amortization of deferred financing costs	244	103
Amortization of discount on note to affiliate	48	46
AFFO	$3,370	$6,767

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential quarterly redemptions under our share redemption plan. As of March 31, 2024, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $10,712.

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

For the Revolving Commitment, as of March 31, 2024, the borrowers' maximum borrowing capacity was $45,409, and the borrowers' outstanding balance was $40,824. For the Construction Commitment, as of March 31,

2024, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $26,244.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of March 31, 2024, the weighted average interest rate was 7.57%.

The Wells Fargo Line of Credit has a current maximum capacity of $120,000, and we have the option to expand the Wells Fargo Line of Credit up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being further syndicated.

At any time, the borrowing capacity under the Wells Fargo Line of Credit for the Revolving Commitment is based on the lesser of (1) an amount equal to 65% of the aggregate value of the properties in the collateral pool as determined by lender appraisals, (2) an amount that results in a minimum debt yield of 9.5% based on the in-place net operating income of the collateral pool as defined or (3) the maximum capacity of the Revolving Commitment. Proceeds from the Revolving Commitment can be used to fund acquisitions, redeem shares pursuant to our share redemption plan and for any other corporate purpose. Proceeds from the Construction Commitment can be used only to fund construction activities related to the Commerce Expansion.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, we expect that Commerce Corner will become a borrowing base property. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2024, we were in compliance with all covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2024. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,730	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,581	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,651

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2024 are as follows:

Year	Amount
Remainder of 2024	$357
2025	67,561
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$256,719

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few quarters in response to higher U.S. Treasury rates, higher inflation, recent bank failures, war and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2024, we owed $52 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2024, we raised $457,506 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2024, our total operating expenses (as defined in our charter) were $5,229, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2024 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of March 31, 2024, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2024 was $2,701 while cash flow provided by operating activities during the three months ended March 31, 2023 was $2,182. The 2024 period was higher than the 2023 period primarily due to the recognition of termination income due to the Allstate Insurance Company lease termination at Heritage Parkway, and no deferred leasing cost payments for new and renewed leases. These increases were partially offset by lower income due to property sales, and higher interest expense.

Cash flow provided by investing activities of $3,113 for the three months ended March 31, 2024 was driven by the sale of our interest-only certificates issued by the CMBS Trust, partially offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion. Cash flow used in investing activities during the three months ended March 31, 2023 was $29,074, which was driven by the near full liquidation of our securities portfolio.

Cash flow used in financing activities was $3,512 for the three months ended March 31, 2024. We used the proceeds from the sale of our interest-only certificates issued by the CMBS trust to make payments against our outstanding balance on the Wells Fargo Line of Credit. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Cash flow provided by financing activities was $31,057 for the three months ended March 31, 2023. This was primarily due to using capital raise from our offerings and proceeds from the sale of our securities portfolio to reduce outstanding balances on our Wells Fargo Line of Credit and pay redemptions.We additionally paid financing costs of $672 to amend and extend the Wells Fargo Line of Credit, as well as paying our regular distributions to stockholders.

Distributions

Our board of directors has authorized and we declared cash distributions for each quarter which were payable monthly for each share of our common stock outstanding. The table below shows the aggregate declared distribution amount per share for each period presented. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

	Three Months Ended
	March 31, 2024	March 31, 2023
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22485613	$0.22477276
Distributions paid or payable in cash	$1,912	$2,129
Distributions reinvested	2,010	2,357
Distributions declared	$3,922	$4,486

Net cash provided by Operating Activities:	$2,701	$2,182

Funds From Operations:	$2,455	$8,353

For the three months ended March 31, 2024, our distributions were covered 68.9% by cash flow from operations and 31.1% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offering or any other source.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the most recent quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of March 31, 2024, we had $67,068 outstanding under our Wells Fargo line of credit bearing interest at approximately 7.57%, representing approximately a 64.3% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $335 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, recent bank failures, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2024, we owned marketable securities with a value of $111. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2024 would result in a change of $11 to the unrealized gain or loss on marketable securities.
We are exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We are required to consolidate the entire CMBS Trust because we have the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we have elected to record the CMBS Trust at fair value which means we record an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we do not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of March 31, 2024, our net investment in the CMBS Trust was valued at $25,412. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would result in an unrealized gain or loss of $2,541.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2024, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as or that we will remain a domestically controlled REIT. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. While we cannot predict when we will commence being subject to such look-through rule in the Final Regulations, we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to qualify as domestically controlled, gains by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases treated as sales or exchanges) would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Even if we are domestically controlled, distributions by us that are attributable to gains from distributions of USRPIs generally will be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. However, our shares are not listed on an exchange and we have no current plans to list our shares. FIRPTA gains must be reported on U.S. federal income tax returns, and special withholding rules apply to FIRPTA transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended March 31, 2024.

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

On December 9, 2022, our board of directors modified our share redemption plan to limit redemptions during the three months ended December 31, 2022 to 5% of our combined NAV as of September 30, 2022. During the fourth quarter of 2022, each quarter of 2023 and the first quarter of 2024, we received share redemption requests in excess of 5% of our combined NAV as of the last day of the immediately previous quarter. For these six quarters, we reached our applicable quarterly redemption volume limitation on December 19, 2022, February 23, 2023, April 25, 2023, July 4, 2023, October 9, 2023, and January 4, 2024, respectively. Pursuant to the terms of our share redemption plan, all redemption requests received during a calendar quarter prior to such dates were satisfied 100% on a first-come, first-served basis. Redemptions received on these dates were satisfied on a pro rata basis at 11.7%, 43.9%, 57.4%, 34.4%, 62.2% and 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation during these quarters, we did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

Pursuant to the our share redemption plan, as the quarterly redemption volume limitation was reached on the third business day of the quarter ending March 31, 2024, redemption requests during the quarter ending June 30, 2024 will be satisfied on a stockholder by stockholder basis, which is referred to as the per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders would be allowed to request redemption at any time during the quarter ending June 30, 2024, via one or more requests, of a total number of shares that in the aggregate do not exceed 5% of the shares of common stock the stockholder held as of March 31, 2024.

The following table sets forth information regarding redemptions of shares of our common stock by month.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2024	992,127	$13.71	992,127	(1)
February 1 - February 29, 2024	—	—	—	(1)
March 1 - March 31, 2024	—	—	—	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Renewal of Advisory Agreement

We previously entered into that certain Third Amended and Restated Advisory Agreement dated as of August 2, 2023 (the “Advisory Agreement”) with RREEF America L.L.C., our external advisor, and RREEF Property Operating Partnership, LP, our operating partnership. On May 7, 2024, our board of directors approved the renewal of the Advisory Agreement for an additional one-year term expiring August 2, 2025. The terms of the Advisory Agreement otherwise remain unchanged.

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

Date: May 13, 2024