Form 10-Q
period 2024-06-30
RREEF Property Trust, Inc.
filed 2024-08-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 8, 2024, the registrant had 4,036,635 shares of Class A common stock, $.01 par value, outstanding, 10,550,176 shares of Class I common stock, $.01 par value, outstanding, 67,903 shares of Class T common stock, $.01 par value, outstanding, 2,461,408 shares of Class D common stock, $.01 par value, outstanding, 610,980 shares of Class N common stock, $.01 par value, outstanding, 536,032 shares of Class M-I common stock, $.01 par value, outstanding, 685,571 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate assets, net	$382,881	$373,806
Investment in marketable securities	110	109
Real estate loans held in consolidated CMBS Trust, at fair value	1,154,171	1,182,995
Cash and cash equivalents	4,634	5,065
Receivables, net of allowance for doubtful accounts of $92 and $92, respectively	6,631	5,250
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	4,377	4,238
Deferred leasing costs, net of amortization of $2,701 and $2,087, respectively	2,069	2,647
Prepaid and other assets	3,123	2,646
Total assets	$1,557,996	$1,576,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$71,230	$54,335
Mortgage loans payable, net	188,788	188,944
Bonds payable held in consolidated CMBS Trust, at fair value	1,128,583	1,150,454
Accrued interest payable on bonds held in consolidated CMBS Trust	4,377	4,136
Accounts payable and accrued expenses	8,588	5,751
Due to affiliates	18,158	18,321
Note to affiliate, net of unamortized discount of $177 and $274, respectively	5,206	5,109
Acquired below market lease intangibles, less accumulated amortization of $10,620 and $10,387, respectively	7,717	7,950
Distributions payable	657	635
Other liabilities	1,799	1,938
Total liabilities	1,435,103	1,437,573
Stockholders' Equity:
Class A common stock, 4,086,510 and 4,244,611 issued and outstanding, respectively	41	42
Class D common stock, 2,518,153 and 2,580,099 issued and outstanding, respectively	26	26
Class I common stock, 10,728,448 and 11,132,527 issued and outstanding, respectively	108	111
Class M-I common stock, 545,861 and 489,010 issued and outstanding, respectively	5	5
Class N common stock, 614,265 and 577,098 issued and outstanding, respectively	6	6
Class T common stock, 73,221 and 101,743 issued and outstanding, respectively	1	1
Class T2 common stock, 650,013 and 643,843 issued and outstanding, respectively	6	6
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	228,134	236,592
Deficit	(105,435)	(97,607)
Total stockholders' equity	122,893	139,183
Total liabilities and stockholders' equity	$1,557,996	$1,576,756
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Property related income	$10,384	$10,714	$20,270	$23,882
Interest income	32	—	60	—
Investment income on marketable securities	1	1	2	44
Total revenues	10,417	10,715	20,332	23,926
Expenses
General and administrative expenses	671	593	1,363	1,277
Property operating expenses	2,926	3,361	5,954	6,562
Advisory fees	652	782	1,300	1,650
Depreciation	2,367	2,890	4,709	5,713
Amortization	795	978	1,308	2,945
Total operating expenses	7,411	8,604	14,634	18,147
Net realized gain upon sale of real estate	—	15,426	—	15,968
Net realized gain upon sale of marketable securities	—	—	4	3,472
Loss on extinguishment of debt	—	(131)	—	(131)
Net realized gain upon partial sale of investment in CMBS Trust	—	—	465	—
Net unrealized change in fair value of investment in marketable securities	(2)	2	(5)	(1,281)
Change in net assets of consolidated CMBS Trust	177	657	382	1,422
Operating income	3,181	18,065	6,544	25,229
Interest expense	(3,192)	(3,284)	(6,490)	(6,343)
Net (loss) income	$(11)	$14,781	$54	$18,886
Basic and diluted net income per share:
Class A common stock	$—	$0.70	$—	$0.87
Class I common stock	$—	$0.70	$—	$0.87
Class T common stock	$—	$0.70	$—	$0.87
Class D common stock	$(0.01)	$0.70	$(0.02)	$0.87
Class N common stock	$—	$0.70	$—	$0.87
Class M-I common stock	$—	$0.70	$—	$0.87
Class T2 common stock	$—	$0.70	$—	$0.87
Class Z common stock	$—	$0.70	$—	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2023	—	$—	19,843,931	$198	$236,592	$(97,607)	$139,183
Issuance of common stock	—	—	164,937	2	2,270	—	2,272
Issuance of common stock through the distribution reinvestment plan	—	—	146,776	1	2,009	—	2,010
Redemption of common stock	—	—	(992,127)	(9)	(13,597)	—	(13,606)
Distributions to investors	—	—	—	—	—	(3,922)	(3,922)
Offering costs	—	—	—	—	(397)	—	(397)
Equity based compensation	—	—	1,252	—	19	—	19
Net income	—	—	—	—	—	65	65
Balance, March 31, 2024	—	$—	19,164,769	$192	$226,896	$(101,464)	$125,624
Issuance of common stock	—	—	84,015	1	1,151	—	1,152
Issuance of common stock through the distribution reinvestment plan	—	—	147,163	1	2,005	—	2,006
Redemption of common stock	—	—	(105,870)	—	(1,454)	—	(1,454)
Distributions to investors	—	—	—	—	—	(3,960)	(3,960)
Offering costs	—	—	—	—	(484)	—	(484)
Equity based compensation	—	—	1,394	—	20	—	20
Net loss	—	—	—	—	—	(11)	(11)
Balance, June 30, 2024	—	$—	19,291,471	$194	$228,134	$(105,435)	$122,893
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	545,253	6	8,844	—	8,850
Issuance of common stock through the distribution reinvestment plan	—	—	151,160	1	2,356	—	2,357
Redemption of common stock	—	—	(1,138,837)	(11)	(18,496)	—	(18,507)
Distributions to investors	—	—	—	—	—	(4,486)	(4,486)
Offering costs	—	—	—	—	(795)	—	(795)
Equity based compensation	—	—	609	—	11	—	11
Net Income	—	—	—	—	—	4,105	4,105
Balance, March 31, 2023	—	$—	21,991,339	$221	$269,927	$(100,062)	$170,086
Issuance of common stock	—	—	289,014	2	4,312	—	4,314
Issuance of common stock through the distribution reinvestment plan	—	—	152,364	—	2,227	—	2,227
Redemption of common stock	—	—	(1,110,842)	(10)	(16,610)	—	(16,620)
Distributions to investors	—	—	—	—	—	(4,335)	(4,335)
Offering costs	—	—	—	—	(666)	—	(666)
Equity based compensation	—	—	936	—	15	—	15
Net income	—	—	—	—	—	14,781	14,781
Balance, June 30, 2023	—	$—	21,322,811	$213	$259,205	$(89,616)	$169,802
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$54	$18,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,709	5,713
Net realized gain from sale of real estate assets	—	(15,968)
Net realized gain upon sale of marketable securities	(4)	(3,472)
Net realized gain upon partial sale of investment in CMBS Trust	(465)	—
Net unrealized (gain) loss on investments held at fair value	(165)	471
Loss on extinguishment of debt	—	131
Share based compensation	39	26
Amortization of intangible lease assets and liabilities	1,132	568
Amortization of deferred financing costs	487	266
Straight line rent	(1,247)	(263)
Amortization of discount on note to affiliate	97	93
Changes in assets and liabilities:
Receivables, net	49	690
Accrued interest receivable net of accrued interest payable, CMBS Trust	102	—
Deferred leasing costs	(15)	(1,111)
Prepaid and other assets	(483)	(504)
Accounts payable and accrued expenses	102	511
Other liabilities	(177)	1,384
Due to affiliates	223	(48)
Net cash provided by operating activities	4,438	7,373
Cash flows from investing activities:
Proceeds from sale of real estate assets	—	41,859
Improvements to real estate assets	(11,834)	(1,215)
Investment in marketable securities	(51)	(1,484)
Proceeds from sale of marketable securities	49	30,578
Proceeds from partial sale of investment in CMBS Trust	7,588	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	127	122
Net cash (used in) provided by investing activities	(4,121)	69,860
Cash flows from financing activities:
Proceeds from line of credit	23,187	20,000
Repayment of line of credit	(6,700)	(73,800)
Proceeds from mortgage loans payable	—	25,500
Repayment of mortgage loans payable	(235)	(14,869)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(127)	(122)
Proceeds from issuance of common stock	3,233	12,970
Payment of financing costs	—	(1,109)
Payment of offering costs	(1,215)	(1,712)
Distributions to investors	(3,844)	(4,230)
Redemption of common stock	(15,047)	(35,331)
Net cash used in financing activities	(748)	(72,703)
Net increase/(decrease) in cash and cash equivalents	(431)	4,530
Cash and cash equivalents beginning of period	5,065	5,197
Cash and cash equivalents end of period	$4,634	$9,727
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2024	2023
Distributions declared and unpaid	$657	$703
Common stock issued through the distribution reinvestment plan	4,016	4,584
Proceeds from issuance of common stock not yet received	200	369
Redemption of common stock not yet paid	13	—
Accrued offering costs not yet paid	487	825
Capital expenditures not yet paid	2,994	138

Supplemental Cash Flow Disclosures:
Interest paid	$5,899	$6,101

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
June 30, 2024
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2024. The interim financial data as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. As of June 30, 2024 and December 31, 2023, none of the Company's real estate investments were impaired.

CMBS Trust

In October 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of commercial mortgage backed securities ("CMBS") securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac"). An entity is a VIE when the interests of the entity provide differing rights and obligations to its holders. In particular, the CMBS Trust is a VIE as substantially all of its activities are for the benefit of the more senior tranches, but these senior tranches hold disproportionately few rights. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. The Company believes the performance of the assets that underlie a CMBS issuance most significantly impact the economic performance of the trust itself, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. The Class D certificates purchased by the Company represent the most subordinate tranche of the CMBS Trust giving the Company the aforementioned controlling class powers and therefore the Company is the primary beneficiary of the CMBS Trust. Accordingly, the Company consolidates the CMBS Trust in its entirety. In February and March 2024, the Company sold all of its investments in the interest-only certificates issued by the CMBS Trust, and in July 2024, the Company sold all of its investment in the Class D certificates (see Note 7).

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
June 30, 2024
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2024 and December 31, 2023, the Company has accrued $17,523 and $17,896, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
terminated and collectibility is reasonably assured. Lease termination fees may be recognized on a straight-line basis over the remaining term of the lease.

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of June 30, 2024, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one commercial lease.

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

Risks and Uncertainties

As of June 30, 2024 and December 31, 2023, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and the Middle East, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum monthly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 8 and 10.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$110	$—	$—	$110
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,154,171	—	1,154,171
Total	$110	$1,154,171	$—	$1,154,281

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,128,583	$—	$1,128,583

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$109	$—	$—	$109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995	$—	1,182,995
Total	$109	$1,182,995	$—	$1,183,104

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,150,454	$—	$1,150,454
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $72,452 and $55,965 as of June 30, 2024 and December 31, 2023, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $179,032 and $179,072 as of June 30, 2024 and December 31, 2023, respectively. If the valuation of the Company's properties as of June 30, 2024 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,330 and $4,300 as of June 30, 2024 and December 31, 2023, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2024 and December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at June 30, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$72,452	Discounted cash flow	Loan to value	39.1%	48.1%	43.7%
			Market interest rate	7.57%	7.57%	7.57%
Mortgage Loans Payable	179,032	Discounted cash flow	Loan to value	51.9%	61.3%	58.0%
			Market interest rate	6.20%	7.01%	6.57%
Note to Affiliate	4,330	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%

				Range
	Fair Value at December 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$55,965	Discounted cash flow	Loan to value	33.1%	41.9%	38.0%
			Market interest rate	7.58%	7.58%	7.58%
Mortgage Loans Payable	179,072	Discounted cash flow	Loan to value	50.9%	60.4%	57.6%
			Market interest rate	5.95%	6.92%	6.40%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	June 30, 2024	December 31, 2023
Land	$123,079	$123,079
Buildings and improvements, less accumulated depreciation of $50,963 and $46,555, respectively	243,805	233,789
Furniture, fixtures and equipment, less accumulated depreciation of $2,735 and $2,434, respectively	1,857	2,046
Acquired intangible lease assets, less accumulated amortization of $40,933 and $40,181, respectively	14,140	14,892
Investment in real estate assets, net	$382,881	$373,806

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the six months ended June 30, 2024 and 2023.

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

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2024, the Company owned 13 properties with a total of 47 commercial leases. As of June 30, 2023, the Company owned 14 properties with a total of 60 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease revenue (1)	$8,369	$10,504	$18,848	$21,102
Straight-line revenue	1,928	127	1,247	263
Above- and below-market lease amortization, net	113	109	227	2,569
Lease incentive amortization	(26)	(26)	(52)	(52)
Property related income	$10,384	$10,714	$20,270	$23,882
(1) Lease revenue includes $1,116 and $1,444 of variable income from tenant reimbursements for the three months ended June 30, 2024 and 2023, respectively and $2,188 and $2,967 of variable income from tenant reimbursements for the six months ended June 30, 2024 and 2023, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of June 30, 2024 are as follows:

Year	Amount
2024 - remainder of year	$10,376
2025	21,151
2026	19,320
2027	16,411
2028	13,964
Thereafter	73,759
$154,981
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $5,924 of lease revenue for the six months ended June 30, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three and six months ended June 30, 2024 and 2023 are shown below.

	Percent of property related income
Property	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
The Glenn, Centennial, CO	18.4%	18.8%
Heritage Pkwy, Woodridge, IL¹	16.4	14.8
Providence Square, Marietta, GA	11.6	11.6
Seattle East Industrial, Redmond, WA	10.5	10.7
Flats at Carrs Hill, Athens, GA	10.2	10.5
Total	67.1%	66.4%

	Percent of property related income
Tenant	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Allstate Insurance Co. - Heritage Pkwy¹	16.4%	14.8%
FedEx Ground - Seattle East Industrial	10.5	10.7
Total	26.9%	25.5%
¹ In February 2024, the Company signed an early termination agreement to terminate Allstate's lease as of May 31, 2024 in exchange for a termination fee of $2,400 which was fully paid in March 2024. The termination fee was recognized on a straight-line basis from the date the agreement was signed through the lease termination date. As of June 30, 2024, the Company has fully recognized the $2,400 termination fee income.

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
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
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
The Company's only tenant representing more than 10% of in-place annualized base rental revenues as of June 30, 2024 and 2023 was as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2024	June 30, 2023
FedEx Ground - Seattle East Industrial	15.1%	11.6%
Total	15.1%	11.6%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	June 30, 2024	December 31, 2023
Marketable securities—cost	$86	$80
Unrealized gains	26	29
Unrealized losses	(2)	—
Net unrealized gain	24	29
Marketable securities—fair value	$110	$109

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2024 and 2023, marketable securities sold generated proceeds of $22 and zero, respectively, resulting in gross realized gains of $2 and zero, respectively, and gross realized losses of $2 and zero, respectively. During the six months ended June 30, 2024 and 2023, marketable securities sold generated proceeds of $50 and $30,481, respectively, resulting in gross realized gains of $6 and $4,493, respectively, and gross realized losses of $2 and $1,021, respectively.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by mortgages on multifamily properties totaling approximately $1,223,800 of outstanding principal balance as of June 30, 2024.
On February 27, 2024, the Company sold its investments in the X2-B interest-only certificates issued by the CMBS Trust for approximately $1,564, excluding accrued interest. The X2-B interest-only sale resulted in a net realized gain of $22. On March 1, 2024, the Company sold its investments in the X2-A interest-only certificates issued by the CMBS Trust for approximately $6,024, excluding accrued interest. The X2-A interest-only sale resulted in a net realized gain of $443. The sale of the interest-only certificates did not affect the Company's determination that the CMBS Trust is a VIE for which the Company was the primary beneficiary, and therefore the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
Company continued to consolidate the entire CMBS Trust and carry the CMBS Trust's assets and liabilities at fair value on the Company's consolidated balance sheet.
On July 18, 2024, the Company sold its entire investment in the Class D certificates issued by the CMBS Trust for approximately $25,588. Following this sale, the Company did not own any securities issued by the CMBS Trust.
During its ownership of the Class D certificates issued by the CMBS Trust, the Company consolidated the entire CMBS Trust as it determined the CMBS Trust was a VIE for which the Company was the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company did not have any rights to those receivables nor any obligation to those other certificate holders. The Company elected the fair-value measurement alternative under GAAP and thus carried the CMBS Trust's assets and liabilities at fair value in its consolidated balance sheets. The net amount of such consolidated assets and consolidated liabilities represented the Company's actual investment. The Company recognized changes in the CMBS Trust's net assets, including changes in fair-value adjustments and net interest earned, in its consolidated statement of operations. With respect to the Company's consolidated statement of cash flows, the full gross amount of cash interest received from the CMBS Trust net of the full gross amount of cash interest paid to the other certificate holders of the CMBS Trust is contained within the cash flows from operating activities. In addition, payments of principal on a gross basis received by the CMBS Trust is included in cash flows from investing activities, while the payment of such principal on a gross basis to the other certificate holders is included within cash flows from financing activities.
The following table presents the Company's net investment in the CMBS Trust as of the dates shown.

	June 30, 2024	December 31, 2023
Real estate loans held in consolidated CMBS Trust, at fair value	$1,154,171	$1,182,995
Bonds payable held in consolidated CMBS Trust, at fair value	1,128,583	1,150,454
Net investment in CMBS Trust, at fair value	$25,588	$32,541

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
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

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

For the Revolving Commitment, as of June 30, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $44,545 and $47,616, respectively, and the borrowers' outstanding balance was $40,824 and $34,624, respectively. For the Construction Commitment, as of June 30, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $31,628 and $21,341, respectively.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of June 30, 2024 and December 31, 2023, the weighted average interest rate was 7.57% and 7.58%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, Commerce Corner will become a borrowing base property. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of June 30, 2024.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2024 and December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	June 30, 2024	December 31, 2023
Wells Fargo/CIBC	$72,452	$55,965
Deduct: Deferred financing costs, less accumulated amortization	(1,222)	(1,630)
Line of credit, net	$71,230	$54,335

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2024 and December 31, 2023.

		Balance at
Lender	Encumbered Property	June 30, 2024	December 31, 2023	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	16,643	16,816	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,549	6,612	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,532	$189,768
Deduct: Deferred financing costs, less accumulated amortization		(744)	(824)
Mortgage loans payable, net		$188,788	$188,944

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2024 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2024	$239
2025	72,944
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$261,984

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
June 30, 2024
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
The fixed component earned by RREEF America is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed component	$652	$782	$1,300	$1,650
Performance component	—	—	—	—
	$652	$782	$1,300	$1,650

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

For the three months ended June 30, 2024 and 2023, RREEF America incurred $55 and $69 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2024 and 2023, RREEF America incurred $116 and $139 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2024 and December 31, 2023, the Company had a payable to RREEF America of $82 and $57, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of June 30, 2024, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2024 and 2023, the Company amortized $49 and $47, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2024 and 2023, the Company amortized $97 and $93, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of June 30, 2024 and December 31, 2023, the Company has accrued $115 and $129, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,523 and $17,896, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2024 and 2023, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $7 and $44, respectively. For the six months ended June 30, 2024 and 2023, the Dealer Manager earned upfront dealer manager fees totaling $16 and $114, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended June 30, 2024 and 2023, the Dealer Manager incurred zero and $1 respectively, in such costs on behalf of the Company. For the six months ended June 30, 2024 and 2023, the Dealer Manager incurred zero and $4, respectively, in such costs on behalf of the Company. As of June 30, 2024 and December 31, 2023, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2024, estimated accrued Trailing Fees payable in the future of $1,798.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2024, estimated accrued Trailing Fees payable in the future of $6,008.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of June 30, 2024, estimated accrued Trailing Fees payable in the future of $9,172.
For the Fourth Public Offering, as of June 30, 2024, the Company had raised $12,404 in gross proceeds and incurred $1,423 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $545.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2024, total operating expenses of the Company were $5,169, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2024 and December 31, 2023, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Reimbursable under the Advisory Agreement	$82	$57
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	438	239
Accrued Trailing Fees	17,638	18,025
Due to affiliates	$18,158	$18,321

Note to Affiliate	$5,383	$5,383
Unamortized discount	(177)	(274)
Note to Affiliate, net of unamortized discount	$5,206	$5,109

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2024, 12,643 and 28,629 Class T shares were converted to 12,756 and 28,871 Class N shares, respectively. For the three and six months ended June 30, 2023, 40,193 and 225,055 Class T shares were converted to 40,522 and 226,711 Class N shares, respectively.

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

Stock Issuance

During the six months ended June 30, 2024 and 2023, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	No. of shares	Amount	No. of shares	Amount
Class A Shares	2,151	$30	60,768	$959
Class D Shares	2,937	40	222,400	3,628
Class I Shares	162,647	2,236	318,814	4,897
Class M-I Shares	45,832	626	54,558	844
Class N Shares converted from Class T Shares, net	242	—	1,656	—
Class T Shares	—	—	2,879	50
Class T2 Shares	35,143	492	173,192	2,786
Total	248,952	$3,424	834,267	$13,164
There were no Class S Shares issued as of June 30, 2024.

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

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan. Prior to July 1, 2024, the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
share redemption plan (the "Former SRP") offered the opportunity for daily redemptions whereby on a daily basis stockholders could request the redemption of all or any portion of their shares. Under the Former SRP, the redemption price per share was equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5% limit in a calendar quarter, the unused portion generally will be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation was reached on or before the third business day of a calendar quarter, redemption requests during the next quarter would be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter.

On December 9, 2022, the Company's board of directors modified the Former SRP to limit redemptions during the three months ended December 31, 2022 to 5% of the Company's combined NAV as of September 30, 2022. During the fourth quarter of 2022, each quarter of 2023, and the first quarter of 2024, the Company received share redemption requests in excess of 5% of its combined NAV as of the last day of the immediately previous quarter. For these six quarters, the applicable quarterly redemption volume limitation was reached on December 19, 2022, February 23, 2023, April 25, 2023, July 24, 2023, October 9, 2023 and January 4, 2024, respectively. Pursuant to the terms of the Former SRP, all redemption requests received during a calendar quarter prior to such dates were satisfied 100% on a first-come, first-served basis. Redemptions received on these dates were satisfied on a pro rata basis at 11.7%, 43.9%, 57.4%, 34.4%, 62.2% and 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation during these quarters, the Company did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

Pursuant to the terms of the Former SRP, because the quarterly redemption volume limitation for the first quarter of 2024 was reached on the third business day of such quarter, redemption requests received during the quarter ending June 30, 2024 were satisfied in accordance with the per stockholder allocation as described above.

During the three and six months ended June 30, 2024 and 2023, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	3,007	$13.64	$41
Class I	24,214	13.75	333
Class T	869	13.70	12
Class D	73,631	13.75	1,012
Class N	1,205	13.61	16
Class M-I	2,126	13.63	29
Class T2	818	13.51	11

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	227,465	$13.65	$3,104
Class I	709,106	13.74	9,742
Class T	869	13.70	12
Class D	116,887	13.75	1,608
Class N	1,701	13.63	23
Class M-I	2,126	13.63	29
Class T2	39,843	13.60	542

Three Months Ended June 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	26,111	$14.87	$388
Class I	707,863	14.96	10,588
Class T	3,117	14.99	47
Class D	369,068	14.98	5,527
Class N	4,683	14.87	70
Class M-I	—	—	—
Class T2	—	—	—

Six Months Ended June 30, 2023	Shares	Weighted Average Share Price	Amount
Class A	175,256	$16.10	$2,822
Class I	1,218,269	15.54	18,933
Class T	17,116	16.02	273
Class D	673,779	15.52	10,458
Class N	159,849	15.97	2,554
Class M-I	—	—	—
Class T2	5,410	16.08	87

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

On June 21, 2024, the Company's board of directors amended and restated the Company's share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders of the Company may request, on a monthly basis, that the Company redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of the Company’s combined

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
NAV per month and no more than 5.0% of the Company’s combined NAV per calendar quarter, with the Company’s combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, the Company will post the Redemption Price for each class of shares of common stock on its website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, the Company may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

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

While there is no minimum holding period, purchased shares (excluding shares acquired via the Company's distribution reinvestment plan) redeemed within 365 days of the date of purchase will be redeemed at the Company's NAV per share of the class of shares being redeemed on the Redemption Date less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.

In the event that any stockholder fails to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, the Company may redeem all of the shares held by that stockholder at the Redemption Price in effect for the month in which such shares are redeemed by the Company, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company's NAV.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,034	$14.90	5,034	$14.90
Changes during the period:
Granted	5,442	13.78	5,442	13.78
Vested	(5,034)	14.90	(5,034)	14.90
Forfeited	—	—	—	—
Outstanding, end of period	5,442	13.78	5,442	13.78
Amount included in general and administrative expenses	$20		$39

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,869	$17.40	1,869	$17.40
Changes during the period:
Granted	5,034	14.90	5,034	14.90
Vested	(1,869)	17.40	(1,869)	17.40
Forfeited	—	—	—	—
Outstanding, end of period	5,034	14.90	5,034	14.90
Amount included in general and administrative expenses	$15		$26

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and six months ended June 30, 2024 and 2023.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net loss before performance fee	$(2)	$(6)	$—	$(2)	$—	$—	$(1)	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(2)	$(6)	$—	$(2)	$—	$—	$(1)	$—
Denominator - weighted average number of common shares outstanding	4,065,204	10,655,712	84,337	2,496,957	600,317	536,155	632,625	75,000
Basic and diluted net loss per share:	$—	$—	$—	$(0.01)	$—	$—	$—	$—

	Six Months Ended June 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$12	$30	$—	$7	$2	$1	$2	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$12	$30	$—	$7	$2	$1	$2	$—
Denominator - weighted average number of common shares outstanding	4,052,640	10,588,531	90,523	2,519,840	591,969	524,961	623,463	75,000
Basic and diluted net income per share:	$—	$—	$—	$(0.02)	$—	$—	$—	$—

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)
The tables below shows the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period.

	Three Months Ended
	March 31, 2024	June 30, 2024	Six Months Ended June 30, 2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484
Distributions paid or payable in cash	$1,912	$1,954	$3,866
Distributions reinvested	2,010	2,006	4,016
Distributions declared	$3,922	$3,960	$7,882
Class A Shares issued upon reinvestment	33,805	33,408	67,213
Class I Shares issued upon reinvestment	70,863	71,517	142,380
Class T Shares issued upon reinvestment	500	476	976
Class D Shares issued upon reinvestment	24,960	24,398	49,358
Class N Shares issued upon reinvestment	4,936	5,061	9,997
Class M-I Shares issued upon reinvestment	6,365	6,780	13,145
Class T2 Shares issued upon reinvestment	5,347	5,523	10,870

	Three Months Ended
	March 31, 2023	June 30, 2023	Six Months Ended June 30, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477	$0.22491
Distributions paid or payable in cash	$2,129	$2,107	$4,236
Distributions reinvested	2,357	2,227	4,584
Distributions declared	$4,486	$4,334	$8,820
Class A Shares issued upon reinvestment	31,585	34,718	66,303
Class I Shares issued upon reinvestment	78,943	83,047	161,990
Class T Shares issued upon reinvestment	836	459	1,295
Class D Shares issued upon reinvestment	28,498	21,117	49,615
Class N Shares issued upon reinvestment	3,849	4,726	8,575
Class M-I Shares issued upon reinvestment	3,099	3,645	6,744
Class T2 Shares issued upon reinvestment	4,350	4,653	9,003

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2024	June 30, 2024	Six Months Ended June 30, 2024
Class A	$767	$774	$1,541
Class I	2,178	2,209	4,387
Class T	19	16	35
Class D	573	563	1,136
Class N	131	135	266
Class M-I	116	121	237
Class T2	121	125	246
Class Z	17	17	34
Distributions declared	$3,922	$3,960	$7,882

	Three Months Ended
	March 31, 2023	June 30, 2023	Six Months Ended June 30, 2023
Class A	$783	$799	$1,582
Class I	2,575	2,490	5,065
Class T	40	28	68
Class D	725	633	1,358
Class N	153	155	308
Class M-I	86	93	179
Class T2	107	119	226
Class Z	17	17	34
Distributions declared	$4,486	$4,334	$8,820

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $9 and zero for the three months ended June 30, 2024 and 2023, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $66 and $27 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

For the three and six months ended June 30, 2024 and 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2024 and December 31, 2023 and net income (loss) for the three and six months ended June 30, 2024 and 2023.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of June 30, 2024	$382,881	$110	$1,154,171	$1,537,162
Receivables	6,417	—	4,377	10,794
Deferred leasing costs	2,069	—	—	2,069
Prepaid and other assets	1,604	—	—	1,604
Subtotal	$392,971	$110	$1,158,548	$1,551,629

Reconciliation to total assets of June 30, 2024
Carrying value per reportable segments				$1,551,629
Other assets				6,367
Total assets				$1,557,996

Carrying value as of December 31, 2023	$373,806	$109	$1,182,995	$1,556,910
Receivables	5,210	—	4,238	9,448
Deferred leasing costs	2,647	—	—	2,647
Prepaid and other assets	1,393	—	—	1,393
Subtotal	$383,056	$109	$1,187,233	$1,570,398

Reconciliation to total assets of December 31, 2023
Carrying value per reportable segments				$1,570,398
Other assets				6,358
Total assets				$1,576,756

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2024	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$10,384	$—	$—	$10,384
Investment income on marketable securities	—	1	—	1
Total revenues	10,384	1	—	10,385
Segment operating expenses	(2,926)	(7)	—	(2,933)
Net unrealized change in fair value of investment in marketable securities	—	(2)	—	(2)
Change in net assets of consolidated CMBS trust	—	—	177	177
Operating income (loss) - segments	$7,458	$(8)	$177	$7,627

Three Months Ended June 30, 2023
Property related income	$10,714	$—	$—	$10,714
Investment income on marketable securities	—	1	—	1
Total revenues	10,714	1	—	10,715
Segment operating expenses	(3,361)	(6)	—	(3,367)
Net realized gain on sale of real estate	15,426	—	—	15,426
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	2	—	2
Change in net assets of consolidated CMBS trust	—	—	657	657
Operating income (loss) - segments	$22,648	$(3)	$657	$23,302

	Three Months Ended June 30,
Reconciliation to net income	2024	2023
Operating income - segments	$7,627	$23,302
Interest Income	32	—
General and administrative expenses	(664)	(587)
Advisory expenses	(652)	(782)
Depreciation	(2,367)	(2,890)
Amortization	(795)	(978)
Operating income	3,181	18,065
Interest expense	(3,192)	(3,284)
Net (loss) income	$(11)	$14,781

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2024	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$20,270	$—	$—	$20,270
Investment income on marketable securities	—	2	—	2
Total revenues	20,270	2	—	20,272
Segment operating expenses	(5,954)	(12)	—	(5,966)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon partial sale of investment in CMBS Trust	—	—	465	465
Net unrealized change in fair value of investment in marketable securities	—	(5)	—	(5)
Change in net assets of consolidated CMBS trust	—	—	382	382
Operating income (loss) - segments	$14,316	$(11)	$847	$15,152

Six Months Ended June 30, 2023
Property related income	$23,882	$—	$—	$23,882
Investment income on marketable securities	—	44	—	44
Total revenues	23,882	44	—	23,926
Segment operating expenses	(6,562)	(14)	—	(6,576)
Net realized gain on sale of real estate	15,968	—	—	15,968
Net realized gain upon sale of marketable securities	—	3,472	—	3,472
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,281)	—	(1,281)
Change in net assets of consolidated CMBS trust	—	—	1,422	1,422
Operating income - segments	$33,157	$2,221	$1,422	$36,800

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30,
Reconciliation to net income	2024	2023
Operating income - segments	$15,152	$36,800
Interest Income	60	—
General and administrative expenses	(1,351)	(1,263)
Advisory expenses	(1,300)	(1,650)
Depreciation	(4,709)	(5,713)
Amortization	(1,308)	(2,945)
Operating income	6,544	25,229
Interest expense	(6,490)	(6,343)
Net income	$54	$18,886

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

NOTE 17 — SUBSEQUENT EVENTS

Except as disclosed above in Notes 7 and 10, the Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since June 30, 2024.

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

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2024, we owned 13 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of June 30, 2024, our weighted average remaining lease term for active leases was 3.6 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2024:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	—	—%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	1	81.4
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	5	100.0
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	10	94.2
Providence Square(4)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	41	89.2
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	—	—
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	5	96.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	99.7
Residential Total		410,584	444	99.7
Grand Total		1,809,573	47/444	94.9%

(1) Leased percentage is based on executed leases as of June 30, 2024, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of June 30, 2024, our real estate equity securities portfolio consisted of publicly-traded common stock of 30 REITs with a value of $110 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

The Class D certificates contain certain rights which under GAAP are considered the controlling class because they provide the owner with the power to direct the activities that most significantly impact the performance of the CMBS Trust. As a result, we were required to consolidate the CMBS Trust. In addition, we elected the fair value option under GAAP and thus reported all the assets of the CMBS Trust as real estate loans held in consolidated CMBS Trust at fair value, and we reported bonds payable held in consolidated CMBS Trust at the fair value of all the certificates that we did not own. As of June 30, 2024, these amounts were $1,154,171 and $1,128,583, respectively. However, the amount of such liability and their related assets can only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the CMBS Trust. Accordingly, we did not have any rights to those receivables from, nor any obligation to, those other certificate holders. The net difference between the above referenced amounts represented the amount of our actual investment.

In February and March 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust for approximately $7,588, excluding accrued interest. The sale of the interest-only certificates did not affect the accounting treatment described in the previous paragraph.

In July 2024, we sold our entire investment in the Class D certificates issued by the CMBS Trust for approximately $25,588. After this sale, we do not own any securities issued by the CMBS Trust.

Market Outlook

Commercial Real estate values have gradually increased during the six months ended June 30, 2024, according to the General Services Administration in June 2024. The nascent recovery is subject to changes in the capital markets, but we believe that the balance of risks tilts toward lower, not higher, interest rates. The core Personal Consumption Expenditure (PCE) index increased 2.6% (year-over-year) in May 2024, but excluding housing, which we believe is a lagging component, it increased 2.0% year-over-year, in line with the Federal Reserve’s target in June 2024. While the Federal Reserve is in no hurry to cut interest rates, we believe that it will do so as falling housing measures result in a continued decrease of PCE inflation.

The Federal Reserve’s quarterly Summary of Economic Projections in June 2024 suggests that once it begins to cut interest rates, it will continue over time until such rates fall below 3.0% . We believe that long-term rates will not drop as much as short-term rates, in large part due to the currently inverted yield curve, as noted by the Federal Reserve in June 2024. However, according to DWS and the Federal Reserve, history shows a strong (0.9) correlation between long- and short-term rates, implying that directionally, the former will come down as well. Lower long-term yields could compress capitalization rates, supporting real estate values. Regardless of whether and to the extent that short-term and long-term interest rates fall below current levels, however, we believe that real estate is positioned to deliver competitive returns. The combination of falling real estate values and resilient net operating incomes (NOI) has lifted income returns to their highest levels in nearly a decade, according to the National Council of Real Estate Fiduciaries (NCREIF) in March 2024. Moreover, we believe that the outlook for rent growth is increasingly bright.

Fundamentals have softened, based on data from NCREIF: vacancies increased 80 basis points from the second quarter of 2022 to 6.1% in the first quarter of 2024 (although they remained well below their 33-year average of 8.5%), while NOI growth decelerated from 11.5% (year-over-year) to 5.4%. In part, the slowdown, as evidenced in the NCREIF data from March 2024, reflects a reset from the pandemic, when, according to CBRE’s Economic Analysis (CBRE-EA) in March 2024, e-commerce and social distancing fueled booming demand in the industrial and residential sectors. Also according to CBRE-EA in March 2024, apartment absorption has since rebounded, a pattern that in our view will be repeated in the industrial sector. Thereafter, we believe that structural forces, including housing shortages for the residential sector and e-commerce for the industrial sector, will propel demand.

A larger factor has been a wave of development triggered by the COVID-19 pandemic demand surge, according to CBRE-EA in March 2024, when industrial and apartment supply reached record levels in 2023 and the first quarter of 2024. However, based on sector weights from NCREIF in March 2024, Costar data shows construction starts have dropped 67% from their 2022 peak, pointing to a sharp reduction in deliveries in 2025. As demand revives from the lows associated with the COVID-19 pandemic into an emerging supply void, we believe that fundamentals will strengthen materially, supporting rental growth averaging 3%-4% annually over several years (more in the industrial sector, less in the office sector).

In our view, elevated yields and robust rent growth prospects are launching a new cycle, one driven by cash flows rather than capitalization rate compression, which is unsustainable in perpetuity. We believe capitalization rates could fall too, if and when interest rates decline, and we believe investors should position for that eventuality. Regardless, we believe that the ingredients are in place for a rewarding real estate recovery.

Results of Operations

As of June 30, 2024, we owned 13 properties, a small portfolio of real estate equity securities and a real estate loan investment as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and six months ended June 30, 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Property related income	$10,384	$10,714	$(330)	$20,270	$23,882	$(3,612)
Interest income	32	—	32	60	—	60
Investment income on marketable securities	1	1	—	2	44	(42)
Total revenues	10,417	10,715	(298)	20,332	23,926	(3,594)
Expenses
General and administrative expenses	671	593	78	1,363	1,277	86
Property operating expenses	2,926	3,361	(435)	5,954	6,562	(608)
Advisory fees	652	782	(130)	1,300	1,650	(350)
Depreciation	2,367	2,890	(523)	4,709	5,713	(1,004)
Amortization	795	978	(183)	1,308	2,945	(1,637)
Total operating expenses	7,411	8,604	(1,193)	14,634	18,147	(3,513)
Net realized gain upon sale of real estate	—	15,426	(15,426)	—	15,968	(15,968)
Net realized gain upon sale of marketable securities	—	—	—	4	3,472	(3,468)
Loss on extinguishment of debt	—	(131)	131	—	(131)	131
Net realized gain upon partial sale of investment in CMBS Trust	—	—	—	465	—	465
Net unrealized change in fair value of investment in marketable securities	(2)	2	(4)	(5)	(1,281)	1,276
Change in net assets of consolidated CMBS Trust	177	657	(480)	382	1,422	(1,040)
Operating income	3,181	18,065	(14,884)	6,544	25,229	(18,685)
Interest expense	(3,192)	(3,284)	92	(6,490)	(6,343)	(147)
Net (loss) income	$(11)	$14,781	$(14,792)	$54	$18,886	$(18,832)

Three and Six Months Ended June 30, 2024 and 2023

Property Related Income

Our property related income for the three months ended June 30, 2024 decreased compared to the 2023 period primarily due to the dispositions of the Allied Drive property on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. These decreases were partially offset by the Allstate Insurance Company early lease termination for which we recognized $1,465 in termination income for the three months ended June 30, 2024. Our property related income for the six months ended June 30, 2024 decreased compared to the 2023 period primarily due to the dispositions of the Allied Drive property on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, and the 2023 Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. These decreases were partially offset by the 2024 Allstate Insurance Company early lease termination for which we recognized $2,400 in termination income for the six months ended June 30, 2024.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in lower investment income for the three and six months ended June 30, 2024 compared to the 2023 periods. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market conditions improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three and six months ended June 30, 2024 were directors and officers insurance, audit fees and legal costs. Compared to the three and six months ended June 30, 2023, the 2024 periods saw higher legal, income tax, tax consulting, and independent director compensation.

Property Operating Expenses

Property operating expenses for the three and six months ended June 30, 2024 decreased from the same period in 2023 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, which was partially offset by higher costs at several properties generally for insurance, professional fees, legal, utilities and snow removal.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2024 periods compared to the 2023 periods which is commensurate with the overall decrease in our average NAV due to higher share redemptions as well as property valuation declines.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2024 and 2023, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation and amortization decreased for the three and six months ended June 30, 2024 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. For the three months ended June 30, 2024 this decrease was partially offset by $287 related to acceleration of lease commission amortization at Heritage Parkway due to the Allstate Insurance Company lease termination. Additionally for the six months ended June 30, 2024, amortization declined significantly from the same period in 2023 due to the 2023 recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

Sale of Real Estate

On January 12, 2023, we sold a small portion of land and granted an easement over land to a state authority with a combined total area of approximately 0.4 acres from The Flats at Carrs Hill property for approximately $657, resulting in a net realized gain of $542.

On June 26, 2023, we sold the Allied Drive property for $41,900, resulting in a net realized gain of $15,426.

Marketable Securities

Historically, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in a net realized gain to us of approximately $3,472. Thereafter, due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis, resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Gain Upon Partial Sale of Investment in CMBS Trust

In February and March of 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust, resulting in net realized gains of $465.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased an investment in CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. On July 18, 2024, we sold our entire investment in the Class D certificates issued by the CMBS Trust for $25,588 in a transaction with an unaffiliated third party. Such transaction represented the most reliable evidence of the fair value of our CMBS investment and accordingly we have reflected this fair value in our consolidated financial statements as of and for the three and six months ended June 30, 2024. As a result, the increase in net assets of the CMBS Trust is was relatively nominal compared to the prior periods.

Interest Expense

The lower interest expense for the three months ended June 30, 2024 compared to the 2023 period was primarily due to a lower weighted average outstanding balance on the Wells Fargo Line of Credit, partially offset by a higher weighted average interest rate of 7.6% compared to 6.8% for the 2023 period. For the six months ended June 30, 2024, the higher interest expense compared to the 2023 period was primarily due to a higher weighted average interest rate on the Wells Fargo Line of Credit of 7.6% compared to 6.6% for the 2023 period, partially offset by a lower weighted average outstanding balance. Our total outstanding loan balance as of June 30, 2024 consisted of 72% fixed rate loans and 28% floating rate loans.

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

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. While inflation has more recently declined, when the economy will see a reduction of inflation to historical averages remains subject to countless economic, regulatory and population driven variables.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon Corporation ("BNY") in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share repurchase plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNY.

Each class of our common stock has an undivided interest in our assets and liabilities, other than class-specific liabilities. In accordance with the valuation guidelines, BNY calculates our NAV per share for each class after the end of each business day, using a process that reflects several components, including, but not limited to, (1) estimated values of each of our properties based upon individual appraisal reports provided periodically by our independent valuation advisor and other third-party independent valuation firms, (2) the value of our liquid assets for which third party market quotes are available, (3) estimated values of our other real estate equity securities and non-held-to-maturity real estate loan investments, as provided by independent valuation agents, and (4) estimated accruals and amortizations of our operating revenues and expenses, including our organization and offering expenses. No rule or regulation requires that we calculate NAV in a certain way. While we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase or redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.

At the end of each business day, before taking into consideration additional issuances of shares of capital stock, redemptions or class-specific fee accruals for that day, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV. Changes in our daily NAV will include, without limitation and as applicable, daily accruals and amortizations of our net portfolio income, interest expense, unrealized/realized gains and losses on assets, offering costs and any expense reimbursements. Costs incurred by us under the expense support agreement will be allocated to all classes of shares of our common stock on a pro rata basis as and when such amounts are reimbursed to our advisor. In addition, offering costs associated with all of our offerings (including any private offerings) will be allocated to all classes, on a pro rata basis. The net portfolio income will be calculated and accrued on the basis of data extracted from (1) the monthly budget for each property and at the company level, including organization and offering expenses and certain operating expenses, (2) interest accruals and premium or discount amortization on real estate loans, (3) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our advisor becomes aware of such events and the relevant information is available, (4) material investment acquisitions and dispositions occurring during the month and (5) reports from other vendors impacting our aggregate NAV. Acquisition costs with respect to each acquired property are amortized on a daily basis into our NAV over a five-year period following the acquisition date. Costs of purchasing or originating real estate loan investments will be amortized over the term of the investment. On an ongoing basis, BNY will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals for which financial information is available.

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

Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), the deduction of any other liabilities and the allocation of income and expenses, BNY will incorporate any class-specific adjustments to our NAV, including additional issuances and redemptions of our common stock and accruals of class-specific fees such as distribution fees. Our share classes may have different fee accruals associated with the advisory fee we will pay our advisor because the performance component of our advisory fee is calculated separately with respect to each class. At the close of business on the date that is one business day after each record date for any declared distribution, which we refer to as the “distribution adjustment date,” our NAV for each class will be reduced to reflect the accrual of our liability to pay the distribution to our stockholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.

The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2024:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$495,500	$25.55	$25.72	$25.80	$25.74	$25.55	$25.54	$25.44	$25.75
Investments in real estate equity securities (2)	110	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Real estate loans held in consolidated CMBS Trust, net (3)	27,616	1.42	1.43	1.44	1.44	1.43	1.42	1.42	1.43
Other assets, net (4)	10,813	0.56	0.56	0.56	0.56	0.56	0.56	0.56	0.56
Line of credit (5)	(72,452)	(3.74)	(3.76)	(3.77)	(3.77)	(3.74)	(3.74)	(3.72)	(3.76)
Mortgage loans payable (5)	(189,532)	(9.78)	(9.84)	(9.87)	(9.85)	(9.78)	(9.78)	(9.74)	(9.84)
Other liabilities, net (4)	(11,679)	(0.60)	(0.61)	(0.63)	(0.60)	(0.60)	(0.58)	(0.60)	(0.64)
Net asset value	$260,376	$13.42	$13.51	$13.54	$13.53	$13.43	$13.43	$13.37	$13.51
Note: No Class S shares were outstanding as of June 30, 2024.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of June 30, 2024, the value of our investments in real estate was approximately 6.8% more than their historical cost.

(2)  As of June 30, 2024, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 27.7% more than their historical cost.

(3) Under GAAP, we were required to consolidate the CMBS Trust because we had the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we elected the fair value option available under GAAP and therefore recorded our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost, and as such, we valued our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. As of June 30, 2024, the amortized cost of our net investment in real estate loans held in consolidated CMBS Trust was approximately 7.9% more than its carry value under GAAP. In July 2024, we decided to reclassify our investment in the CMBS Trust as available for sale, at which time we adjusted the valuation of our investment in the CMBS Trust to estimated fair value based on a valuation from an independent valuation agent. We subsequently sold our investment in the CMBS Trust for approximately $25,588.

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

As of June 30, 2024, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of June 30, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	10.00%	8.59%
Retail properties	7.56%	6.54%
Industrial properties	7.23%	5.63%
Residential properties	6.83%	5.58%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of June 30, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.0)%	(1.9)%
Retail properties	(1.8)%	(2.2)%
Industrial properties	(1.9)%	(2.7)%
Residential properties	(1.9)%	(2.6)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2024.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$122,893	$6.34	$6.37	$6.38	$6.38	$6.35	$6.35	$6.30	$6.37
Plus:
Unrealized gain on real estate investments (1)	31,556	1.63	1.64	1.64	1.64	1.63	1.63	1.62	1.64
Difference in net assets of consolidated CMBS Trust (2)	2,029	0.10	0.11	0.11	0.11	0.10	0.10	0.10	0.11
Accumulated depreciation (3)	53,698	2.77	2.79	2.80	2.79	2.77	2.77	2.76	2.79
Accumulated amortization (3)	33,013	1.70	1.71	1.72	1.72	1.70	1.70	1.70	1.71
Deferred offering costs and expenses (4)	22,332	1.15	1.16	1.16	1.16	1.15	1.15	1.15	1.16
Less:
Deferred rent receivable (5)	(5,145)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)	(0.26)	(0.27)
Net asset value	$260,376	$13.42	$13.51	$13.54	$13.53	$13.43	$13.43	$13.37	$13.51
Note: No Class S shares were outstanding as of June 30, 2024.

(1) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(2) Under GAAP, we were required to consolidate the CMBS Trust because we had the power to direct certain activities of the CMBS Trust that may most significantly affect the performance of the CMBS Trust. In connection therewith, we elected the fair value option available under GAAP and therefore recorded our investment in the consolidated CMBS Trust at fair value in our GAAP-based consolidated financial statements. If not for the consolidation requirement, GAAP allows debt investments classified as held-to-maturity to be recorded at amortized cost, and as such, we were reflecting our investment in the consolidated CMBS Trust at amortized cost for purposes of determining our NAV. In July 2024, we decided to reclassify our investment in the CMBS Trust as available for sale, at which time we adjusted the valuation of our investment in the CMBS Trust to estimated fair value based on a valuation from an independent valuation agent. We subsequently sold our investment in the CMBS Trust for approximately $25,588.

(3) Recording of depreciation and amortization are required under GAAP for historical cost financial statements. Because we include our investments in real estate at fair value when determining our NAV, the accumulated depreciation and amortization recorded under GAAP are eliminated for purposes of determining our NAV.

(4) The deferred costs and expenses of $22,332 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $17,523 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,010 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(11)	$14,781	$54	$18,886
Real estate related depreciation	2,367	2,890	4,709	5,713
Real estate related amortization	795	978	1,308	2,945
Realized gain on sale of real estate	—	(15,426)	—	(15,968)
Net realized gain upon partial sale of investment in CMBS Trust	—	—	(465)	—
NAREIT defined FFO	$3,151	$3,223	$5,606	$11,576
Straight line rents, net	(1,928)	(127)	(1,247)	(263)
Amortization of above- and below-market lease intangibles, net	(113)	(109)	(227)	(2,569)
Amortization of lease incentive	26	26	52	52
Loss on extinguishment of debt	—	131	—	131
Net unrealized change in fair value of investment in marketable securities	2	(2)	5	1,282
Net unrealized change in fair value of investment in CMBS Trust	(177)	(351)	(169)	(810)
Amortization of restricted stock awards	20	15	39	25
Amortization of deferred financing costs	244	163	488	266
Amortization of discount on note to affiliate	49	47	97	93
AFFO	$1,274	$3,016	$4,644	$9,783

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of June 30, 2024, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $8,465.

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

For the Revolving Commitment, as of June 30, 2024, the borrowers' maximum borrowing capacity was $44,545, and the borrowers' outstanding balance was $40,824. For the Construction Commitment, as of June 30, 2024, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was

$31,628. The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of June 30, 2024, the weighted average interest rate was 7.57%.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, we expect that Commerce Corner will become a borrowing base property. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2024, we were in compliance with all covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2024. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,643	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,549	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,532

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2024 are as follows:

Year	Amount
Remainder of 2024	$239
2025	72,944
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$261,984

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2024, we owed $82 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2024, we raised $460,658 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2024, our total operating expenses (as defined in our charter) were $5,169, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2024 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of June 30, 2024, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2024 was $4,438 while cash flow provided by operating activities during the six months ended June 30, 2023 was $7,373. The 2024 period was lower than the 2023 period primarily due to property sales in mid 2023, as well as a couple of spaces that were vacant in 2024 but not in 2023. These decreases were partially offset by the recognition of termination income due to the Allstate Insurance Company lease termination at Heritage Parkway, and low deferred leasing cost payments for new and renewed leases.

Cash flow used in investing activities of $4,121 for the six months ended June 30, 2024 was driven by improvements to our real estate investments, primarily for construction of the Commerce Expansion, partially offset by the sale of our interest-only certificates issued by the CMBS Trust. Cash flow provided by investing activities during the six months ended June 30, 2023 was $69,860, which was driven by the sale of our Allied Drive property in June 2023 and near full liquidation of our securities portfolio.

Cash flow used in financing activities was $748 for the six months ended June 30, 2024. We used the proceeds from the sale of our interest-only certificates issued by the CMBS trust to make payments against our outstanding balance on the Wells Fargo Line of Credit. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions and costs of the Commerce Expansion.

Cash flow used in financing activities was $72,703 for the six months ended June 30, 2023. This was primarily due to proceeds from the sale of our Allied Drive property, the sale of our securities portfolio and the refinance of the mortgage loan on The Flats at Carrs Hill. The proceeds from each of these activities was used to reduce the outstanding balances on our Wells Fargo Line of Credit. Additionally, we paid financing costs of $1,109 to amend and extend our Wells Fargo Line of Credit, as well as to refinance the mortgage loan on The Flats at Carrs Hill. We used capital raise in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Distributions

Our board of directors has authorized and we declared cash distributions for each month which were payable monthly for each share of our common stock outstanding. The table below shows the aggregate declared distribution amount per share for each period presented. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

	Three Months Ended
	March 31, 2024	June 30, 2024	Six Months Ended June 30, 2024
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484
Distributions paid or payable in cash	$1,912	$1,954	$3,866
Distributions reinvested	2,010	2,006	4,016
Distributions declared	$3,922	$3,960	$7,882

Net cash provided by Operating Activities:	$2,701	$1,737	$4,438

Funds From Operations:	$2,455	$3,151	$5,606

For the six months ended June 30, 2024, our distributions were covered 56.3% by cash flow from operations and 43.7% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

The payment of distributions from sources other than cash flow from operations or FFO may be dilutive to our NAV per share because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Redemptions

For details on our redemptions, please see Note 10 (“Capitalization”) to our consolidated financial statements included in this quarterly report on Form 10-Q. Also see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Plan.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of June 30, 2024, we had $72,452 outstanding under our Wells Fargo line of credit bearing interest at approximately 7.57%, representing approximately a 64.7% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $362 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, recent bank failures, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2024, we owned marketable securities with a value of $110. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2024 would result in a change of $11 to the unrealized gain or loss on marketable securities.
We sold our investment in the CMBS Trust in July 2024. Prior to the sale, we were exposed to market risk with respect our investment in the CMBS Trust due to changes in its fair value. We were required to consolidate the entire CMBS Trust because we had the power to control certain activities of the CMBS Trust that could most affect the performance of the CMBS Trust. Under GAAP, we elected to record the CMBS Trust at fair value which means we recorded an asset that encompasses the full amount of all outstanding securities issued by the CMBS Trust, and a liability for the amount of the CMBS Trust's securities which we did not own. While all of the underlying loans have fixed interest rates, the fair value of the CMBS Trust may be influenced by interest rates, market pricing of similar CMBS securities, investor sentiment for CMBS investments generally, the performance of the underlying loans and other factors. As of June 30, 2024, our net investment in the CMBS Trust was valued at $25,588. While it is difficult to project how the various factors will impact the fair value of the CMBS Trust, a 10% change in the value of our investment in the CMBS Trust would have resulted in a change to the unrealized gain or loss of $2,559.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2024, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 or under Item 1A. of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

There is no public trading market for shares of our common stock; therefore, your ability to dispose of your shares will likely be limited to redemption by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for you to dispose of your shares and such redemptions are limited by the share redemption plan. The redemption price for your shares is not based on the price at which you initially purchased your shares. Subject to limited exceptions, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of their purchase date will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share redemption plan. See “Share Purchases and Redemptions—Redeeming Shares—Short-Term Trading Discounts.”

In addition, we may redeem your shares if you fail to maintain a minimum balance of $500 in shares, even if your failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of their purchase date. See “Share Purchases and Redemptions—Redeeming Shares—Minimum Account Redemptions.”

Our ability to redeem your shares may be limited, and our board of directors may modify or suspend our share redemption plan at any time.

The total amount of shares that we will redeem in any month will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and, in any calendar quarter, 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. Since December 2022, we have consistently received share redemption requests during each quarter in excess of 5% of our NAV, and we may in the future receive redemption requests in excess of the monthly and quarterly volume limitation. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future, in certain circumstances, make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be redeemed as of any given month are not redeemed, shares submitted for redemption during such month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month.

The majority of our assets consists of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share redemption plan), or none at all. In addition, our board may modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Upon suspension of our share redemption plan, the board of directors must affirmatively authorize the recommencement of the plan before stockholder requests will be considered again. Because our board of directors is not required to authorize the recommencement of the share redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares redeemed by us may be limited and at times you may not be able to liquidate your investment. For more information see “Share Purchases and Redemptions—Redeeming Shares—Redemption Limitations.”

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the daily price at which we sell shares and the monthly price at which we redeem shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, our NAV calculations, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations, which are based on market values that assume a willing buyer and seller, may differ from liquidation values that could be realized in the event that we were forced to sell assets. You should carefully review the disclosure of our valuation policies and how NAV will be calculated, under “Net Asset Value Calculation and Valuation Guidelines.”

Due to daily fluctuations in our NAV, the price at which your purchase is executed could be higher than our NAV per share at the time you submit your purchase order, and the price at which your redemption is executed could be lower than our NAV per share at the time you submit your redemption request.

The purchase price for shares of our common stock is determined at the end of each business day based on our NAV and is not based on any established trading price. See “Net Asset Value Calculation and Valuation Guidelines.” Each accepted purchase order will be executed at a price equal to our NAV per share for the class of shares being purchased next determined after the purchase order is received in proper form and processed, plus, for certain classes of shares, up-front selling commissions and dealer manager fees. For example, if a purchase order is received and processed on a business day and before the close of business (4:00 p.m. Eastern time) on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased as determined after the close of business on that day, plus any applicable up-front selling commissions and dealer manager fees. If a purchase order is received and processed on a business day, but after the close of business on that day, the purchase order will be executed at a purchase price equal to our NAV per share for the class of shares being purchased as determined after the close of business on the next business day, plus any applicable up-front selling commissions and dealer manager fees. See “Share Purchases and Redemptions—Buying Shares.” As a result of this process, you will not know the purchase price at the time you submit your purchase order. The purchase price per share at which your purchase order is executed could be higher than the NAV per share on the date you submitted your purchase order.

The redemption price for shares of our common stock for a given month is determined at the end of a business day which is at least 10 business days prior to the last business day of such month. Received and processed redemption requests will be effected at the redemption price for the class of shares being redeemed (subject to a 2% short-term trading discount for purchased shares, excluding shares acquired via our distribution reinvestment plan, held less than 365 days from their purchase date). See “Share Purchases and Redemptions—Redeeming Shares—General.” As a result of this process, you may not know the redemption price at the time you submit your redemption request. The redemption price per share at which your redemption request is executed could be lower than the NAV per share on the date you submitted your redemption request and it could be lower than the NAV per share on the date your redemption request is transacted.

Economic events that may cause our stockholders to request that we redeem their shares, or that may reduce our ability to raise capital, may materially adversely affect our cash flow and our ability to achieve our investment objectives.

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to pandemics, inflation, higher interest rates or global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the conflicts between Russia and Ukraine and between Israel and Hamas), could cause our stockholders to seek to sell their shares to us pursuant to our share redemption plan. The total amount of redemptions in any month will be limited to common stock of all classes whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and in any calendar quarter, 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. Since December 2022, we have consistently received share redemption requests during each quarter in excess of 5% of our NAV, and we may in the future continue to receive share redemption requests in excess of the monthly and quarterly volume limitation. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future, in certain circumstances, make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Even if we decide to satisfy all resulting redemption requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.

Similarly, such economic events may reduce our ability to raise sufficient capital for investment, or to fund our ongoing operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we completed the sale of 2,937 shares of our Class D Shares for an aggregate purchase price of approximately $40. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received no commissions in connection with the transactions described herein.

Share Redemption Plan

On November 27, 2012, we adopted a share redemption plan (the "Former SRP") whereby on a daily basis stockholders could request that we repurchase all or a portion of their shares of common stock. Pursuant to the the terms of the Former SRP, the redemption price per share was equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5.0% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5.0% limit in a calendar quarter, the unused portion generally would be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10.0% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there was no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of an investor's initial date of purchase would be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares being redeemed.

On December 9, 2022, our board of directors modified the Former SRP to limit redemptions during the three months ended December 31, 2022 to 5.0% of our combined NAV as of September 30, 2022. During the fourth quarter of 2022, each quarter of 2023 and the first quarter of 2024, we received share redemption requests in excess of 5.0% of our combined NAV as of the last day of the immediately previous quarter. For these six quarters, we reached our applicable quarterly redemption volume limitation on December 19, 2022, February 23, 2023, April 25, 2023, July 4, 2023, October 9, 2023, and January 4, 2024, respectively. Pursuant to the terms of the Former SRP, all redemption requests received during a calendar quarter prior to such dates were satisfied 100% on a first-come, first-served basis. Redemptions received on these dates were satisfied on a pro rata basis at 11.7%, 43.9%, 57.4%, 34.4%, 62.2% and 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation during these quarters, we did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

Pursuant to the terms of our Former SRP, as the quarterly redemption volume limitation was reached on the third business day of the quarter ending March 31, 2024, redemption requests during the quarter ending June 30, 2024 were satisfied on a stockholder by stockholder basis, which was referred to as the per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders were allowed to request redemption at any time during the quarter ending June 30, 2024, via one or more requests, of a total number of shares that in the aggregate did not exceed 5% of the shares of common stock the stockholder held as of March 31, 2024.

The following table sets forth information regarding redemptions of shares of our common stock by month under the Former SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2024	96,214	$13.74	96,214	(1)
May 1 - May 31, 2024	6,538	13.79	6,538	(1)
June 1 - June 30, 2024	3,118	13.63	3,118	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

On June 21, 2024, our board of directors amended and restated our share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

While there is no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the Redemption Date less a short-term trading discount equal to 2.0% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.

In the event that any stockholder fails to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, we may redeem all of the shares held by that stockholder at the Redemption Price in effect for the month in which we redeem such shares, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Our board of directors has the discretion to suspend or modify the New SRP at any time.

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

Date: August 12, 2024