Form 10-Q
period 2024-09-30
RREEF Property Trust, Inc.
filed 2024-11-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 8, 2024, the registrant had 3,940,078 shares of Class A common stock, $.01 par value, outstanding, 10,177,981 shares of Class I common stock, $.01 par value, outstanding, 58,902 shares of Class T common stock, $.01 par value, outstanding, 2,203,546 shares of Class D common stock, $.01 par value, outstanding, 598,557 shares of Class N common stock, $.01 par value, outstanding, 511,311 shares of Class M-I common stock, $.01 par value, outstanding, 684,126 shares of Class T2 common stock, $.01 par value, outstanding, 75,000 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Investment in real estate assets, net	$382,541	$373,806
Investment in marketable securities	129	109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995
Cash and cash equivalents	7,839	5,065
Restricted cash	634	—
Receivables, net of allowance for doubtful accounts of $150 and $92, respectively	6,091	5,250
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	—	4,238
Deferred leasing costs, net of amortization of $2,822 and $2,087, respectively	1,976	2,647
Prepaid and other assets	2,982	2,646
Total assets	$402,192	$1,576,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$66,532	$54,335
Mortgage loans payable, net	188,709	188,944
Bonds payable held in consolidated CMBS Trust, at fair value	—	1,150,454
Accrued interest payable on bonds held in consolidated CMBS Trust	—	4,136
Accounts payable and accrued expenses	8,934	5,751
Due to affiliates	17,643	18,321
Note to affiliate, net of unamortized discount of $133 and $274, respectively	5,250	5,109
Acquired below market lease intangibles, less accumulated amortization of $10,737 and $10,387, respectively	7,601	7,950
Distributions payable	—	635
Other liabilities	1,777	1,938
Total liabilities	296,446	1,437,573
Stockholders' Equity:
Class A common stock, 3,983,492 and 4,244,611 issued and outstanding, respectively	40	42
Class D common stock, 2,279,513 and 2,580,099 issued and outstanding, respectively	23	26
Class I common stock, 10,304,225 and 11,132,527 issued and outstanding, respectively	103	111
Class M-I common stock, 512,649 and 489,010 issued and outstanding, respectively	5	5
Class N common stock, 604,724 and 577,098 issued and outstanding, respectively	6	6
Class T common stock, 58,691 and 101,743 issued and outstanding, respectively	1	1
Class T2 common stock, 682,862 and 643,843 issued and outstanding, respectively	6	6
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	217,156	236,592
Deficit	(111,595)	(97,607)
Total stockholders' equity	105,746	139,183
Total liabilities and stockholders' equity	$402,192	$1,576,756
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Property related income	$8,815	$9,141	$29,085	$33,023
Interest income	57	—	117	—
Investment income on marketable securities	1	1	3	45
Total revenues	8,873	9,142	29,205	33,068
Expenses
General and administrative expenses	593	552	1,956	1,829
Property operating expenses	3,189	3,041	9,143	9,603
Advisory fees	646	743	1,946	2,393
Provision for impairment of real estate	2,201	—	2,201	—
Depreciation	2,403	2,692	7,112	8,405
Amortization	465	740	1,773	3,685
Total operating expenses	9,497	7,768	24,131	25,915
Net realized gain upon sale of real estate	—	2,012	—	17,980
Net realized gain upon sale of marketable securities	—	4	4	3,476
Loss on extinguishment of debt	—	—	—	(131)
Net realized gain upon sale of investment in CMBS Trust	1,856	—	2,321	—
Net unrealized change in fair value of investment in marketable securities	18	(11)	13	(1,292)
Change in net assets of consolidated CMBS Trust	(1,856)	179	(1,474)	1,601
Operating (loss) income	(606)	3,558	5,938	28,787
Interest expense	(2,967)	(2,868)	(9,457)	(9,211)
Net (loss) income	$(3,573)	$690	$(3,519)	$19,576
Basic and diluted net (loss) income per share:
Class A common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class I common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class T common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class D common stock	$(0.19)	$0.03	$(0.19)	$0.92
Class N common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class M-I common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class T2 common stock	$(0.19)	$0.03	$(0.18)	$0.92
Class Z common stock	$(0.19)	$0.03	$(0.18)	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2023	—	$—	19,843,931	$198	$236,592	$(97,607)	$139,183
Issuance of common stock	—	—	164,937	2	2,270	—	2,272
Issuance of common stock through the distribution reinvestment plan	—	—	146,776	1	2,009	—	2,010
Redemption of common stock	—	—	(992,127)	(9)	(13,597)	—	(13,606)
Distributions to investors	—	—	—	—	—	(3,922)	(3,922)
Offering costs	—	—	—	—	(397)	—	(397)
Equity based compensation	—	—	1,252	—	19	—	19
Net income	—	—	—	—	—	65	65
Balance, March 31, 2024	—	$—	19,164,769	$192	$226,896	$(101,464)	$125,624
Issuance of common stock	—	—	84,015	1	1,151	—	1,152
Issuance of common stock through the distribution reinvestment plan	—	—	147,163	1	2,005	—	2,006
Redemption of common stock	—	—	(105,870)	—	(1,454)	—	(1,454)
Distributions to investors	—	—	—	—	—	(3,960)	(3,960)
Offering costs	—	—	—	—	(484)	—	(484)
Equity based compensation	—	—	1,394	—	20	—	20
Net loss	—	—	—	—	—	(11)	(11)
Balance, June 30, 2024	—	$—	19,291,471	$194	$228,134	$(105,435)	$122,893
Issuance of common stock	—	—	81,391	—	1,113	—	1,113
Issuance of common stock through the distribution reinvestment plan	—	—	87,308	—	1,176	—	1,176
Redemption of common stock	—	—	(960,385)	(9)	(13,001)	—	(13,010)
Distributions to investors	—	—	—	—	—	(2,587)	(2,587)
Offering costs	—	—	—	—	(285)	—	(285)
Equity based compensation	—	—	1,371	—	19	—	19
Net Loss	—	—	—	—	—	(3,573)	(3,573)
Balance, September 30, 2024	—	$—	18,501,156	$185	$217,156	$(111,595)	$105,746
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,519)	$19,576
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,112	8,405
Net realized gain from sale of real estate assets	—	(17,980)
Net realized gain from sale of marketable securities	(4)	(3,476)
Net realized gain from sale of investment in CMBS Trust	(2,321)	—
Net unrealized loss on investments held at fair value	1,673	609
Loss on extinguishment of debt	—	131
Provision for impairment of real estate	2,201	—
Share based compensation	58	45
Amortization of intangible lease assets and liabilities	1,511	1,084
Amortization of deferred financing costs	733	420
Straight line rent	(1,165)	198
Amortization of discount on note to affiliate	141	140
Changes in assets and liabilities:
Receivables, net	354	599
Accrued interest receivable net of accrued interest payable, CMBS Trust	102	—
Deferred leasing costs	(59)	(1,167)
Prepaid and other assets	(363)	(817)
Accounts payable and accrued expenses	41	1,698
Other liabilities	(181)	(25)
Due to affiliates	(33)	(89)
Net cash provided by operating activities	6,281	9,351
Cash flows from investing activities:
Proceeds from sale of real estate assets	—	58,925
Improvements to real estate assets	(18,585)	(1,921)
Investment in marketable securities	(67)	(1,520)
Proceeds from sale of marketable securities	64	30,612
Proceeds from sale of investment in CMBS Trust	33,176	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	127	182
Net cash provided by investing activities	14,715	86,278
Cash flows from financing activities:
Proceeds from line of credit	38,282	46,000
Repayment of line of credit	(26,700)	(95,300)
Proceeds from mortgage loans payable	—	25,500
Repayment of mortgage loans payable	(353)	(26,772)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(127)	(182)
Proceeds from issuance of common stock	4,505	16,401
Payment of financing costs	—	(1,540)
Payment of offering costs	(1,762)	(2,559)
Distributions to investors	(5,911)	(6,266)
Redemption of common stock	(25,522)	(50,694)
Net cash used in financing activities	(17,588)	(95,412)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,408	217
Cash, cash equivalents, and restricted cash beginning of period	5,065	5,197
Cash, cash equivalents, and restricted cash end of period	$8,473	$5,414

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2024	2023
Distributions declared and unpaid	$—	$675
Common stock issued through the distribution reinvestment plan	5,192	6,776
Unrealized gain on marketable securities	13	—
Proceeds from issuance of common stock not yet received	47	—
Redemption of common stock not yet paid	2,548	—
Accrued offering costs not yet paid	538	798
Capital expenditures not yet paid	924	1,943

Supplemental Cash Flow Disclosures:
Interest paid	$8,634	$8,737

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings (also see Note 9).

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
September 30, 2024
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2024. The interim financial data as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $634 and zero as of September 30, 2024 and December 31, 2023, respectively. Such restricted cash resulted from a construction draw in September 2024 and is required to be used to pay specified development costs in the subsequent month.

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
September 30, 2024
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. The Company had one and zero real estate investments impaired as of September 30, 2024 and December 31, 2023, respectively.

CMBS Trust

In October 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of commercial mortgage backed securities ("CMBS") securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac"). An entity is a VIE when the interests of the entity provide differing rights and obligations to its holders. In particular, the CMBS Trust is a VIE as substantially all of its activities are for the benefit of the more senior tranches, but these senior tranches hold disproportionately few rights. Generally, a trust designates the most junior subordinate tranche outstanding as the controlling class, which entitles the holder of the controlling class to unilaterally appoint, remove and replace the special servicer for the trust. The Company believes the performance of the assets that underlie a CMBS issuance most significantly impact the economic performance of the trust itself, and the primary beneficiary is generally the entity that conducts activities that most significantly impact the performance of the underlying assets. The Class D certificates purchased by the Company represented the most subordinate tranche of the CMBS Trust giving the Company the aforementioned controlling class powers and therefore the Company was the primary beneficiary of the CMBS Trust. Accordingly, the Company consolidated the CMBS Trust in its entirety. In February and March 2024, the Company sold all of its investments in the interest-only certificates issued by the CMBS Trust, and in July 2024, the Company sold all of its investment in the Class D certificates (see Note 7).

While the Company had certain rights related to the special servicer, the Company did not have the ability to direct operating activities of the CMBS Trust. The assets of the CMBS Trust could not be used to settle the liabilities of the Company nor was the Company obligated to use the Company's assets to settle the liabilities of the CMBS Trust. The Company's exposure to the CMBS Trust was through the subordinated tranches that the Company actually owned and was limited to the Company's investment in the CMBS Trust. For financial reporting purposes, the underlying mortgage loans held by the CMBS Trust were recorded as a separate line item on the consolidated balance sheet under “Real estate loans held in consolidated CMBS Trust, at fair value.” The liabilities of the CMBS Trust consisted solely of obligations to the other certificate holders of the consolidated CMBS Trust, excluding the certificates held by the Company. The liabilities were presented as “Bonds payable held in consolidated CMBS Trust, at fair value” on the consolidated balance sheet.

The Company elected the measurement alternative in ASC 810 to report the fair value of the assets and liabilities of the CMBS Trust in order to provide users of the financial statements with better information regarding the effects of credit risk and other market factors on the certificates owned by the Company. The Company elected to show interest income and interest expense related to the CMBS Trust in aggregate with the change in fair value as “Change in net assets of consolidated CMBS Trust” on the consolidated statements of operations. The residual

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
difference between the fair value of the CMBS Trust’s assets and liabilities represented the Company’s investments in the specific securities it owned at fair value.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2024 and December 31, 2023, the Company has accrued $17,269 and $17,896, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
September 30, 2024
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of September 30, 2024, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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

Risks and Uncertainties

As of September 30, 2024 and December 31, 2023, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
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
The Company's investment in the CMBS Trust was valued using Level 2 inputs with the assistance of an independent valuation agent who may use broker-dealer quotations, reported trades and other observable market data. The independent valuation agent's discounted cash flow models for securities such as those issued by the CMBS Trust generally consider the attributes applicable to a particular class of the security (e.g., credit rating, seniority), current market data, estimated cash flows for each security and incorporate specific collateral performance, as applicable. The Company elected to apply the measurement alternative under GAAP and measured both the financial assets and financial liabilities of the CMBS Trust it consolidated using the fair value of the financial liabilities, which it considered more observable than the fair value of the financial assets.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$129	$—	$—	$129

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$109	$—	$—	$109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995	$—	1,182,995
Total	$109	$1,182,995	$—	$1,183,104

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,150,454	$—	$1,150,454
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
During the three months ended September 30, 2024, the Company recognized $2,201 of impairment charges related to Heritage Parkway. The impairment was the result of a reduction of the expected hold period, as the Company has agreed to preliminary terms to dispose of the investment. The fair value of such real estate investment at the time of impairment was $4,800, and was estimated based on offers for purchase received from independent third parties. During the three and nine months ended September 30, 2023, no impairment charges were recognized by the Company.
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $67,505 and $55,965 as of September 30, 2024 and December 31, 2023, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $182,482 and $179,072 as of September 30, 2024 and December 31, 2023, respectively. If the valuation of the Company's properties as of September 30, 2024 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,340 and $4,300 as of September 30, 2024 and December 31, 2023, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of September 30, 2024 and December 31, 2023.

				Range
	Fair Value at September 30, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$67,505	Discounted cash flow	Loan to value	33.9%	44.0%	38.9%
			Market interest rate	7.70%	7.70%	7.70%
Mortgage Loans Payable	182,482	Discounted cash flow	Loan to value	51.5%	61.3%	57.9%
			Market interest rate	5.29%	6.18%	5.71%
Note to Affiliate	4,340	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$55,965	Discounted cash flow	Loan to value	33.1%	41.9%	38.0%
			Market interest rate	7.58%	7.58%	7.58%
Mortgage Loans Payable	179,072	Discounted cash flow	Loan to value	50.9%	60.4%	57.6%
			Market interest rate	5.95%	6.92%	6.40%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Land	$123,079	$123,079
Buildings and improvements, less accumulated depreciation of $53,182 and $46,555, respectively	243,784	233,789
Furniture, fixtures and equipment, less accumulated depreciation of $2,919 and $2,434, respectively	1,911	2,046
Acquired intangible lease assets, less accumulated amortization of $41,306 and $40,181, respectively	13,767	14,892
Investment in real estate assets, net	$382,541	$373,806

The Company acquired no real estate property during the nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2024, in accordance with authoritative guidance for impairment of long-lived assets, the Company determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, the Company recognized an impairment charge totaling $2,201 for the three months ended September 30, 2024.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2024, the Company owned 13 properties with a total of 48 commercial leases. As of September 30, 2023, the Company owned 13 properties with a total of 49 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease revenue (1)	$8,808	$9,519	$27,656	$30,622
Straight-line revenue	(82)	(460)	1,165	(198)
Above- and below-market lease amortization, net	115	109	342	2,678
Lease incentive amortization	(26)	(27)	(78)	(79)
Property related income	$8,815	$9,141	$29,085	$33,023
(1) Lease revenue includes $1,108 and $1,089 of variable income from tenant reimbursements for the three months ended September 30, 2024 and 2023, respectively and $3,296 and $4,056 of variable income from tenant reimbursements for the nine months ended September 30, 2024 and 2023, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of September 30, 2024 are as follows:

Year	Amount
2024 - remainder of year	$5,084
2025	21,359
2026	19,533
2027	16,629
2028	14,188
Thereafter	75,006
$151,799
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $9,031 of lease revenue for the nine months ended September 30, 2024.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three and nine months ended September 30, 2024 and 2023 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
The Glenn, Centennial, CO	22.0%	19.8%
Flats at Carrs Hill, Athens, GA	13.3	11.3
Seattle East Industrial, Redmond, WA	12.3	11.2
Providence Square, Marietta, GA	12.0	11.8
Heritage Pkwy, Woodridge, IL¹	—	10.3
Total	59.6%	64.4%

	Percent of property related income
Tenant	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
FedEx Ground - Seattle East Industrial	12.3%	11.2%
Allstate Insurance Co. - Heritage Pkwy¹	—	10.3
Total	12.3%	21.5%
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

1 In November 2022, Bed Bath & Beyond, Inc., a tenant at Terra Nova Plaza, informed the Company of its desire to close its store and early terminate its lease at Terra Nova Plaza as of March 2023. The Company executed the lease termination agreement on March 31, 2023 which was effective as of April 1, 2023, after which the Company was not entitled to any further revenue from this lease aside from a termination fee. Consequently, the Company accelerated recognition of the unamortized acquired below market lease

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
intangible resulting in an increase in property related income of $2,342 for such amortization for the nine months ended September 30, 2023.
The Company's only tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2024 and 2023 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2024	September 30, 2023
FedEx Ground - Seattle East Industrial	13.6%	13.0%
Northrop Grumman Systems Inc. - Loudoun Gateway	10.8	10.0
Total	24.4%	23.0%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	September 30, 2024	December 31, 2023
Marketable securities—cost	$87	$80
Unrealized gains	42	29
Unrealized losses	—	—
Net unrealized gain	42	29
Marketable securities—fair value	$129	$109

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2024 and 2023, marketable securities sold generated proceeds of $15 and $35, respectively, resulting in gross realized gains of $1 and $6, respectively, and gross realized losses of $1 and $2, respectively. During the nine months ended September 30, 2024 and 2023, marketable securities sold generated proceeds of $65 and $30,516, respectively, resulting in gross realized gains of $7 and $4,499, respectively, and gross realized losses of $3 and $1,023, respectively.

NOTE 7 — CMBS TRUST
On October 27, 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of CMBS securities through the CMBS Trust sponsored by Freddie Mac for a purchase price of approximately $30,855. The securities issued by the CMBS Trust are secured by a pool of mortgages on multifamily properties.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
During its ownership of the Class D certificates issued by the CMBS Trust, the Company consolidated the entire CMBS Trust as it determined the CMBS Trust was a VIE for which the Company was the primary beneficiary. However, the amount of the CMBS Trust's assets and liabilities could only be satisfied through the cash flows from the underlying loans which are managed and disbursed directly to the other certificate holders by the administrator of the securitization pool. Accordingly, the Company did not have any rights to those receivables nor any obligation to those other certificate holders. The Company elected the fair-value measurement alternative under GAAP and thus carried the CMBS Trust's assets and liabilities at fair value in its consolidated balance sheets. The net amount of such consolidated assets and consolidated liabilities represented the Company's actual investment. The Company recognized changes in the CMBS Trust's net assets, including changes in fair-value adjustments and net interest earned, in its consolidated statement of operations. With respect to the Company's consolidated statement of cash flows, the full gross amount of cash interest received from the CMBS Trust net of the full gross amount of cash interest paid to the other certificate holders of the CMBS Trust is contained within the cash flows from operating activities. In addition, payments of principal on a gross basis received by the CMBS Trust is included in cash flows from investing activities, while the payment of such principal on a gross basis to the other certificate holders is included within cash flows from financing activities.
The following table presents the Company's net investment in the CMBS Trust as of the dates shown.

	September 30, 2024	December 31, 2023
Real estate loans held in consolidated CMBS Trust, at fair value	$—	$1,182,995
Bonds payable held in consolidated CMBS Trust, at fair value	—	1,150,454
Net investment in CMBS Trust, at fair value	$—	$32,541

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

On September 7, 2023, RPT 1109 Commerce Corner entered into a guaranteed maximum price contract to expand the Company's property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner is a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion is expected to cost approximately $27,000 and construction commenced in October 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
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

For the Revolving Commitment, as of September 30, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $48,971 and $47,616, respectively, and the borrowers' outstanding balance was $29,824 and $34,624, respectively. For the Construction Commitment, as of September 30, 2024 and December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $37,723 and $21,341, respectively.The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of September 30, 2024 and December 31, 2023, the weighted average interest rate was 7.60% and 7.58%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, Commerce Corner will become a borrowing base property. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of September 30, 2024.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2024 and December 31, 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	September 30, 2024	December 31, 2023
Wells Fargo/CIBC	$67,547	$55,965
Deduct: Deferred financing costs, less accumulated amortization	(1,015)	(1,630)
Line of credit, net	$66,532	$54,335

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2024 and December 31, 2023.

		Balance at
Lender	Encumbered Property	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,556	$16,816	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,517	6,612	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,413	$189,768
Deduct: Deferred financing costs, less accumulated amortization		(704)	(824)
Mortgage loans payable, net		$188,709	$188,944

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2024 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
Remainder of 2024	$120
2025	68,039
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$256,960

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
In the event that the NAV per share decreases below $12.00 for any share class, the performance component will not be earned on any increase in NAV per share up to $12.00 with respect to that class of shares. The performance component is payable annually in arrears.
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
The fixed component earned by RREEF America is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed component	$646	$743	$1,946	$2,393
Performance component	—	—	—	—
	$646	$743	$1,946	$2,393

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

For the three months ended September 30, 2024 and 2023, RREEF America incurred $52 and $62 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2024 and 2023, RREEF America incurred $171 and $191 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2024 and December 31, 2023, the Company had a payable to RREEF America of $55 and $57, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of September 30, 2024, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
(the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended September 30, 2024 and 2023, the Company amortized $44 and $47, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2024 and 2023, the Company amortized $141 and $140, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of September 30, 2024 and December 31, 2023, the Company has accrued $112 and $129, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,269 and $17,896, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2024 and 2023, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $19 and $11, respectively. For the nine months ended September 30, 2024 and 2023, the Dealer Manager earned upfront dealer manager fees totaling $35 and $125, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended September 30, 2024 and 2023, the Dealer Manager incurred zero and $5 respectively, in such costs on behalf of the Company. For the nine months ended September 30, 2024 and 2023, the Dealer Manager incurred zero and $11, respectively, in such costs on behalf of the Company. As of September 30, 2024 and December 31, 2023, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2024, estimated accrued Trailing Fees payable in the future of $1,719.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of September 30, 2024, estimated accrued Trailing Fees payable in the future of $5,912.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of September 30, 2024, estimated accrued Trailing Fees payable in the future of $9,020.
For the Fourth Public Offering, as of September 30, 2024, the Company had raised $14,579 in gross proceeds and incurred $1,708 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $618.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2024, total operating expenses of the Company were $5,121, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2024 and December 31, 2023, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Reimbursable under the Advisory Agreement	$55	$57
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	207	239
Accrued Trailing Fees	17,381	18,025
Due to affiliates	$17,643	$18,321

Note to Affiliate	$5,383	$5,383
Unamortized discount	(133)	(274)
Note to Affiliate, net of unamortized discount	$5,250	$5,109

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and nine months ended September 30, 2024, 14,487 and 43,116 Class T shares were converted to 14,590 and 43,461 Class N shares, respectively. For the three and nine months ended September 30, 2023, 4,927 and 229,982 Class T shares were converted to 4,966 and 231,677 Class N shares, respectively.

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

Stock Issuance

During the nine months ended September 30, 2024 and 2023, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	No. of shares	Amount	No. of shares	Amount
Class A Shares	2,151	$30	65,543	$1,029
Class D Shares	2,937	40	222,400	3,628
Class I Shares	195,334	2,679	445,677	6,720
Class M-I Shares	53,267	725	118,439	1,759
Class N Shares converted from Class T Shares, net	345	—	1,695	—
Class T Shares	—	—	2,879	50
Class T2 Shares	76,309	1,063	190,344	3,040
Total	330,343	$4,537	1,046,977	$16,226
There were no Class S Shares issued as of September 30, 2024.

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

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan. Prior to July 1, 2024, the Company's

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
share redemption plan (the "Former SRP") offered the opportunity for daily redemptions whereby on a daily basis stockholders could request the redemption of all or any portion of their shares. Under the Former SRP, the redemption price per share was equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5% limit in a calendar quarter, the unused portion generally would have been carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation was reached on or before the third business day of a calendar quarter, redemption requests during the next quarter would be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter.

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

On June 21, 2024, the Company's board of directors amended and restated the Company's share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders of the Company may request, on a monthly basis, that the Company redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of the Company’s combined NAV per month and no more than 5.0% of the Company’s combined NAV per calendar quarter, with the Company’s combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, the Company will post the Redemption Price for each class of shares of common stock on its website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, the Company may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
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

Pursuant to the New SRP, redemption requests received by the Company during each month of third quarter 2024 exceeded the applicable redemption cap for such month resulting in payments to stockholders of 31.9%, 50.7% and 24.3% of the redemption amount requested, respectively, for July, August and September 2024.

During the three and nine months ended September 30, 2024 and 2023, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	123,903	$13.46	$1,668
Class I	502,368	13.56	6,812
Class T	261	13.56	4
Class D	248,602	13.59	3,378
Class N	27,533	13.48	371
Class M-I	45,272	13.48	610
Class T2	12,446	13.43	167

Nine Months Ended September 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	351,368	$13.58	$4,773
Class I	1,211,474	13.67	16,555
Class T	1,130	13.67	15
Class D	365,489	13.64	4,985
Class N	29,234	13.49	394
Class M-I	47,398	13.49	639
Class T2	52,289	13.56	709

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
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

The Company's board of directors has the discretion to suspend or modify the New SRP at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,442	$13.78	5,034	$14.90
Changes during the period:
Granted	—	—	5,442	13.78
Vested	—	—	(5,034)	14.90
Forfeited	—	—	—	—
Outstanding, end of period	5,442	13.78	5,442	13.78
Amount included in general and administrative expenses	$19		$58

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,034	$14.90	1,869	$17.40
Changes during the period:
Granted	—	—	5,034	14.90
Vested	—	—	(1,869)	17.40
Forfeited	—	—	—	—
Outstanding, end of period	5,034	14.90	5,034	14.90
Amount included in general and administrative expenses	$19		$45

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and nine months ended September 30, 2024 and 2023.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

Three Months Ended September 30, 2024

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(760)	$(1,986)	$(13)	$(459)	$(114)	$(100)	$(127)	$(14)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(760)	$(1,986)	$(13)	$(459)	$(114)	$(100)	$(127)	$(14)
Denominator - weighted average number of common shares outstanding	4,037,430	10,554,288	68,607	2,437,721	607,560	533,774	672,979	75,000
Basic and diluted net loss per share:	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)

	Nine Months Ended September 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(748)	$(1,955)	$(15)	$(461)	$(110)	$(98)	$(118)	$(14)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(748)	$(1,955)	$(15)	$(461)	$(110)	$(98)	$(118)	$(14)
Denominator - weighted average number of common shares outstanding	4,047,533	10,577,034	83,164	2,497,625	597,204	527,920	640,089	75,000
Basic and diluted net loss per share:	$(0.18)	$(0.18)	$(0.18)	$(0.19)	$(0.18)	$(0.18)	$(0.18)	$(0.18)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
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
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)
The tables below show the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period. In July 2024, the Company slightly altered the timing of the distribution declarations and payment such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the months of July, August and September 2024 were declared and paid at the beginning of August, September and October 2024, respectively. As a result, the September 2024 distribution is not included in the tables below because it was not declared by September 30, 2024.

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	Nine Months Ended September 30, 2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484	$0.14991
Distributions paid or payable in cash	$1,912	$1,954	$1,411	$5,277
Distributions reinvested	2,010	2,006	1,176	5,192
Distributions declared	$3,922	$3,960	$2,587	$10,469
Class A Shares issued upon reinvestment	33,805	33,408	20,885	88,098
Class I Shares issued upon reinvestment	70,863	71,517	45,458	187,838
Class T Shares issued upon reinvestment	500	476	218	1,194
Class D Shares issued upon reinvestment	24,960	24,398	8,591	57,949
Class N Shares issued upon reinvestment	4,936	5,061	3,402	13,399
Class M-I Shares issued upon reinvestment	6,365	6,780	4,625	17,770
Class T2 Shares issued upon reinvestment	5,347	5,523	4,129	14,999

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	Nine Months Ended September 30, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477	$0.22491	$0.22490
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$6,245
Distributions reinvested	2,357	2,227	2,192	6,776
Distributions declared	$4,486	$4,335	$4,200	$13,021
Class A Shares issued upon reinvestment	31,585	34,718	35,937	102,240
Class I Shares issued upon reinvestment	78,943	83,047	80,733	242,723
Class T Shares issued upon reinvestment	836	459	467	1,762
Class D Shares issued upon reinvestment	28,498	21,117	21,527	71,142
Class N Shares issued upon reinvestment	3,849	4,726	4,736	13,311
Class M-I Shares issued upon reinvestment	3,099	3,644	4,988	11,731
Class T2 Shares issued upon reinvestment	4,350	4,653	4,896	13,899

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	Nine Months Ended September 30, 2024
Class A	$767	$774	$507	$2,048
Class I	2,178	2,209	1,442	5,829
Class T	19	16	9	44
Class D	573	563	360	1,496
Class N	131	135	90	356
Class M-I	116	121	79	316
Class T2	121	125	89	335
Class Z	17	17	11	45
Distributions declared	$3,922	$3,960	$2,587	$10,469

	Three Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	Nine Months Ended September 30, 2023
Class A	$783	$799	$797	$2,379
Class I	2,575	2,491	2,420	7,486
Class T	40	28	20	88
Class D	725	633	586	1,944
Class N	153	155	130	438
Class M-I	86	93	107	286
Class T2	107	119	123	349
Class Z	17	17	17	51
Distributions declared	$4,486	$4,335	$4,200	$13,021

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for the three months ended September 30, 2024 and 2023, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $58 and $27 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

For the three and nine months ended September 30, 2024 and 2023, the Company had three segments with reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2024 and December 31, 2023 and net income (loss) for the three and nine months ended September 30, 2024 and 2023.

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of September 30, 2024	$382,541	$129	$—	$382,670
Receivables	6,040	—	—	6,040
Deferred leasing costs	1,976	—	—	1,976
Prepaid and other assets	1,602	—	—	1,602
Subtotal	$392,159	$129	$—	$392,288

Reconciliation to total assets of September 30, 2024
Carrying value per reportable segments				$392,288
Other assets				9,904
Total assets				$402,192

Carrying value as of December 31, 2023	$373,806	$109	$1,182,995	$1,556,910
Receivables	5,210	—	4,238	9,448
Deferred leasing costs	2,647	—	—	2,647
Prepaid and other assets	1,393	—	—	1,393
Subtotal	$383,056	$109	$1,187,233	$1,570,398

Reconciliation to total assets of December 31, 2023
Carrying value per reportable segments				$1,570,398
Other assets				6,358
Total assets				$1,576,756

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2024	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$8,815	$—	$—	$8,815
Investment income on marketable securities	—	1	—	1
Total revenues	8,815	1	—	8,816
Segment operating expenses	(3,189)	(4)	—	(3,193)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain upon sale of investment in CMBS Trust	—	—	1,856	1,856
Net unrealized change in fair value of investment in marketable securities	—	18	—	18
Change in net assets of consolidated CMBS trust	—	—	(1,856)	(1,856)
Operating income - segments	$3,425	$15	$—	$3,440

Three Months Ended September 30, 2023
Property related income	$9,141	$—	$—	$9,141
Investment income on marketable securities	—	1	—	1
Total revenues	9,141	1	—	9,142
Segment operating expenses	(3,041)	(5)	—	(3,046)
Net realized gain on sale of real estate	2,012	—	—	2,012
Net realized gain upon sale of marketable securities	—	4	—	4
Net unrealized change in fair value of investment in marketable securities	—	(11)	—	(11)
Change in net assets of consolidated CMBS trust	—	—	179	179
Operating income (loss) - segments	$8,112	$(11)	$179	$8,280

	Three Months Ended September 30,
Reconciliation to net (loss) income	2024	2023
Operating income - segments	$3,440	$8,280
Interest Income	57	—
General and administrative expenses	(589)	(547)
Advisory expenses	(646)	(743)
Depreciation	(2,403)	(2,692)
Amortization	(465)	(740)
Operating (loss) income	(606)	3,558
Interest expense	(2,967)	(2,868)
Net (loss) income	$(3,573)	$690

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2024	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$29,085	$—	$—	$29,085
Investment income on marketable securities	—	3	—	3
Total revenues	29,085	3	—	29,088
Segment operating expenses	(9,143)	(16)	—	(9,159)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon sale of investment in CMBS Trust	—	—	2,321	2,321
Net unrealized change in fair value of investment in marketable securities	—	13	—	13
Change in net assets of consolidated CMBS trust	—	—	(1,474)	(1,474)
Operating income - segments	$17,741	$4	$847	$18,592

Nine Months Ended September 30, 2023
Property related income	$33,023	$—	$—	$33,023
Investment income on marketable securities	—	45	—	45
Total revenues	33,023	45	—	33,068
Segment operating expenses	(9,603)	(19)	—	(9,622)
Net realized gain on sale of real estate	17,980	—	—	17,980
Net realized gain upon sale of marketable securities	—	3,476	—	3,476
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,292)	—	(1,292)
Change in net assets of consolidated CMBS trust	—	—	1,601	1,601
Operating income - segments	$41,269	$2,210	$1,601	$45,080

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2024
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30,
Reconciliation to net (loss) income	2024	2023
Operating income - segments	$18,592	$45,080
Interest Income	117	—
General and administrative expenses	(1,940)	(1,810)
Advisory expenses	(1,946)	(2,393)
Depreciation	(7,112)	(8,405)
Amortization	(1,773)	(3,685)
Operating income	5,938	28,787
Interest expense	(9,457)	(9,211)
Net (loss) income	$(3,519)	$19,576

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

NOTE 17 — SUBSEQUENT EVENTS

On October 16, 2024, the Commerce Expansion reached substantial completion. In connection therewith, the new 15-year lease with Performance Food Group began on November 1, 2024 and will expire on October 31, 2039. This new lease covers both their previously occupied space and their new expansion space, and increases the rent to current market rates across the entire space.

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2024, we owned 13 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of September 30, 2024, our weighted average remaining lease term for active leases was 3.4 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2024:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway	Woodridge, IL	94,233	—	—%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	1	81.4
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	1	46.3
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	42	87.8
Industrial Properties
Commerce Corner	Logan Township, NJ	259,910	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah I	Miami, FL	57,000	—	—
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		760,150	5	96.2
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	100.0
The Glenn	Centennial, CO	274,688	306	95.8
Residential Total		410,584	444	97.1
Grand Total		1,809,573	48/444	93.8%

(1) Leased percentage is based on executed leases as of September 30, 2024, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2024, our real estate equity securities portfolio consisted of publicly-traded common stock of 29 REITs with a value of $129 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Market Outlook

Commercial Real estate values have gradually increased since the beginning of 2024, according to the General Services Administration in September 2024. The recovery is subject to capital markets changes, but we believe that the balance of risks tilts toward lower, not higher, interest rates. The core Personal Consumption Expenditure (PCE) index increased 2.7% (year-over-year) in August 2024, as reported by the Bureau of Economic Analysis, but excluding housing, which we believe is a lagging component, it increased 2.2% year-over-year, allowing the Federal Reserve to cut its policy rate by 50 basis points in September 2024.

The Federal Reserve’s quarterly Summary of Economic Projections in September 2024 suggests that it will continue to reduce short-term interest rates until such rates fall below 3.0%. We believe that long-term rates will not drop as much as short-term rates, not least because the yield curve remains relatively flat, as noted by the Federal Reserve in September 2024. However, according to DWS and the Federal Reserve, history shows a strong (0.9) correlation between long- and short-term rates, implying that directionally, the former will come down as well. Lower long-term yields could compress capitalization rates, supporting real estate values.

We believe that real estate is positioned to deliver competitive returns regardless. The combination of falling real estate values prior to 2024 and resilient net operating incomes (NOI) has lifted income returns to their highest levels in nearly a decade, according to the National Council of Real Estate Fiduciaries (NCREIF) in September 2024. Moreover, we believe that the outlook for rent growth is increasingly bright.

In our view, fundamentals have softened since mid-2022. In part, the slowdown, as evidenced in the NCREIF data from September 2024, reflects a reset from the pandemic, when, according to CBRE’s Economic Analysis (CBRE-EA) in September 2024, e-commerce and social distancing fueled booming demand in the industrial and residential sectors. Also according to CBRE-EA in March 2024, residential absorption has since rebounded, as evidenced by absorption in the first three quarters of 2024 being the second-strongest since 2000 (after the COVID bounce in 2021), a pattern that in our view will be repeated in the industrial sector. Thereafter, we believe that structural forces, including housing shortages for the residential sector and e-commerce for the industrial sector, will propel demand.

A larger factor has been a wave of development triggered by the COVID-19 pandemic demand surge, according to CBRE-EA in September 2024, when industrial and residential supply reached record levels in 2023 and the first quarter of 2024. However, based on sector weights from NCREIF in September 2024, Costar data shows construction starts have dropped 70% from their 2022 peak, pointing to a sharp reduction in deliveries in 2025. As demand revives from the lows associated with the COVID-19 pandemic into an emerging supply void, we believe that fundamentals will strengthen materially, supporting rental growth averaging 3% to 4% annually over several years (more in the industrial sector, less in the office sector).

In our view, elevated yields and robust rent growth prospects are launching a new cycle, one driven by cash flows rather than capitalization rate compression, which is unsustainable in perpetuity. We believe capitalization rates could fall too, and we believe investors should position for that eventuality. Regardless, we believe that the ingredients are in place for a rewarding real estate recovery.

Results of Operations

As of September 30, 2024, we owned 13 properties, a small portfolio of real estate equity securities and no real estate loan investments as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Property related income	$8,815	$9,141	$(326)	$29,085	$33,023	$(3,938)
Interest income	57	—	57	117	—	117
Investment income on marketable securities	1	1	—	3	45	(42)
Total revenues	8,873	9,142	(269)	29,205	33,068	(3,863)
Expenses
General and administrative expenses	593	552	41	1,956	1,829	127
Property operating expenses	3,189	3,041	148	9,143	9,603	(460)
Advisory fees	646	743	(97)	1,946	2,393	(447)
Provision for impairment of real estate	2,201	—	2,201	2,201	—	2,201
Depreciation	2,403	2,692	(289)	7,112	8,405	(1,293)
Amortization	465	740	(275)	1,773	3,685	(1,912)
Total operating expenses	9,497	7,768	1,729	24,131	25,915	(1,784)
Net realized gain upon sale of real estate	—	2,012	(2,012)	—	17,980	(17,980)
Net realized gain upon sale of marketable securities	—	4	(4)	4	3,476	(3,472)
Loss on extinguishment of debt	—	—	—	—	(131)	131
Net realized gain upon sale of investment in CMBS Trust	1,856	—	1,856	2,321	—	2,321
Net unrealized change in fair value of investment in marketable securities	18	(11)	29	13	(1,292)	1,305
Change in net assets of consolidated CMBS Trust	(1,856)	179	(2,035)	(1,474)	1,601	(3,075)
Operating income	(606)	3,558	(4,164)	5,938	28,787	(22,849)
Interest expense	(2,967)	(2,868)	(99)	(9,457)	(9,211)	(246)
Net (loss) income	$(3,573)	$690	$(4,263)	$(3,519)	$19,576	$(23,095)

Three and Nine Months Ended September 30, 2024 and 2023

Property Related Income

Our property related income for the three months ended September 30, 2024 decreased compared to the 2023 period primarily due to the disposition of the Anaheim Hills Office Plaza on September 6, 2023. Our property related income for the nine months ended September 30, 2024 decreased compared to the 2023 period primarily due to the dispositions of the Allied Drive property on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, and the 2023 Bed, Bath & Beyond early lease termination, which required us to fully recognize the remaining unamortized below market lease intangible of $2,342. These decreases were partially offset by the 2024 Allstate Insurance Company early lease termination for which we recognized $2,400 in termination income for the nine months ended September 30, 2024.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in lower investment income for the nine months ended September 30, 2024 compared to the 2023 period. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as broader equity market conditions improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three and nine months ended September 30, 2024 were directors and officers insurance, audit fees and legal costs. Compared to the three and nine months ended September 30, 2023, the 2024 periods saw higher legal, income tax, tax consulting, and independent director compensation.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2024 increased from the 2023 period due to higher utility costs at one property which more than offset the decrease in the 2024 period compared to the 2023 period caused by the sale of Anaheim Hills Office Plaza on September 6, 2023. For the nine months ended September 30, 2024, property operating expenses decreased from the same period in 2023 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023, which was partially offset by higher costs at several properties generally for insurance, professional fees, legal, utilities and snow removal.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the nine months ended September 30, 2024 and 2023, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Provision for Impairment of Real Estate

During the three months ended September 30, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, we recognized an impairment charge totaling $2,201 for the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization decreased for the three and nine months ended September 30, 2024 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. Additionally for the nine months ended September 30, 2024, amortization declined significantly from the same period in 2023 due to the 2023 recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova Plaza due to the termination of the lease for Bed, Bath & Beyond.

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

In July 2024, we sold our investment in the principal-only certificates issued by the CMBS Trust, resulting in net realized gains of $1,856.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased an investment in CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. On July 18, 2024, we sold our entire investment in the Class D certificates issued by the CMBS Trust for $25,588 in a transaction with an unaffiliated third party, resulting in converting the net unrealized gain into a net realized gain.

Interest Expense

The higher interest expense for the three months ended September 30, 2024 compared to the 2023 period was primarily due to a higher weighted average outstanding balance on the Wells Fargo Line of Credit, along with a slightly higher weighted average interest rate of 7.6% compared to 7.1% for the 2023 period. For the nine months ended September 30, 2024, the higher interest expense compared to the 2023 period was primarily due to a higher weighted average interest rate on the Wells Fargo Line of Credit of 7.6% compared to 6.8% for the 2023 period, partially offset by a slightly lower weighted average outstanding balance. Our total outstanding loan balance as of September 30, 2024 consisted of 74% fixed rate loans and 26% floating rate loans.

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

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation and higher interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation since the second quarter of 2021, contractual annual rent increases have not, and may not in the future, be sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2024:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$505,200	$27.16	$27.36	$27.39	$27.39	$27.20	$27.19	$27.07	$27.36
Investments in real estate equity securities (2)	129	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	13,748	0.74	0.74	0.75	0.75	0.74	0.74	0.74	0.74
Line of credit (4)	(67,547)	(3.63)	(3.66)	(3.66)	(3.66)	(3.64)	(3.64)	(3.62)	(3.66)
Mortgage loans payable (4)	(189,413)	(10.18)	(10.26)	(10.27)	(10.27)	(10.20)	(10.20)	(10.15)	(10.26)
Other liabilities, net (3)	(11,086)	(0.60)	(0.60)	(0.61)	(0.60)	(0.59)	(0.59)	(0.60)	(0.59)
Net asset value	$251,031	$13.50	$13.59	$13.61	$13.62	$13.52	$13.51	$13.45	$13.60
Note: No Class S shares were outstanding as of September 30, 2024.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of September 30, 2024, the value of our investments in real estate was approximately 7.8% more than their historical cost.

(2)  As of September 30, 2024, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 48.1% more than their historical cost.

(3) Other assets and other liabilities include normal operating items such as cash, restricted cash, accounts receivable, prepaids, accounts payable and due to affiliates, and other accrued liabilities. Each of these are valued at their current carry value as they are typically short term in nature.

(4) Our line of credit is valued at cost. Any other debt obligations originated by us will be valued at amortized cost, while any debt obligations assumed by us in connection with a transaction will be valued at the time of assumption pursuant to the purchase price allocation as required by GAAP. Thereafter, assumed debt will not be revalued but rather the discount or premium that resulted from the purchase price allocation will be amortized over the remaining term of the instrument. Liabilities allocable to a specific class of shares will only be included in the NAV calculation for that class.

As of September 30, 2024, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of September 30, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	10.00%	8.59%
Retail properties	7.66%	6.57%
Industrial properties	7.25%	5.64%
Residential properties	6.83%	5.58%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of September 30, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.1)%	(2.0)%
Retail properties	(1.8)%	(2.2)%
Industrial properties	(1.9)%	(2.7)%
Residential properties	(1.9)%	(2.6)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2024.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$105,746	$5.67	$5.72	$5.73	$5.74	$5.69	$5.68	$5.67	$5.72
Plus:
Unrealized gain on real estate investments (1)	38,791	2.09	2.10	2.10	2.10	2.09	2.09	2.08	2.10
Accumulated depreciation (2)	56,101	3.02	3.04	3.04	3.04	3.02	3.02	3.00	3.04
Accumulated amortization (2)	33,391	1.80	1.81	1.81	1.81	1.80	1.80	1.79	1.81
Deferred offering costs and expenses (3)	22,064	1.19	1.19	1.20	1.20	1.19	1.19	1.18	1.20
Less:
Deferred rent receivable (4)	(5,062)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)	(0.27)
Net asset value	$251,031	$13.50	$13.59	$13.61	$13.62	$13.52	$13.51	$13.45	$13.60
Note: No Class S shares were outstanding as of September 30, 2024.

(1) Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. As such, any increases in the fair value of our investments in real estate are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate are recorded at fair value.

(2) Recording of depreciation and amortization are required under GAAP for historical cost financial statements. Because we include our investments in real estate at fair value when determining our NAV, the accumulated depreciation and amortization recorded under GAAP are eliminated for purposes of determining our NAV.

(3) The deferred costs and expenses of $22,064 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $17,269 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,054 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

(4) Under GAAP, rental revenue is recorded on a straight-line basis where the total contractual revenue for a given lease is recognized for the same average amount per month over the lease term. The estimate of fair value for real estate generally does not reflect this straight-line concept and as such, the amount of rent accrued but not yet billed to the tenants (deferred rent receivable) is not considered in determining our NAV.

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

FFO

As defined by the National Association of Real Estate Investment Trusts, or NAREIT, FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as impairment write-downs of real estate investments and realized gains and losses on sales of certain real estate assets. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, impairment write-downs related to a material decline in the value of a real estate investment and realized gains and losses on sales of certain real estate assets (such as real property or real estate related debt investments) generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(3,573)	$690	$(3,519)	$19,576
Real estate related depreciation	2,403	2,692	7,112	8,405
Real estate related amortization	465	740	1,773	3,685
Provision for impairment of real estate	2,201	—	2,201	—
Realized gain on sale of real estate	—	(2,012)	—	(17,980)
Net realized gain upon sale of investment in CMBS Trust	(1,856)	—	(2,321)	—
NAREIT defined FFO	$(360)	$2,110	$5,246	$13,686
Straight line rents, net	82	460	(1,165)	198
Amortization of above- and below-market lease intangibles, net	(114)	(109)	(341)	(2,678)
Amortization of lease incentive	26	27	78	79
Loss on extinguishment of debt	—	—	—	131
Net unrealized change in fair value of investment in marketable securities	(18)	10	(13)	1,292
Net unrealized change in fair value of investment in CMBS Trust	1,856	128	1,687	(683)
Amortization of restricted stock awards	19	19	57	44
Amortization of deferred financing costs	246	153	735	420
Amortization of discount on note to affiliate	44	47	141	140
AFFO	$1,781	$2,845	$6,425	$12,629

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our share redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings or from sales of other investments. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impact of higher interest rates and the general view of investors toward commercial real estate. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of September 30, 2024, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $27,115.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we entered into a second amended and restated secured revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the "Wells Fargo Line of Credit").

On September 1, 2023, we added Commerce Corner to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

On September 7, 2023, a wholly-owned indirect subsidiary of ours entered into a guaranteed maximum price construction contract in connection with the Commerce Expansion. Commerce Corner is a 259,910 rentable square-foot, 100% leased state-of-the-art, multi-tenant warehouse and distribution center which we acquired in 2014. Construction commenced in the fourth quarter of 2023 and substantial completion was reached in October 2024. The Commerce Expansion was being undertaken to accommodate the growth initiatives of Performance Food Group (NYSE: PFGC), who has entered into a 15-year lease with us to take possession of the Commerce Expansion space. Performance Food Group took possession of the Commerce Expansion space in October 2024 and the new lease will expire in October 2039. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner was similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet as of November 1, 2024. Performance Food Group has one five-year extension option exercisable at least 180 days prior to the expiration of the 15-year lease.

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

For the Revolving Commitment, as of September 30, 2024, the borrowers' maximum borrowing capacity was $48,971, and the borrowers' outstanding balance was $29,824. For the Construction Commitment, as of September 30, 2024, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $37,723. The remaining unfunded portion of the Construction Commitment will be used to fully fund the remaining costs of the Commerce Expansion. As of September 30, 2024, the weighted average interest rate was 7.60%.

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

In connection with the Commerce Expansion, Commerce Corner will not be included in the borrowing base during the construction period. Upon completion of the Commerce Expansion, we expect that Commerce Corner will become a borrowing base property by the end of 2024. In addition, the guarantor must meet tangible net worth hurdles. As of September 30, 2024, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2024. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,556	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,517	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,413

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2024 are as follows:

Year	Amount
Remainder of 2024	$120
2025	68,039
2026	16,247
2027	145
2028	72,069
Thereafter	100,340
Total	$256,960

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by

RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2024, we owed $55 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2024, we raised $462,945 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2024, our total operating expenses (as defined in our charter) were $5,121, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2024 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of September 30, 2024, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2024 was $6,281 while cash flow provided by operating activities during the nine months ended September 30, 2023 was $9,351. The 2024 period was lower than the 2023 period primarily due to property sales in mid 2023, as well as a couple of spaces that were vacant in 2024 but not in 2023. These decreases were partially offset by the recognition of termination income due to the Allstate Insurance Company lease termination at Heritage Parkway, and lower deferred leasing cost payments for new and renewed leases.

Cash flow provided by investing activities of $14,715 for the nine months ended September 30, 2024 was driven by the sale of our investment in the CMBS Trust partially offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion. Cash flow provided by investing activities during the nine months ended September 30, 2023 was $86,278, which was driven by the sales of our Allied Drive property in June 2023 and our Anaheim Hills Office Plaza property in September 2023 and the near full liquidation of our securities portfolio.

Cash flow used in financing activities was $17,588 for the nine months ended September 30, 2024. We used the proceeds from the sale of our investment in the CMBS trust to make payments against our outstanding balance on the Wells Fargo Line of Credit. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions and costs of the Commerce Expansion.

Cash flow used in financing activities was $95,412 for the nine months ended September 30, 2023. This was primarily due to proceeds from the sales of our Allied Drive property and our Anaheim Hills Office Plaza property, along with the sale of our securities portfolio and the refinance of the mortgage loan on The Flats at Carrs Hill to reduce the outstanding balances on our Wells Fargo Line of Credit. Additionally, we paid financing costs of $1,540 to amend and extend our Wells Fargo Line of Credit, as well as to refinance the mortgage loan on The Flats at Carrs Hill. We used capital raise in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

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

Beginning in July 2024, we slightly changed the timing of distribution payments such that the monthly distribution payment is based on a record date occurring after the month in question. Thus, the distributions for the month of July had a record date in, and were paid in, August, the distributions for the month of August had a record date in, and were paid in, September, and the distributions for the month of September had a record date in, and were paid in, October. Consequently, the distributions for the month of September were approximately the same amounts per share for each share class, but are not included in the table below due to the October record date.

	Three Months Ended			Nine Months Ended September 30, 2024
	March 31, 2024	June 30, 2024	September 30, 2024
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484	$0.14991
Distributions paid or payable in cash	$1,912	$1,954	$1,411	$5,277
Distributions reinvested	2,010	2,006	1,176	5,192
Distributions declared	$3,922	$3,960	$2,587	$10,469

Net cash provided by Operating Activities:	$2,701	$1,737	$1,843	$6,281

Funds From Operations:	$2,455	$3,151	$(360)	$5,246

For the nine months ended September 30, 2024, our distributions were covered 60.0% by cash flow from operations and 40.0% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of September 30, 2024, we had $67,547 outstanding under our Wells Fargo line of credit bearing interest at approximately 7.60%, representing approximately a 58.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $338 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or recent bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2024, we owned marketable securities with a value of $129. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2024 would result in a change of $13 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2024, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 or under Item 1A. of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2024, and for the three months ended June 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended September 30, 2024.

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

The following table sets forth information regarding redemptions of shares of our common stock by month under the New SRP. Pursuant to the New SRP, redemption requests received by the Company during each month of third quarter 2024 exceeded the applicable redemption cap for such month resulting in payments to stockholders of 31.9%, 50.7% and 24.3% of the redemption amount requested, respectively for July, August and September 2024.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2024	389,223	$13.51	389,223	(1)
August 1 - August 31, 2024	383,098	13.58	383,098	(1)
September 1 - September 30, 2024	188,064	13.55	188,064	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 13, 2024, we, as guarantor, certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, and Wells Fargo amended the Wells Fargo Line of Credit to modify the definition of tangible net worth, which shall be used to determine our compliance with certain financial covenants.

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
10.1*
Fourth Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of November 13, 2024, by and among RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, RPT 1109 Commerce Boulevard, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent.

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

Date: November 14, 2024