Form 10-K
period 2024-12-31
RREEF Property Trust, Inc.
filed 2025-03-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 10, 2025, the registrant had 3,798,311 shares of Class A common stock, $.01 par value, outstanding, 9,519,045 shares of Class I common stock, $.01 par value, outstanding, 43,933 shares of Class T common stock, $.01 par value, outstanding, 2,256,059 shares of Class D common stock, $.01 par value, outstanding, 609,957 shares of Class N common stock, $.01 par value, outstanding, 508,536 shares of Class M-I common stock, $.01 par value, outstanding, 716,439 shares of Class T2 common stock, $.01 par value, outstanding, 149,944 shares of Class Z common stock, $.01 par value, outstanding and no Class S shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

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
•Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption plan provides stockholders with the opportunity to redeem their shares, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month in our discretion. In addition, redemptions are subject to available liquidity and other significant restrictions that have in the past been, and may in the future be, exceeded, resulting in our redemption of shares on a pro rata basis. Further, our board of directors may modify or suspend our share redemption plan if it deems such action to be in the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time. Since December 2022, we have consistently received share redemption requests in excess of our monthly and/or quarterly volume limitations, and we may continue to receive redemption requests in excess of our monthly and/or quarterly volume limitations in the future.
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
•We may have difficulty selling our properties, which may limit our ability to pay distributions and fulfill redemption requests.
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

General Description of Business

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties, and we may also invest in self storage properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2024, we owned 12 properties, located in eight states, comprising 1,893,564 rentable square feet. As of December 31, 2024, these properties were 95% leased. As of December 31, 2024, we owned a real estate securities portfolio with a fair value of $122. As of December 31, 2024, we did not own any real estate loan investments.

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
Our Offerings
We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the "Initial Public Offering"). Our second public offering commenced on July 12, 2016, through which we raised $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the "Third Public Offering"). On August 10, 2023, our fourth public offering commenced (the "Fourth Public Offering"), through which we have raised $16,980 as of December 31, 2024. We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T and Class T2 common stock.

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
Under normal conditions, we expect to maintain a level of liquid assets as a source of funds to meet redemption requests, in addition to our revolving line of credit. We may also strategically sell investments to generate additional liquidity.
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
Following stabilization, as further described below, we will seek to invest:
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
Over time, we believe that the size of our portfolio of investments should be sufficient for our advisor to adhere to our allocation targets. However, until our NAV is greater than $500,000 (which we refer to as reaching stabilization), we will balance the goal of achieving these portfolio allocations with the goal of carefully evaluating and selecting investment opportunities in order to maximize diversification and risk-adjusted returns. As a result, until we reach stabilization, the percentages of our net assets comprised of various categories of assets may fluctuate as we identify investment opportunities and purchase and dispose of investments. We cannot predict how long it will take us to reach stabilization and cannot provide assurances that we will be able to raise sufficient proceeds in our offerings to achieve these portfolio allocation targets.
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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2024, our advisor managed approximately $32.9 billion in real property in the Americas comprised of 356 properties and approximately 108.2 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2024, the DWS Real Estate Securities team manages approximately $8.8 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Real Estate Loans
We may invest up to 40% of our net assets in real estate loans. The inclusion of an allocation to real estate loans allows us to add sources of income and further diversify our portfolio. The type of debt interests we will seek to acquire will be obligations backed principally by real estate of the type that generally meets our criteria for direct investment, including, without limitation, senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity and commercial mortgage-backed securities ("CMBS"). The criteria that our advisor will use in making or investing in real estate loans on our behalf is substantially the same as those involved in acquiring our investments in properties. We expect that the average duration of real estate loans will typically be three to ten years.

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
We had invested and may again invest in CMBS, which are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. As a result, these securities are subject to all of the risks of the underlying mortgage loans. In a typical CMBS transaction, many single mortgage loans of varying size, property type and location are pooled and transferred to a trust. The trust then issues multiple tranches of bonds that may vary in yield, duration and payment priority, thereby allowing an investor to select a credit level that suits its risk profile. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate tranches, which receive payments only after the more senior tranches have received all principal and/or interest to which they are entitled.
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

a.Transition Risk, utilizing the Carbon Risk Real Estate Monitor (“CRREM”) pathway to assess the asset’s stranding timeline.
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

Human Capital
We have no employees. The employees of our advisor, our Dealer Manager and their affiliates provide services to us related to acquisition and disposition, portfolio management, asset management, research, financing, accounting, investor relations, administration and the distribution of our shares. We are dependent on our advisor, our Dealer Manager and their affiliates for services that are essential to us, including asset acquisition decisions, portfolio management, fund administration, share distribution and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources. Our advisor entered into an agreement with Bank of New York Mellon Corporation ("BNY"), which is unaffiliated with us, whereby BNY provides the fund accounting and reporting, asset management accounting and fund administration services; provided that our advisor remains ultimately responsible for the performance of all such services for us pursuant to the terms of the advisory agreement between us and our advisor.
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
Concentration of Credit Risk
As of December 31, 2024 and 2023, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2024, 2023 and 2022, we owned 12, 13 and 15 properties, respectively, diversified across property sector and geography. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2024, 2023 and 2022 are shown below.

	Percent of property related income
Property	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
The Glenn, Centennial, CO	19.6%	19.0%	17.8%
Providence Square, Marietta, GA	11.9	11.3	11.1
The Flats at Carrs Hill, Athens, GA	11.6	9.9	9.3
Seattle East Industrial, Redmond, WA	11.2	10.4	10.5
Total	54.3%	50.6%	48.7%

	Percent of property related income
Tenant	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
FedEx Ground - Seattle East Industrial	11.2%	10.4%	10.5%
Total	11.2%	10.4%	10.5%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2024, 2023 and 2022 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2024	December 31, 2023	December 31, 2022
Performance Food Group, Inc. - Commerce Corner¹	12.9%	3.1%	2.7%
FedEx Ground - Seattle East Industrial	12.6	13.3	11.1
Northrop Grumman Systems Inc. - Loudoun Gateway	10.0	10.3	9.1
Total	35.5%	26.7%	22.9%
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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $111,903 as of December 31, 2024. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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

The total amount of shares that we will redeem in any month will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and, in any calendar quarter, 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. Since December 2022, we have consistently received share redemption requests in excess of our 2% monthly limit and/or 5% quarterly limits, as applicable, and we may in the future receive redemption requests in excess of the monthly and quarterly volume limitations. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future, in certain circumstances, make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be redeemed as of any given month are not redeemed, shares submitted for redemption during such month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month.
The majority of our assets consists of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may determine to repurchase fewer shares than have been requested to be repurchased (including relative to the 2% monthly limit and 5% quarterly limit under our share redemption plan), or none at all. In addition, our board of directors may modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Upon suspension of our share redemption plan, the board of directors must affirmatively authorize the recommencement of the plan before stockholder requests will be considered again. Because our board of directors is not required to authorize the recommencement of the share redemption plan within any specified period of time, our board of directors may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares redeemed by us may be limited and at times you may not be able to liquidate your investment.
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
•negative macro-economic trends including inflation, changes to tariffs and trade policies, interest rates, global supply chain disruptions, labor shortages, wage increases and the ongoing conflict between Russia and Ukraine; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
We have entered into an expense support agreement with our advisor. We owe our advisor $5,383 under the expense support agreement as of December 31, 2024. We or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days’ notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the expense support agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. We have used, and likely will continue to use, proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor, and other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. For the year ended December 31, 2024, our distributions were covered 58.8% by cash flow from operations and 41.2% by borrowings. The payment of distributions from sources other than cash flow from operations may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions would result in a liability to us, which would require a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment in our shares.
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
When the appraisals of our properties are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. These changes in a property’s value may be as a result of property-specific events or as a result of more general changes to real estate values resulting from local, national or global economic changes, including as a result of pandemics, supply chain disruptions, inflation, labor shortages, interest rates, wage increases and the ongoing conflict between Russia and Ukraine. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on monthly budgets. As soon as practicable after the end of the last business day of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
It may be difficult to fully and accurately reflect material events that may impact our daily NAV.
The calculation of our daily NAV per share, which is performed by BNY Mellon under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic impact of a pandemic, supply chain disruptions, inflation, interest rates, labor shortages, wage increases and the ongoing conflict between Russia and Ukraine) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
If the current real estate environment were to worsen in the markets where our properties are located, our NAV per share of our common stock may experience more volatility or decline as a result. The impact of the ongoing conflict between Russia and Ukraine as well as pandemics, inflation, interest rates, labor shortages and wage increases is uncertain and is expected to have a negative impact on the real estate market. A negative shock to the economy could result in reduced tenant demand, higher tenancy default and rising vacancy rates. There can be no assurance that our real estate investments will not be adversely affected by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively affect our portfolio, and decrease the value of our investments.
Uncertainty and volatility in the credit markets may make it difficult for us to refinance our existing line of credit or otherwise find debt financing on reasonable terms, or at all, and may impact our ability to fund property acquisitions or to fund tenant improvements.
During the great recession, and more recently in response to the perceived and potential economic impacts caused by the COVID-19 pandemic, the conflict between Russia and Ukraine, rising interest rates, tariffs and other trade policies and high inflation, U.S. and global credit markets experienced severe dislocations and liquidity disruptions. While credit markets have been adjusting to the aforementioned recent events, and even when credit markets are operating under more normalized conditions, credit spreads continue to be dynamic, and lenders can be reluctant to offer financing at higher leverage ratios or for particular property types, among other restrictions. We currently rely on debt to finance our acquisitions of properties and future tenant improvements. Uncertainty in the credit markets may adversely impact our ability to refinance our existing line of credit or to otherwise access debt capital on reasonable terms, or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions or tenant improvements. Deferring necessary or desirable tenant improvements may make it more difficult for us to attract new tenants to our properties or reduce the amount of rent we can charge at such properties. A constrained debt market could cause us to use a greater portion of the proceeds from our offerings to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we may otherwise make and potentially adversely affecting returns on future acquisitions. We cannot be certain that we will have readily available sources of available financing in the future.
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
•acts of God, earthquakes, hurricanes, climate change and other natural disasters, acts of war (including the impact on macroeconomic conditions as a result of the conflict between Russia and Ukraine), acts of terrorism (any of which may result in uninsured losses), epidemics and pandemics;
•negative macro-economic trends including inflation, changes to tariffs and trade policies, global supply chain disruptions, interest rates, labor shortages, wage increases and the ongoing conflict between Russia and Ukraine;
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
Some businesses increasingly permit employee telecommuting, flexible work schedules, open workplaces, teleconferencing and outsourcing. These trends were accelerated during the COVID-19 pandemic. These practices enable businesses to reduce their space requirements. Over time, these trends could erode the overall demand for office space and, in turn, may place downward pressure on occupancy, rental rates and property valuations.
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

As of December 31, 2024, our portfolio of real estate-related assets includes publicly traded common stock of 33 REITs with a fair value of $122, and previously included, and in the future may include, real estate loan investments. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The real estate loans we may purchase may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.
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

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to pandemics, tariffs and other trade policies, inflation, higher interest rates or global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the ongoing conflict between Russia and Ukraine), could cause our stockholders to seek to sell their shares to us pursuant to our share redemption plan. The total amount of redemptions in any month will be limited to common stock of all classes whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and in any calendar quarter, 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. Since December 2022, we have consistently received share redemption requests during each quarter in excess of 5% of our NAV, and we may in the future continue to receive share redemption requests in excess of the monthly and quarterly volume limitation. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future, in certain circumstances, make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Even if we decide to satisfy all resulting redemption requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.

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

Deutsche Bank Group experienced attacks on computer systems, including attacks aimed at obtaining unauthorized access to confidential company or client information, damaging, or interfering with company data, resources, or business activities, or otherwise exploiting vulnerabilities in its infrastructure, including attacks that occurred at some of Deutsche Bank Group third-party providers. None of such attacks affected us. In 2024, neither we nor Deutsche Bank Group experienced any material effect on its business strategy, results of operations, or financial condition as a result of an information security incident, including an attempted cyberattack. Deutsche Bank Group expects to continue to be the target of such attacks in the future and may not be able to effectively anticipate or prevent more material attacks from occurring in the future.

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
Changes to tariffs and other trade policies affecting macroeconomic conditions could affect our financial condition and results of operations.
During past administrations, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. As China is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to price increases and supply chain issues for materials used in real estate construction. In early February 2025, the Trump administration announced material tariffs on imports from China, Canada and Mexico, including tariffs on certain energy imports and on all steel and aluminum imports into the United States. While the effective date and terms of these announced tariffs remain subject to change, these and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, solar panels and other construction equipment, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cybersecurity governance

Responsibility for cybersecurity matters sits within the Chief Security Office, where it forms the first Line of Defense within Deutsche Bank’s Three Lines of Defense model. The Chief Security Officer (“CSO”) has delegated authority from the Deutsche Bank Management Board (“Management Board”) and reports directly to the Chief Technology, Data, and Innovation Officer, who is a member of the Management Board. The Management Board is accountable for the implementation of the information security framework, with oversight from the Deutsche Bank Supervisory Board. There are multiple mechanisms in place for the CSO to escalate security issues directly to the Management Board if required.

Deutsche Bank’s Chief Security Officer has served in various roles in information security for more than 20 years. This includes the role as global Chief Information Security Officer (“CISO”) / CSO for three different large European financial institutions and a partner position in a global strategy and consulting firm, leading security work for financial service clients. The Chief Security Officer is supported by information security role holders at various seniority levels to help ensure that security requirements are met from a regional, divisional, and technical perspective.

The Chief Security Office develops Deutsche Bank Group’s security strategy and oversees its implementation and operationalization globally via the organizational set-up, governance, and implemented security policies. The security strategy, which is reviewed on a regular basis, incorporates developments in the threat landscape, technology, the regulatory environment, the overall corporate and IT strategy, and other internal and external parameters.

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

Additionally, Deutsche Bank Group’s Information Security Management System has been certified according to ISO 27001 for all information security domains defined in that standard since 2012. To maintain the ISO 27001 certification, Deutsche Bank Group performs a full recertification process every three years, with the latest taking place in 2024. With the last recertification, Deutsche Bank upgraded its Information Security Management System to the 2022 version of ISO 27001. Furthermore, the Deutsche Bank Group performs an annual surveillance audit designed to ensure compliance between certification intervals.

Deutsche Bank Group employs a variety of mechanisms to self-identify areas for improvements and control enhancements. These include security testing, security problem management and lessons learned. The effectiveness of Deutsche Bank Group´s overall information security program is evaluated on a regular basis by third-party organizations that compare Deutsche Bank Group’s approach with industry benchmarks. Deutsche Bank Group´s independent internal audit function is mandated to regularly assess security controls as part of its audit plan.

Identifying, assessing and managing cybersecurity threats

We and Deutsche Bank Group operate in an environment with increasing levels of digitization and a constantly evolving landscape related to cybersecurity threats. Due to the dynamics and complexity of the current environment, the Deutsche Bank Group is continuously monitoring the security threat landscape. Deutsche Bank Group vigilantly observes technological developments, the geopolitical landscape and economic impacts driving security risks and assesses their relevance for potential impacts to Deutsche Bank Group and the wider financial ecosystem.

Deutsche Bank Group has a variety of prevention methods and controls in place, such as threat intelligence, network security, identity and access management, data leakage prevention, cyber hygiene, and encryption solutions. These also include placing a strong emphasis on detection, backed by a robust incident-response process. Deutsche Bank Group actively shares best practices and threat information with national and international security organizations, government authorities, and peer organizations. These relationships help to ensure that Deutsche Bank Group’s security technology and procedures reflect current industry best practices and keep pace with the threat environment.

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

To address evolving security threats, Deutsche Bank Group continually reviews and enhances its information security controls into every layer of technology, including databases, infrastructure, devices, and applications. This is complemented by organizational controls and security training and awareness. The purpose of this layered approach is to strengthen end-to-end protection by utilizing multiple opportunities to detect, prevent, respond to, and recover from cyberthreats.

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

ITEM 2. PROPERTIES

As of December 31, 2024, we owned 12 properties comprising 1,893,564 rentable square feet, diversified across geography and sector. Five of the 12 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $75,514 as of December 31, 2024. Each of the remaining properties, except Heritage Parkway, were encumbered by separate property-specific loans with a total outstanding balance of $189,293 as of December 31, 2024.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2024:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Heritage Parkway(2)	Woodridge, IL	94,233	—	May 31, 2013	—%
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Office Total		196,248	1		80.4
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	4	December 18, 2013	90.9
Terra Nova Plaza(4)	Chula Vista, CA	96,114	1	October 2, 2014	46.3
Elston Plaza(5)	Chicago, IL	92,911	12	December 31, 2018	97.3
Providence Square(6)	Marietta, GA	222,805	25	September 16, 2019	98.6
Retail Total		442,591	42		87.7
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	April 11, 2014	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	July 17, 2018	100.0
Hialeah II	Miami, FL	50,000	1	July 17, 2018	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		844,141	5		100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	September 30, 2015	97.8
The Glenn	Centennial, CO	274,688	306	November 19, 2021	94.4
Residential Total		410,584	444		95.5
Grand Total		1,893,564	48/444		94.8%
____________
(1) Leased percentage is based on executed leases as of December 31, 2024 (including those which have not taken effect as of December 31, 2024), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Heritage Parkway was sold to a third party on February 28, 2025.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) In January 2025, we entered in a lease with Floor & Decor for all of the vacant space at Terra Nova Plaza.
(5) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(6) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2024. The table does not include any of the leases from our residential properties, totaling approximately $11,302 in annualized base rent as of December 31, 2024. As of December 31, 2024, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 6.0 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2025	5	13,167	1.0%	$420	2.0%
2026	7	217,563	16.4	2,532	11.8
2027	5	117,740	8.9	1,832	8.6
2028	12	399,757	30.1	6,446	30.1
2029	5	110,030	8.3	854	4.0
2030	4	109,754	8.2	3,502	16.4
2031	1	5,457	0.4	117	0.5
2032	1	28,914	2.2	420	2.0
2033	2	2,525	0.2	87	0.4
2034	1	2,800	0.2	95	0.4
Thereafter	5	321,040	24.1	5,096	23.8
Total	48	1,328,747	100.0%	$21,401	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2024.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2024. The table does not include any of the leases from our residential properties, totaling approximately $11,302 in annualized base rent as of December 31, 2024.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
Performance Food Group	300,618	22.6%	$4,209	19.7%	Oct 2039
FedEx Ground Package System, Inc.	210,321	15.8	4,085	19.1	Jul 2028
Northrop Grumman Systems Corporation(2)	102,015	7.7	3,249	15.2	Feb 2030
Mac Papers and Packaging, LLC	182,919	13.8	1,569	7.3	Jan 2026
Dick's Sporting Goods	44,477	3.3	1,027	4.8	Feb 2027
Home Depot	67,613	5.1	627	2.9	Jun 2027
Jewel-Osco	55,024	4.1	598	2.8	Sep 2028
TJX Companies	54,809	4.1	540	2.5	Jan 2028
Mission Produce	100,283	7.5	514	2.4	Jan 2029
Walgreen Co.	12,674	1.0	490	2.3	Mar 2037
C-Air Brokers & Forwarders, Inc.	50,000	3.8	434	2.0	Feb 2028
Sprouts Farmers Market	28,914	2.2	420	2.0	Jan 2032
Chase Bank	4,860	0.4	346	1.6	May 2039
GSRE, LLC	10,365	0.8	294	1.4	Nov 2026
O'Reilly Auto Parts	10,010	0.8	266	1.2	May 2026
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,234,902	92.9	18,668	87.2
Remaining 33 tenants	93,845	7.1	2,733	12.8	Jan 2025 - Feb 2035
Total	1,328,747	100.0%	$21,401	100.0%
________________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2024.
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

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2024, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

We did not sell any unregistered shares during the three months ended December 31, 2024.

Sales of Registered Securities

On January 8, 2020, the SEC declared effective our Third Registration Statement on Form S-11 (File No. 333-232425), upon which we commenced our Third Public Offering. Pursuant to the Third Public Offering, we offered for sale up to $2,300,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 and Class N common stock.

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

For our Fourth Public Offering, through December 31, 2024, the ratio of the cost of raising capital to capital raised was approximately 7.4%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A, Class S and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 5, 2025, there were approximately 645, 1,898, 17, 118, 201, 145, 27 and one stockholders of record for the Class A, Class I, Class T, Class N, Class M-I, Class T2, Class D and Class Z shares, respectively, and no stockholders of record for the Class S shares of our common stock.

Share Redemption Plan

On November 27, 2012, we adopted a share redemption plan (the "Former SRP") whereby on a daily basis stockholders could request that we repurchase all or a portion of their shares of common stock. Pursuant to the terms of the Former SRP, the redemption price per share was equal to our NAV per share of the class of shares being redeemed on the date of redemption. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5.0% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5.0% limit in a calendar quarter, the unused portion generally would be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10.0% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. While there was no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of an investor's initial date of purchase would be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares being redeemed.

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

On June 21, 2024, our board of directors amended and restated our share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website and include it in a prospectus supplement filed with the SEC. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

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

The following tables set forth information regarding our redemption of shares of our common stock pursuant to our share redemption plan during the three months ended December 31, 2024. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended December 31, 2024	Shares	Weighted Average Share Price
Class A	121,911	$13.44
Class D	208,888	13.55
Class I	560,710	13.53
Class M-I	13,734	13.46
Class N	17,350	13.46
Class T	—	—
Class T2	5,797	13.35

We funded these redemptions with cash flow from operations, proceeds from our offerings, proceeds from asset dispositions and/or borrowings on our line of credit.

The following table sets forth information regarding redemptions of shares of our common stock by month under the New SRP. Pursuant to the New SRP, redemption requests received by the Company during each month of fourth quarter 2024 exceeded the applicable redemption cap for such month resulting in payments to stockholders of 37.6%, 48.5% and 28.7% of the redemption amount requested, respectively, for October, November and December 2024.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 2024	370,934	$13.53	370,934	(1)
November 2024	370,421	13.55	370,421	(1)
December 2024	187,035	13.42	187,035	(1)
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

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2024, our real estate portfolio was comprised of 12 properties diversified across geography and sector. We acquired no properties during the years ended December 31, 2024, 2023 and 2022. We disposed of one property, our Hialeah I property ("Hialeah I") during the year ended December 31, 2024. We disposed of two properties, our Anaheim Hills Office Plaza property ("Anaheim Hills Office Plaza") and our Allied Drive property ("Allied Drive"), during the year ended December 31, 2023. We disposed of no properties during the year ended December 31, 2022.
For our commercial leases in effect as of December 31, 2024, our weighted average remaining lease term was 6.0 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2024:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Heritage Parkway(2)	Woodridge, IL	94,233	—	—%
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		196,248	1	80.4
Retail Properties
Wallingford Plaza(3)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza(4)	Chula Vista, CA	96,114	1	46.3
Elston Plaza(5)	Chicago, IL	92,911	12	97.3
Providence Square(6)	Marietta, GA	222,805	25	98.6
Retail Total		442,591	42	87.7
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		844,141	5	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	97.8
The Glenn	Centennial, CO	274,688	306	94.4
Residential Total		410,584	444	95.5
Grand Total		1,893,564	48/444	94.8%
_______________
(1) Leased percentage is based on executed leases as of December 31, 2024 (including those which have not taken effect as of December 31, 2024), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Heritage Parkway was sold to a third party on February 28, 2025.
(3) Wallingford Plaza is ground floor retail plus two floors of office space.
(4) In January 2025, we entered in a lease with Floor & Decor for all of the vacant space at Terra Nova Plaza.
(5) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(6) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2024, our real estate equity securities portfolio consisted of publicly-traded common stock of 33 REITs with a fair value of $122. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Market Outlook

Real estate prices moved modestly higher in 2024, according to the General Services Administration in December 2024. Underlying fundamentals, which entered a soft patch in mid-2022, also firmed, according to CBRE’s Economic Analysis (CBRE-EA) in December 2024. More specifically, CBRE-EA in December 2024 reported that vacancy rates for strip retail centers reached historic lows (since 2005); the apartment sector vacancy rates fell back below their 20-year average, thanks to surging demand which was the strongest in 24 years, apart from an anomalous 2021 bounce; the beleaguered office sector delivered positive (albeit modest) demand and stable (but still elevated) vacancies in the last three quarters of 2024; and the industrial sector bucked the trend, where leasing remained lackluster, although vacancies remained low by historical standards.

Just as the real estate recovery took shape, the November 2024 elections cast uncertainty over the outlook. Treasury yields started to increase in mid-September on rising expectations (we believe) of a Trump victory, as reported by the Federal Reserve in January 2025. This begs the question of whether the Republican sweep will help or hinder the nascent real estate recovery.

From our perspective, conventional wisdom appears to hold that a program of deregulation, tariffs, tax cuts, and curbs on immigration will fuel modestly higher economic growth, inflation, and interest rates. Yet conventional wisdom could be wrong. In our view, deficit-financed tax cuts could stimulate the economy and put upward pressure on interest rates (due to a more restrictive Federal Reserve policy and a higher term premium on longer-dated debt), unless offset with tariff revenue and spending cuts. We believe reduced immigration could slow the economy, via fewer workers and consumers, but its impact on inflation is ambiguous, as it would weaken both aggregate supply and demand. Tariffs could hurt growth and lift prices, but deregulation and tax cuts, by supporting productivity, could do the opposite. Nevertheless, assuming that conventional wisdom is broadly correct, the consequences for real estate will be benign, in our view.

Start with interest rates. Moody's reported in January 2025 that while Treasury yields have risen, credit spreads have also tightened as risk appetite has increased. Further rate cuts from the Federal Reserve, consistent with its forward guidance, will in our view keep long-term rates anchored near current levels. This interest rate scenario is consistent, we believe, with capitalization rate stability that would neither buoy nor penalize valuations, while preserving a healthy income return, which would be the highest in a decade, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in December 2024.

Moving to fundamentals, we would first note that in our view prospects have brightened irrespective of political considerations. Demand has generally emerged from a post-COVID lull, while the supply pipeline has evaporated, with construction starts, on a sector-weighted basis, sinking 77% from their mid-2022 peak, according to CoStar in December 2024. To the extent that economic policy promotes faster growth, a debatable assertion, we would expect to see stronger real estate demand. Meanwhile, a combination of higher tariffs and tighter immigration could extend the real estate development hiatus. Tight market conditions will, we believe, drive accelerating rent growth, which will in turn propel capital appreciation even without the support of falling cap rates.

Elections have added a layer of uncertainty to the outlook. Ultimately, whether policy helps or hinders the real estate market will depend on the scope and timing of any changes. Under a baseline scenario, however, where growth and interest rates receive a minor lift, we believe that the impact will be modest overall, forestalling capitalization rate compression but reinforcing income returns and rent growth. In short, we believe that the real estate recovery that began in 2024 will remain intact.

Results of Operations

As of December 31, 2024, we owned 12 properties and invested in real estate equity securities as described above in “Portfolio Information.” We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the year ended December 31, 2024 to the year ended December 31, 2023, and for the year ended December 31, 2023 to the year ended December 31, 2022.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	Change	2023	2022	Change
Revenues
Property related income	$38,771	$41,904	$(3,133)	$41,904	$41,374	$530
Interest income	153	—	153	—	—	—
Investment income on marketable securities	4	46	(42)	46	1,112	(1,066)
Total revenues	38,928	41,950	(3,022)	41,950	42,486	(536)
Expenses
General and administrative expenses	2,465	2,400	65	2,400	2,452	(52)
Property operating expenses	12,146	12,728	(582)	12,728	12,231	497
Advisory fees	2,565	3,099	(534)	3,099	3,746	(647)
Provision for impairment of real estate	2,201	—	2,201	—	—	—
Depreciation	9,627	10,844	(1,217)	10,844	11,516	(672)
Amortization	2,239	4,200	(1,961)	4,200	7,830	(3,630)
Total operating expenses	31,243	33,271	(2,028)	33,271	37,775	(4,504)
Net realized gain upon sale of real estate	4,256	17,980	(13,724)	17,980	—	17,980
Net realized gain (loss) upon sale of marketable securities	9	3,476	(3,467)	3,476	(794)	4,270
Loss on extinguishment of debt	—	(131)	131	(131)	—	(131)
Net realized gain upon sale of investment in CMBS Trust	2,321	—	2,321	—	—	—
Net unrealized change in fair value of investment in marketable securities	—	(1,279)	1,279	(1,279)	(9,953)	8,674
Change in net assets of consolidated CMBS Trust	(1,474)	2,598	(4,072)	2,598	529	2,069
Operating income (loss)	12,797	31,323	(19,568)	31,323	(5,507)	36,830
Interest expense	(12,868)	(12,177)	(691)	(12,177)	(9,416)	(2,761)
Net (loss) income	$(71)	$19,146	$(20,259)	$19,146	$(14,923)	$34,069

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Property Related Income

Our property related income for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 primarily due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. In addition, the Bed, Bath & Beyond early lease termination as of March 31, 2023 required us to fully recognize the remaining unamortized below market lease intangible of $2,342. These decreases were partially offset by increased base rent at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. and the 2024 Allstate Insurance Company early lease termination for which we recognized $2,400 in termination income for the year ended December 31, 2024.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of December 31, 2024 and December 31, 2023, our real estate equity securities portfolio consisted of publicly-traded common stock with a fair value of $122 and $109, respectively. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This resulted in lower investment income for the year ended December 31, 2024 compared to the 2023 period. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as market conditions improve.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the year ended December 31, 2024 were directors and officers insurance, independent director compensation, audit fees and legal costs. Compared to the 2023 period, the 2024 period saw higher legal, income tax, professional fees and independent director compensation.

Property Operating Expenses

Property operating expenses decreased for the year ended December 31, 2024 compared to 2023 due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. These decreases were partially offset by higher costs at several properties generally for insurance, professional fees, legal, utilities, and snow removal.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2024 period compared to the 2023 period which is commensurate with the overall decrease in our average NAV due to fulfilling higher share redemption requests.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in price of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2024, and 2023, the total return of each share class did not exceed the required Hurdle Amount, applied on a pro rated basis as applicable, resulting in no performance component of the advisory fee.

Provision for Impairment of Real Estate

For the year ended December 31, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, we recognized an impairment charge totaling $2,201 for the year ended December 31, 2024. Heritage Parkway was subsequently sold to a third party for a gross sale price of $5,000.

Depreciation and Amortization

The depreciation and amortization on properties decreased in the 2024 period compared to the 2023 period due to the dispositions of Allied Drive on June 26, 2023 and Anaheim Hills Office Plaza on September 6, 2023. Additionally, amortization in 2024 declined significantly from 2023 due to the 2023 recognition of $897 of remaining unamortized acquired intangible assets at Terra Nova due to the termination of the lease for Bed, Bath & Beyond.

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

On December 20, 2024, we sold Hialeah I for $8,369, resulting in a net realized gain of $4,256.

Marketable Securities

Historically, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we took advantage of a temporary rise in publicly-traded REIT security values and converted nearly all of our securities portfolio into cash. This, along with regular investment activity within the real estate securities portfolio, resulted in a net realized gain of $3,476 in 2023. Thereafter, due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Loss on Extinguishment of Debt

On June 26, 2023, we originated a $25,500 non-recourse loan on The Flats at Carrs Hill for which proceeds were used to fully prepay the existing $14,500 mortgage loan. For this prepayment of the prior loan, we incurred a $131 loss on extinguishment of debt.

Gain Upon Sale of Investment in CMBS Trust

In February and March 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust, resulting in net realized gains of $465.

In July 2024, we sold our investment in the principal-only certificates issued by the CMBS Trust, resulting in net realized gains of $1,856.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased our first real estate loan investment, namely CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the performance of the CMBS Trust overall. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. During 2024, we sold our entire investment in the CMBS Trust resulting in converting the net unrealized gain into a net realized gain.

Interest Expense

The increase in interest expense for the year ended December 31, 2024 from the 2023 period was primarily due to an approximately $6,400 higher average outstanding balance on the Wells Fargo Line of Credit combined with a higher average interest rate of 7.5% on the Wells Fargo Line of Credit compared to 6.9% for the 2023 period. Our total outstanding loan balances as of December 31, 2024 consisted of 71% fixed rate loans and 29% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly compared to prior years in response to higher U.S. Treasury rates, higher inflation, bank failures and war, among other economic concerns. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The discussion of operating results and financial condition comparing the years ended December 31, 2023 and 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions under Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 10-K"), starting on page 61.

Inflation

The increase in inflation since mid-2021 as evidenced by the consumer price index, and the extent to which it continues, may have an impact on our property operating expenses. The duration of this period of higher inflation and when the economy will see a reduction of inflation to historical averages of years prior to 2022 remains subject to countless economic, regulatory and population driven variables.

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

NAV and NAV per Share

Our NAV per share is calculated by The Bank of New York Mellon ("BNY") on a daily basis in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNY.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2024:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$500,900	$28.07	$28.26	$28.33	$28.30	$28.10	$28.10	$27.95	$28.27
Investments in real estate equity securities (2)	122	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	13,220	0.74	0.75	0.75	0.75	0.74	0.74	0.74	0.75
Line of credit (4)	(75,514)	(4.23)	(4.26)	(4.27)	(4.27)	(4.24)	(4.24)	(4.21)	(4.26)
Mortgage loans payable (4)	(189,293)	(10.61)	(10.68)	(10.71)	(10.70)	(10.62)	(10.62)	(10.57)	(10.69)
Other liabilities, net (3)	(10,730)	(0.61)	(0.61)	(0.61)	(0.60)	(0.60)	(0.60)	(0.60)	(0.60)
Net asset value	$238,705	$13.37	$13.47	$13.50	$13.49	$13.39	$13.39	$13.32	$13.48
Note: No Class S shares were outstanding as of December 31, 2024.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of December 31, 2024, the value of our investments in real estate was approximately 7.9% more than their historical cost.
(2)  As of December 31, 2024, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 31.0% more than their historical cost.

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

As of December 31, 2024, all properties were appraised by a third-party appraisal firm in addition to our independent valuation advisor. Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of December 31, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	9.95%	8.60%
Retail properties	7.67%	6.57%
Industrial properties	7.25%	5.63%
Residential properties	7.00%	5.41%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of December 31, 2024.

	Discount Rate	Exit Capitalization Rate
Office properties	(2.1)%	(2.0)%
Retail properties	(1.8)%	(2.1)%
Industrial properties	(1.9)%	(2.6)%
Residential properties	(1.9)%	(2.8)%

The calculation of our NAV is intended to be a calculation of fair value of our assets less our outstanding liabilities and may differ from our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below by adjustment, which adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2024.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$95,113	$5.32	$5.36	$5.38	$5.37	$5.33	$5.33	$5.30	$5.37
Plus:
Unrealized gain on real estate investments (1)	35,836	2.01	2.02	2.03	2.03	2.01	2.01	2.00	2.02
Accumulated depreciation (2)	57,870	3.24	3.27	3.27	3.27	3.25	3.25	3.23	3.27
Accumulated amortization (2)	33,284	1.87	1.88	1.88	1.88	1.87	1.87	1.86	1.88
Deferred costs and expenses, net (3)	21,807	1.22	1.23	1.23	1.23	1.22	1.22	1.22	1.23
Less:
Deferred rent receivable (4)	(5,205)	(0.29)	(0.29)	(0.29)	(0.29)	(0.29)	(0.29)	(0.29)	(0.29)
Net asset value	$238,705	$13.37	$13.47	$13.50	$13.49	$13.39	$13.39	$13.32	$13.48
Note: No Class S shares were outstanding as of December 31, 2024.

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

(3) The deferred costs and expenses of $21,807 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $17,015 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,109 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of (1) the portion of the performance component of the advisory fee that is reflected in the NAV calculation, if any, but does not meet the threshold for accrual under GAAP, and (2) the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional economic events, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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
The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(71)	$19,146	$(14,923)

Real estate related depreciation	9,627	10,844	11,516
Real estate related amortization	2,239	4,200	7,830
Provision for impairment of real estate	2,201	—	—
Realized gain on sale of real estate	(4,256)	(17,980)	—
Net realized gain upon sale of investment in CMBS Trust	(2,321)	—	—
NAREIT defined FFO	$7,419	$16,210	$4,423

Straight line rents, net	(1,307)	(143)	112
Amortization of above- and below-market lease intangibles, net	(455)	(2,792)	(1,574)
Amortization of lease incentive	104	105	106
Loss on extinguishment of debt	—	131	—
Net unrealized change in fair value of investment in marketable securities	—	1,279	9,953
Net unrealized change in fair value of investment in CMBS Trust	1,686	(1,374)	(312)
Amortization of restricted stock awards	76	63	55
Amortization of deferred financing costs	980	616	277
Amortization of discount on note to affiliate	195	188	181
AFFO	$8,698	$14,283	$13,221
We believe that our FFO for the years ended December 31, 2024, 2023 and 2022, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our share redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings or from sales of other investments. The amount we may raise in our offerings is uncertain and dependent on a number of factors, including the impact of higher interest rates and the general view of investors toward commercial real estate. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum monthly redemptions under our share redemption plan. As of December 31, 2024, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $24,746.

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

On September 7, 2023, a wholly-owned indirect subsidiary of ours entered into a guaranteed maximum price construction contract in connection with expanding the Commerce Corner property (the "Commerce Expansion"). Commerce Corner was a 259,910 rentable square-foot, 100% leased state-of-the-art, multi-tenant warehouse and distribution center which we acquired in 2014. The Commerce Expansion increased the size of Commerce Corner by approximately 141,000 square feet and was completed in October 2024 for a cost of approximately $26 million. The Commerce Expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with us and took possession of the Commerce Expansion space in October 2024. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner was similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet as of November 1, 2024.

On December 27, 2023, we entered into a third amendment to the Wells Fargo Line of Credit (the "Third Amendment"). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Construction Commitment fully funded the Commerce Expansion, and upon completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC.

Pursuant to the Third Amendment, the Wells Fargo Line of Credit incurs interest based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The term was extended from February 28, 2025 to December 27, 2025. We also continue to serve as guarantor against specified bad acts for the Wells Fargo Line of Credit.

As of December 31, 2024, the borrowers' maximum borrowing capacity was $92,981, and the borrowers' outstanding balance was $75,514. As of December 31, 2024, the weighted average interest rate was 6.93%.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In addition, the guarantor must meet tangible net worth hurdles. As of December 31, 2024, we were in compliance with all covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2024. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,468	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,485	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,293
Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2024 are as follows:

Year	Amount
2025	$76,006
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$264,807

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly compared to prior years in response to higher U.S. Treasury rates, higher inflation, bank failures and war, among other economic concerns. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of December 31, 2024, we owed $52 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2024, we raised $465,370 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial public offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024, our total operating expenses (as defined in our charter) were $4,978, which represented 1.0% of our average invested assets and 49.5% of our net income (both as defined in our charter for this purpose).

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we are required to reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2024 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of December 31, 2024, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

Cash flows provided by operating activities during the years ended December 31, 2024 and 2023 were $8,371 and $9,880, respectively. The 2024 period was lower than the 2023 period primarily due to property sales in mid-2023, as well as a couple of tenant spaces that were vacant in 2024 but not in 2023. These decreases were partially offset by increased base rent at Commerce Corner due to the building expansion completed for Performance Food Group, Inc. in October 2024, and the recognition of termination income due to the Allstate Insurance Company lease termination at Heritage Parkway.

Cash flows provided by investing activities during the years ended December 31, 2024 and 2023 were $19,127 and $81,866, respectively. Investing cash flows for the 2024 period were driven by the sale of our Hialeah I property and our CMBS Trust investment, partially offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion. Investing cash flows for the 2023 period were driven by the sales of our Allied Drive property and our Anaheim Hills Office Plaza property and the near full liquidation of our securities portfolio.

Cash flows used in financing activities was $24,057 for the year ended December 31, 2024. We used the proceeds from the sales of Hialeah I and our CMBS Trust investment to make payments against our outstanding balance on the Wells Fargo Line of Credit. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions and costs of the Commerce Expansion.

Cash flows provided by financing activities was $91,878 for the year ended December 31, 2023. This was primarily due to proceeds from the sales of Allied Drive and Anaheim Hills Office Plaza, along with the sale of our securities portfolio and the refinance of the mortgage loan on The Flats at Carrs Hill to reduce the outstanding balances on our Wells Fargo Line of Credit. Additionally, we paid financing costs to amend and extend our Wells Fargo Line of Credit, as well as to refinance the mortgage loan on The Flats at Carrs Hill. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

The discussion of liquidity and capital resources comparing the years ended December 31, 2023 and 2022 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2023 10-K, starting on page 76.

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

Our board of directors authorized and we declared cash distributions to our stockholders with a single record date for each share of our common stock outstanding for each month of 2024. Accordingly, distributions for each month are accrued and thus reduce our NAV by such accrual once per month on the business day after the record date. Stockholders for each share class receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

Beginning in July 2024, we slightly changed the timing of distribution payments such that the monthly distribution payment is based on a record date occurring after the month in question. Thus, the distributions for the months of July through December 2024 had a record date in, and were paid in the months of, August 2024 through January 2025, respectively. Consequently, with respect to the below table, the distributions for the month of September are reflected in the December 31, 2024 column, and the distributions for the month of December are not included in the table below due to the January 2025 record date.

The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period.

	Three Months Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Year ended December 31, 2024
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484	$0.14991	$0.22486
Distributions paid or payable in cash	$1,912	$1,954	$1,411	$2,171	$7,448
Distributions reinvested	2,010	2,006	1,176	1,585	6,777
Distributions declared	$3,922	$3,960	$2,587	$3,756	$14,225

Net Cash Provided by Operating Activities:	$2,701	$1,737	$1,843	$2,090	$8,371

Funds From Operations:	2,455	3,151	$(360)	$2,173	$7,419

Total distributions declared to stockholders for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Distributions:
Distributions paid or payable in cash	$7,448	$8,124	$8,472
Distributions reinvested	6,777	8,948	9,563
Distributions declared	$14,225	$17,072	$18,035

Net Cash Provided by Operating Activities:	$8,371	$9,880	$6,975

Funds From Operations(1):	$7,419	$16,210	$4,423

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations.

For the year ended December 31, 2022, we paid our advisor $6,057 for the performance component of the advisory fee that was payable for the year ended December 31, 2021. As a result, for the year ended December 31, 2022, our distributions were covered 38.7% by cash flow from operations and 61.3% by borrowings. For the years ended December 31, 2024 and 2023, higher interest rates on our Wells Fargo Line of Credit, a few vacant spaces and sales of some investments contributed to our distributions for the year ended December 31, 2023 being covered 57.9% by cash flow from operations and 42.1% by borrowings, and our distributions for the year ended December 31, 2024 being covered 58.8% by cash flow from operations and 41.2% by borrowings.

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

Redemptions

For details on our redemptions for the years ended December 31, 2024, 2023 and 2022, please see Note 10—Capitalization to our consolidated financial statements contained within this Annual Report on Form 10-K. Also see Part II, Item 5 “Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Plan.”

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our line of credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of December 31, 2024, we had $75,514 outstanding under our Wells Fargo Line of Credit bearing interest at approximately 6.93%, representing approximately 66.8% a loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $378 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our line of credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing, and macroeconomic events such as inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk, through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We are exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, interest rates, default rates, geopolitical concerns, war and general market conditions. In addition, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2024, we owned $122 of marketable securities. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2024 would result in a change of $12 to the unrealized gain on marketable securities.
ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2025 Proxy Statement") relating to our 2025 annual meeting of stockholders (our “2025 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2025.
On February 6, 2025, our board of directors determined to hold the 2025 Annual Meeting on May 13, 2025.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1. The financial statements contained herein begin on page F - 1 hereof.

2. Financial Statement Schedules –
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth on page F - 44 hereof.

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

10.13
Fourth Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of November 13, 2024, by and among RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah I, LLC, RPT Hialeah II, LLC, RPT 1109 Commerce Boulevard, LLC and Wells Fargo Bank, National Association, as Lender and administrative agent, incorporated by reference to Exhibit 10.1 to the Quarterly Report of Form 10-Q filed on November 14, 2024.

10.14
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

10.28
Indemnity Agreement, dated as of June 26, 2023, by RPT Flats at Carrs Hill, LLC for the benefit of Nationwide Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 30, 2023.

19.1*	Insider Trading Policy of the Registrant.
21.1*	Subsidiaries of the Registrant.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: March 13, 2025

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

Name	Title	Date

/S/ ANNE-MARIE VANDENBERG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2025
Anne-Marie Vandenberg

/S/ ERIC M. RUSSELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2025
Eric M. Russell

/S/ W. TODD HENDERSON	Chairman of the Board	March 13, 2025
W. Todd Henderson

/S/ DEBORAH H. MCANENY	Independent Director	March 13, 2025
Deborah H. McAneny

/S/ GREGG A. GONSALVES	Independent Director	March 13, 2025
Gregg A. Gonsalves

/S/ CHARLES H. WURTZEBACH	Independent Director	March 13, 2025
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Expected hold period of real estate investments

As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying amount of its real estate investments whenever events or changes in circumstances indicate the carrying amount of these
F - 1

assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. Investments in real estate assets as of December 31, 2024 were $378.5 million.

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
Chicago, Illinois
March 13, 2025

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Investment in real estate assets, net	$378,531	$373,806
Investment in marketable securities	122	109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995
Cash and cash equivalents	7,157	5,065
Restricted cash	1,349	—
Receivables, net of allowance for doubtful accounts of $75 and $92, respectively	6,513	5,250
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	—	4,238
Deferred leasing costs, net of amortization of $2,866 and $2,087, respectively	1,870	2,647
Prepaid and other assets	2,444	2,646
Total assets	$397,986	$1,576,756
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$74,705	$54,335
Mortgage loans payable, net	188,628	188,944
Bonds payable held in consolidated CMBS Trust, at fair value	—	1,150,454
Accrued interest payable on bonds held in consolidated CMBS Trust	—	4,136
Accounts payable and accrued expenses	7,363	5,751
Due to affiliates	17,383	18,321
Note to affiliate, net of unamortized discount of $79 and $274, respectively	5,304	5,109
Acquired below-market lease intangibles, less accumulated amortization of $10,851 and $10,387, respectively	7,484	7,950
Distributions payable	—	635
Other liabilities	2,006	1,938
Total liabilities	302,873	1,437,573
Stockholders' Equity:
Class A common stock, 3,892,473 and 4,244,611 issued and outstanding, respectively	39	42
Class D common stock, 2,074,126 and 2,580,099 issued and outstanding, respectively	21	26
Class I common stock, 9,864,714 and 11,132,527 issued and outstanding, respectively	99	111
Class M-I common stock, 505,917 and 489,010 issued and outstanding, respectively	5	5
Class N common stock, 600,293 and 577,098 issued and outstanding, respectively	6	6
Class T common stock, 51,236 and 101,743 issued and outstanding, respectively	1	1
Class T2 common stock, 690,528 and 643,843 issued and outstanding, respectively	7	6
Class Z common stock, 75,000 issued and outstanding	1	1
Additional paid-in capital	206,837	236,592
Deficit	(111,903)	(97,607)
Total stockholders' equity	95,113	139,183
Total liabilities and stockholders' equity	$397,986	$1,576,756
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Property related income	$38,771	$41,904	$41,374
Interest income	153	—	—
Investment income on marketable securities	4	46	1,112
Total revenues	38,928	41,950	42,486
Expenses
General and administrative expenses	2,465	2,400	2,452
Property operating expenses	12,146	12,728	12,231
Advisory fees	2,565	3,099	3,746
Provision for impairment of real estate	2,201	—	—
Depreciation	9,627	10,844	11,516
Amortization	2,239	4,200	7,830
Total operating expenses	31,243	33,271	37,775
Net realized gain upon sale of real estate	4,256	17,980	—
Net realized gain (loss) upon sale of marketable securities	9	3,476	(794)
Loss on extinguishment of debt	—	(131)	—
Net realized gain upon sale of investment in CMBS Trust	2,321	—	—
Net unrealized change in fair value of investment in marketable securities	—	(1,279)	(9,953)
Change in net assets of consolidated CMBS Trust	(1,474)	2,598	529
Operating income (loss)	12,797	31,323	(5,507)
Interest expense	(12,868)	(12,177)	(9,416)
Net (loss) income	$(71)	$19,146	$(14,923)

Class A common stock	$—	$0.92	$(0.69)
Class I common stock	$—	$0.92	$(0.69)
Class T common stock	$—	$0.92	$(0.69)
Class D common stock	$—	$0.92	$(0.69)
Class N common stock	$—	$0.92	$(0.69)
Class M-I common stock	$—	$0.92	$(0.69)
Class T2 common stock	$—	$0.92	$(0.69)
Class Z common stock	$—	$0.92	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2021	—	$—	19,836,423	$199	$238,275	$(66,723)	$171,751
Issuance of common stock	—	—	3,735,293	37	64,647	—	64,684
Issuance of common stock through the distribution reinvestment plan	—	—	556,592	5	9,558	—	9,563
Redemption of common stock	—	—	(1,698,605)	(16)	(29,157)	—	(29,173)
Distributions to investors	—	—	—	—	—	(18,035)	(18,035)
Other offering costs	—	—	—	—	(5,371)	—	(5,371)
Equity based compensation	—	—	3,451	—	55	—	55
Net loss	—	—	—	—	—	(14,923)	(14,923)
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	1,139,674	11	17,537	—	17,548
Issuance of common stock through the distribution reinvestment plan	—	—	611,422	6	8,942	—	8,948
Redemption of common stock	—	—	(4,344,396)	(44)	(65,068)	—	(65,112)
Distributions to investors	—	—	—	—	—	(17,072)	(17,072)
Other offering costs	—	—	—	—	(2,889)	—	(2,889)
Equity based compensation	—	—	4,077	—	63	—	63
Net income	—	—	—	—	—	19,146	19,146
Balance, December 31, 2023	—	$—	19,843,931	$198	$236,592	$(97,607)	$139,183
Issuance of common stock	—	—	392,905	5	5,380	—	5,385
Issuance of common stock through the distribution reinvestment plan	—	—	498,836	5	6,772	—	6,777
Redemption of common stock	—	—	(2,986,773)	(29)	(40,594)	—	(40,623)
Distributions to investors	—	—	—	—	—	(14,225)	(14,225)
Other offering costs	—	—	—	—	(1,390)	—	(1,390)
Equity based compensation	—	—	5,388	—	77	—	77
Net Loss	—	—	—	—	—	(71)	(71)
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(71)	$19,146	$(14,923)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,627	10,844	11,516
Net realized gain from sale of real estate assets	(4,256)	(17,980)	—
Net realized (gain) loss from sale of marketable securities	(9)	(3,476)	794
Net realized gain from sale of investment in CMBS Trust	(2,321)	—	—
Net unrealized loss (gain) on investments held at fair value	1,686	(95)	9,641
Loss on extinguishment of debt	—	131	—
Provision for impairment of real estate	2,201	—	—
Share based incentive compensation	77	63	55
Amortization of intangible lease assets and liabilities	1,888	1,511	6,362
Amortization of deferred financing costs	980	616	278
Straight line rent	(1,307)	(143)	112
Amortization of discount on note to affiliate	195	188	181
Changes in assets and liabilities:
Receivables, net	29	699	(522)
Accrued interest receivable net of accrued interest payable, CMBS Trust	102	—	(13)
Deferred leasing costs	(64)	(1,173)	(365)
Prepaid and other assets	151	(648)	(316)
Accounts payable and accrued expenses	(540)	292	272
Other liabilities	42	2	(97)
Due to affiliates	(39)	(97)	(6,000)
Net cash provided by operating activities	8,371	9,880	6,975
Cash flows from investing activities:
Proceeds from sale of real estate assets	7,894	58,925	—
Improvements to real estate assets	(22,066)	(6,395)	(2,264)
Investment in marketable securities	(93)	(1,520)	(33,529)
Proceeds from sale of marketable securities	89	30,611	32,549
Proceeds from sale of investment in CMBS Trust	33,176	—	—
Purchase of investment in CMBS Trust	—	—	(30,944)
Principal payments received from mortgage loans held in consolidated CMBS Trust	127	245	39
Net cash provided by (used in) investing activities	19,127	81,866	(34,149)
Cash flows from financing activities:
Proceeds from line of credit	52,248	68,465	49,000
Repayment of line of credit	(32,700)	(97,300)	(46,500)
Proceeds from mortgage loans payable	—	25,500	—
Repayment of mortgage loans payable	(474)	(26,887)	(718)
Distribution of principal payments to bondholders of consolidated CMBS Trust	(127)	(245)	(39)
Proceeds from issuance of common stock	5,402	17,724	64,657
Payment of financing costs	—	(2,459)	—
Payment of offering costs	(2,211)	(3,175)	(3,788)
Distributions to investors	(8,082)	(8,185)	(8,403)
Redemption of common stock	(38,113)	(65,316)	(28,969)
Net cash (used in) provided by financing activities	(24,057)	(91,878)	25,240
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,441	(132)	(1,934)
Cash, cash equivalents, and restricted cash beginning of period	5,065	5,197	7,131
Cash, cash equivalents, and restricted cash end of period	$8,506	$5,065	$5,197

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2024	2023	2022
Distributions declared and unpaid	$—	$635	$696
Common stock issued through the distribution reinvestment plan	6,777	8,948	9,563
Purchases of marketable securities not yet paid	—	—	79
Proceeds from sale of marketable securities not yet received	—	—	95
Proceeds from issuance of common stock not yet received	—	17	175
Redemption of common stock not yet paid	2,510	—	204
Accrued offering costs not yet paid	604	682	3,509
Capital expenditures not yet paid	1,525	2,244	375
Supplemental Cash Flow Disclosures:
Interest paid	$11,502	$11,326	$8,600
In connection with the investment in CMBS Trust and its consolidation, certain other assets and liabilities were assumed:
Real estate loans held in consolidated CMBS Trust, at fair value	$—	$—	$1,157,636
Accrued interest receivable from real estate loans held in consolidated CMBS Trust	—	—	4,365
Bonds payable held in consolidated CMBS Trust, at fair value	—	—	(1,126,781)
Accrued interest payable on bonds held in consolidated CMBS Trust	—	—	(4,276)
Purchase of investment in CMBS Trust	$—	$—	$30,944

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
December 31, 2024
(in thousands, except share and per share data)

for its Class S Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2024.

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
The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $1,349 and zero as of December 31, 2024 and 2023, respectively. Such restricted cash resulted from a construction draw in December 2024 and was required to be used to pay specified development costs in the subsequent month.
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
December 31, 2024
(in thousands, except share and per share data)

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. The Company had one and zero real estate investments impaired as of December 31, 2024 and 2023, respectively.
Investments in Marketable Securities

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

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
December 31, 2024
(in thousands, except share and per share data)

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if an entity has determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of December 31, 2024, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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
December 31, 2024
(in thousands, except share and per share data)

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2024 and 2023 the Company has accrued $17,015 and $17,896, respectively, in Trailing Fees to be payable in the future which was included in due to affiliates on the consolidated balance sheet.
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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2024, 2023 and 2022, the Company has no

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. Also see Note 14.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 9), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company granted Class D Shares to its independent directors (see Note 10), which qualify as participating securities.
Risks and Uncertainties
As of December 31, 2024 and 2023, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raised, and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum quarterly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 8 and 10.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of the amounts of certain expenses which may not be evident in an entity's statement of operations. Specifically, ASU 2024-03 refers to (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities, and (f) selling expenses. The provisions of ASU 2024-03 are effective for annual reports with fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the provisions of ASU 2024-03, but does not believe the adoption will have a material impact on the Company's consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$122	$—	$—	$122

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$109	$—	$—	$109
Real estate loans held in consolidated CMBS Trust, at fair value	—	1,182,995	—	1,182,995
Total	$109	$1,182,995	$—	$1,183,104

Liabilities
Bonds payable held in consolidated CMBS Trust, at fair value	$—	$1,150,454	$—	$1,150,454
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate may not be recoverable.
During the year ended December 31, 2024, the Company recognized $2,201 of impairment charges related to Heritage Parkway. The impairment was the result of a reduction of the expected hold period, as the Company has agreed to preliminary terms to dispose of the investment. The fair value of such real estate investment at the time of impairment was $4,800, and was estimated based on offers for purchase received from independent third parties. As of December 31, 2024, Heritage Parkway had a carrying value of $4,778. During the year ended December 31, 2023, no impairment charges were recognized by the Company.
The fair value of the Company's line of credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2024 and 2023 approximated its fair value of $75,514 and $55,965, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $180,419 and $179,072 as of December 31, 2024 and 2023, respectively. If the valuation of the Company's properties as of December 31, 2024 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,380 and $4,300 as of December 31, 2024 and 2023, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2024 and 2023.

				Range
	Fair Value at December 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,514	Discounted cash flow	Loan to value	44.7%	44.7%	44.7%
			Market interest rate	6.93%	6.93%	6.93%
Mortgage Loans Payable	180,419	Discounted cash flow	Loan to value	49.9%	61.9%	57.8%
			Market interest rate	6.17%	6.45%	6.34%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2023	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$55,965	Discounted cash flow	Loan to value	33.1%	41.9%	38.0%
			Market interest rate	7.58%	7.58%	7.58%
Mortgage Loans Payable	179,072	Discounted cash flow	Loan to value	50.9%	60.4%	57.6%
			Market interest rate	5.95%	6.92%	6.40%
Note to Affiliate	4,300	Discounted cash flow	Market interest rate	7.00%	7.00%	7.00%
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	December 31,
	2024	2023
Land	$121,437	$123,079
Buildings and improvements, less accumulated depreciation of $54,763 and $46,555, respectively	241,901	233,789
Furniture, fixtures and equipment, less accumulated depreciation of $3,107 and $2,434, respectively	1,795	2,046
Acquired intangible lease assets, less accumulated amortization of $41,270 and $40,181, respectively	13,398	14,892
Investment in real estate assets, net	$378,531	$373,806
The Company acquired no real estate properties during the years ended December 31, 2024, 2023 and 2022.

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
On December 20, 2024, the Company sold a 57,000 rentable square-foot Class B industrial building located in Miami, Florida ("Hialeah I"). Hialeah I was sold to an entity which is not affiliated with the Company, the Advisor, or any of its affiliates, for $8,369. The Hialeah I sale resulted in a net realized gain of $4,256. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

During the year ended December 31, 2024, in accordance with authoritative guidance for impairment of long-lived assets, the Company determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, the Company recognized an impairment charge totaling $2,201 for the year ended December 31, 2024. Also see Note 17.

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2024 is as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2025	$1,459	$12	$(466)
2026	1,402	12	(466)
2027	1,220	12	(465)
2028	984	9	(450)
2029	865	—	(400)
Thereafter	7,423	—	(5,237)
Total	$13,353	$45	$(7,484)

Weighted average remaining amortization period (in years)	9.6	3.8	17.9

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2024, the Company owned 12 properties with a total of 48 commercial leases. As of December 31, 2023, the Company owned 13 properties with a total of 49 commercial leases. As of December 31, 2022, the Company owned 15 properties with a total of 59 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2024, 2023 and 2022 is comprised of the following:

	2024	2023	2022
Lease revenue¹	$37,113	$39,074	$40,018
Straight-line revenue	1,307	143	(112)
Above- and below-market lease amortization, net	455	2,792	1,574
Lease incentive amortization	(104)	(105)	(106)
Property related income	$38,771	$41,904	$41,374
[1]Lease revenue includes $4,565, $5,013 and $5,242 of variable income from tenant reimbursements for the years ended December 31, 2024, 2023 and 2022, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of December 31, 2024 are as follows:

Year ended December 31,	Future Minimum Rent
2025	$21,333
2026	19,632
2027	16,760
2028	14,319
2029	10,811
Thereafter	65,769
$148,624

The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $12,099 of lease revenue for the year ended December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2024, 2023 and 2022 are shown below.

	Percent of property related income
Property	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
The Glenn, Centennial, CO	19.6%	19.0%	17.8%
Providence Square, Marietta, GA	11.9	11.3	11.1
The Flats at Carrs Hill, Athens, GA	11.6	9.9	9.3
Seattle East Industrial, Redmond, WA	11.2	10.4	10.5
Total	54.3%	50.6%	48.7%

	Percent of property related income
Tenant	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
FedEx Ground - Seattle East Industrial	11.2%	10.4%	10.5%
Total	11.2%	10.4%	10.5%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2024, 2023 and 2022 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2024	December 31, 2023	December 31, 2022
Performance Food Group, Inc. - Commerce Corner¹	12.9%	3.1%	2.7%
FedEx Ground - Seattle East Industrial	12.6	13.3	11.1
Northrop Grumman Systems Inc. - Loudoun Gateway	10.0	10.3	9.1
Total	35.5%	26.7%	22.9%

¹ On November 1, 2024, the building expansion at Commerce Corner was completed thereby increasing the building size by 140,991 square feet. In connection therewith, the lease for Performance Food Group, Inc. was similarly expanded.

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2024 and 2023, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Marketable securities—cost	$93	$80
Unrealized gains	31	29
Unrealized losses	(2)	—
Net unrealized gain	29	29
Marketable securities—fair value	$122	$109

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2024, marketable securities sold generated proceeds of $89 resulting in gross realized gains of $12 and gross realized losses of $3. During the year ended December 31, 2023, marketable securities sold generated proceeds of $30,516 resulting in gross realized gains of $4,499 and gross realized losses of $1,023. During the year ended December 31, 2022, marketable securities sold generated proceeds of $32,604 resulting in gross realized gains of $2,984 and gross realized losses of $3,778.

NOTE 7 — CMBS TRUST
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
On July 18, 2024, the Company sold its entire investment in the Class D certificates issued by the CMBS Trust for approximately $25,588, resulting in a net realized gain of $1,856. Following this sale, the Company did not own any securities issued by the CMBS Trust.
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Real estate loans held in consolidated CMBS Trust, at fair value	$—	$1,182,995
Bonds payable held in consolidated CMBS Trust, at fair value	—	1,150,454
Net investment in CMBS Trust, at fair value	$—	$32,541

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

On January 27, 2023, the Former Wells Fargo Line of Credit was amended and restated, thereby changing certain terms and provisions, including extending the maturity date to February 28, 2025 (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit had an initial maximum capacity of $100,000 and is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000 and may result in the Wells Fargo Line of Credit being syndicated. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") with an initial spread of 200 or 225 basis points depending on the debt yield as defined in the agreement.

On September 1, 2023, the Company added its Commerce Corner property ("Commerce Corner") to the Wells Fargo Line of Credit thereby adding RPT 1109 Commerce Corner, LLC, as a borrower under the Wells Fargo Line of Credit.

On September 7, 2023, RPT 1109 Commerce Corner, LLC ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand the Company's property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner was a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion was completed in October 2024 for a total cost of approximately $26,000. The Commerce Expansion was being undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet with a lease maturity in October 2039.

On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Construction Commitment fully funded the Commerce Expansion, and upon completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC.

Pursuant to the Third Amendment, the Wells Fargo Line of Credit incurs interest based on the 30-day average of the SOFR plus a spread of 225 basis points. The term was extended from February 28, 2025 to December 27, 2025. The Company continues to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts. The Company intends to refinance the Wells Fargo Line of Credit on market terms prior to its maturity. In the event the Company is unable to satisfactorily complete such refinance, the Company expects that it will be able to sell real estate investments, or refinance individual real estate investments encumbered by the Wells Fargo Line of Credit, in an amount sufficient to fully repay the Wells Fargo Line of Credit prior to the scheduled maturity date.

For the Revolving Commitment, as of December 31, 2023, the borrowers' maximum borrowing capacity was $47,616, and the borrowers' outstanding balance was $34,624. For the Construction Commitment, as of December 31, 2023, the borrowers' maximum borrowing capacity was $44,400, and the borrowers' outstanding balance was $21,341. As a result, as of December 31, 2024, the Revolving Commitment had a maximum amount of $120,000, the borrowers' maximum borrowing capacity was $92,981 and the borrowers' outstanding balance was $75,514. As of December 31, 2024 and 2023, the weighted average interest rate was 6.93% and 7.58%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In connection with the Commerce Expansion, Commerce Corner was not included in the borrowing base during the construction period. With the completion of the Commerce Expansion, Commerce Corner became a borrowing base property. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of December 31, 2024.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2024 and 2023:

	Balance at
Lender	December 31, 2024	December 31, 2023
Wells Fargo/CIBC	$75,514	$55,965
Deduct: Deferred financing costs, less accumulated amortization	(809)	(1,630)
Line of credit, net	$74,705	$54,335

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
December 31, 2024
(in thousands, except share and per share data)

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

The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2024 and 2023.

		Balance at
Lender	Encumbered Property	December 31, 2024	December 31, 2023	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	16,468	16,816	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,485	6,612	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,293	$189,768
Deduct: Deferred financing costs, less accumulated amortization		(665)	(824)
Mortgage loans payable, net		$188,628	$188,944

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2024 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

Year	Amount
2025	$76,006
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$264,807

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
December 31, 2024
(in thousands, except share and per share data)

For all share classes, the performance component earned by RREEF America for each class is subject to certain other adjustments which do not apply unless the NAV per share is below $12.00 per share. The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company's published NAV per share for such date. The performance component is payable annually in arrears.
The advisory fees earned by RREEF America are shown below.

	Year Ended December 31,
	2024	2023	2022
Fixed component	$2,565	$3,099	$3,746
Performance component	—	—	—
	$2,565	$3,099	$3,746

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
For the years ended December 31, 2024 and 2023, RREEF America incurred $222 and $244 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2024 and 2023, the Company had a payable to RREEF America of $52 and $57, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2024. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
The aforementioned waiver of $3,567 constituted an extinguishment under GAAP of a related party loan that was determined to be a capital transaction. As a result, the remaining unamortized discount on the Note to Affiliate was written off to additional paid in capital in the amount of $1,182, and a new discount was recorded in the amount of $946 based on an estimated market interest rate of 3.75%. The resulting discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the years ended December 31, 2024, 2023 and 2022, the Company amortized $195, $188 and $181 respectively, of the discount on the Note to Affiliate into interest expense.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as amended, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Fourth Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of December 31, 2024 and 2023, the Company has accrued $111 and $129, respectively, in Trailing Fees currently payable to the Dealer Manager, and $17,015 and $17,896, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2024 and 2023, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $38 and $130, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, certain legal fees of the Dealer Manager and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the Company's shares of common stock. For the years ended December 31, 2024 and 2023, the Company was obligated to reimburse the Dealer Manager for zero and $11 of such costs, respectively. As of December 31, 2024 and 2023, the Company had a payable to the Dealer Manager of zero.
Reimbursement Limitations

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
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
During the Initial Public Offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2024, estimated Trailing Fees payable in the future of $1,642.
During the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2024, estimated accrued Trailing Fees payable in the future of $5,822.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including as of December 31, 2024, estimated accrued Trailing Fees payable in the future of $8,874.
For the Fourth Public Offering, as of December 31, 2024, the Company raised $16,980 in gross proceeds and incurred $1,933 in organization and offering costs, including as of December 31, 2024, estimated accrued Trailing Fees payable in the future of $677.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2024, total operating expenses of the Company were $4,978, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2023, total operating expenses of the Company were $5,470, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2024 and 2023, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Reimbursable under the Advisory Agreement	$52	$57
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	205	239
Accrued Trailing Fees	17,126	18,025
Due to affiliates	$17,383	$18,321

Note to Affiliate	$5,383	$5,383
Unamortized discount	(79)	(274)
Note to Affiliate, net of unamortized discount	$5,304	$5,109

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fess of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

(i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such public offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the year ended December 31, 2024, 50,889 Class T Shares were converted to 51,298 Class N Shares. For the year ended December 31, 2023, 235,145 Class T Shares were converted to 236,883 Class N Shares. For the year ended December 31, 2022, 422,975 Class T Shares were converted to 422,867 Class N Shares.

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

Stock Issuance

During the years ended December 31, 2024, 2023 and 2022, the Company issued common stock, excluding shares issued in the distribution reinvestment plan and Compensation Plan (defined below), as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	2,151	$30	70,103	$1,095	444,849	$7,752
Class D Shares	2,937	40	222,400	3,628	1,141,471	19,715
Class I Shares	250,627	3,427	502,534	7,529	1,596,892	27,507
Class M-I Shares	53,267	725	140,806	2,076	132,356	2,280
Class N Shares converted from Class T Shares, net	409	—	1,738	—	(108)	—
Class T Shares	—	—	2,879	45	41,943	752
Class T2 Shares	83,514	1,163	199,214	3,175	377,890	6,678
Total	392,905	$5,385	1,139,674	$17,548	3,735,293	$64,684

There were no Class S Shares issued as of December 31, 2024.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan. Prior to July 1, 2024 the Company's share redemption plan (the "Former SRP") offered the opportunity for daily redemptions whereby on a daily basis stockholders could request the redemption of all or any portion of their shares. The redemption price per share was equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter were limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5% limit in a calendar quarter, the unused portion generally would be carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation was reached on or before the third business day of a calendar quarter, redemption requests during the next quarter would be satisfied on a stockholder by stockholder basis, which the Company referred to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter. The per stockholder allocation requirement would remain in effect for each succeeding quarter for which the total redemptions for the immediately preceding quarter exceeded 4% of the Company's NAV on the last business day of such preceding quarter. If total redemptions during a quarter for which the per stockholder allocation applied were equal to or less than 4% of the Company's NAV on the last business day of such preceding quarter, then redemptions would again be satisfied on a first-come, first-served basis for the next succeeding quarter and each quarter thereafter.

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

On June 21, 2024, the Company's board of directors amended and restated the Company's share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders of the Company may request, on a monthly basis, that the Company redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of the Company’s combined NAV per month and no more than 5.0% of the Company’s combined NAV per calendar quarter, with the Company’s combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

immediately following business day, the Company will post the Redemption Price for each class of shares of common stock on its website and include it in a prospectus supplement filed with the SEC. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, the Company may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.
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
Under the New SRP, redemptions requested for each month from July 2024 through December 2024 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 31.9%, 50.7%, 24.3%, 37.6%, 48.5% and 28.7% of the amount requested for the months July through December 2024, respectively.

During the years ended December 31, 2024, 2023 and 2022, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2024	Shares	Weighted Average Share Price	Amount
Class A	473,280	$13.55	$6,412
Class I	1,772,184	13.62	24,142
Class T	1,130	13.67	15
Class D	574,377	13.61	7,816
Class N	46,584	13.48	628
Class M-I	61,132	13.48	824
Class T2	58,086	13.54	786
Total			$40,623

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

Year Ended December 31, 2023	Shares	Weighted Average Share Price	Amount
Class A	299,558	$15.33	$4,594
Class I	2,672,067	14.87	39,727
Class T	20,161	15.79	317
Class D	968,053	15.18	14,698
Class N	333,076	15.13	5,038
Class M-I	40,108	14.13	567
Class T2	11,373	15.03	171
Total			$65,112

Year Ended December 31, 2022	Shares	Weighted Average Share Price	Amount
Class A	249,326	$17.14	$4,263
Class I	1,162,582	17.19	19,957
Class T	45,392	17.34	786
Class D	183,675	17.32	3,175
Class N	42,658	17.27	737
Class M-I	—	—	—
Class T2	14,972	17.33	255
Total			$29,173

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
December 31, 2024
(in thousands, except share and per share data)

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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,034	$14.90	1,869	$17.40	7,018	$14.48
Changes during the period:
Granted	5,442	13.78	5,034	14.90	2,443	17.41
Vested	(5,034)	14.90	(1,869)	17.40	(7,592)	14.70
Forfeited	—	—	—	—	—	—
Outstanding, end of period	5,442	13.78	5,034	$14.90	1,869	17.40

Amount included in general and administrative expenses	$77		$63		$55

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

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2024, 2023 and 2022. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Year Ended December 31, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(16)	$(40)	$—	$(9)	$(2)	$(2)	$(2)	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(16)	$(40)	$—	$(9)	$(2)	$(2)	$(2)	$—
Denominator - weighted average number of common shares outstanding	4,022,239	10,470,590	76,363	2,417,109	598,446	523,678	652,279	75,000
Basic and diluted net loss per share:	$—	$—	$—	$—	$—	$—	$—	$—
	Year Ended December 31, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69
Denominator - weighted average number of common shares outstanding	4,246,287	11,913,698	145,425	2,801,141	644,502	431,114	601,718	75,000
Basic and diluted net income per share:	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92
	Year Ended December 31, 2022
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(2,934)	$(8,956)	$(365)	$(1,930)	$(346)	$(156)	$(185)	$(51)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
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

Prior to July 1, 2022, the Company authorized and paid distributions based on daily record dates with a daily distribution amount, and disclosed such daily distribution amount (before adjustment for class-specific expenses) in the table below. On July 1, 2022, the Company changed its distribution policy to authorize distributions monthly based on a single record date in the month. The table below shows the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period. In July 2024, the Company slightly altered the timing of the distribution declarations and payment such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the month of July were declared and paid at the beginning of August, and each subsequent month has followed a similar pattern. As a result, the September 2024 distribution is reflected in the column for the three months ended December 31, 2024 because it was declared and paid in October 2024, and the December 2024 distribution is not included in the table below because it was declared and paid in January 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.22486	$0.22484	$0.14991	$0.22486
Distributions paid or payable in cash	$1,912	$1,954	$1,411	$2,171	$7,448
Distributions reinvested	2,010	2,006	1,176	1,585	6,777
Distributions declared	$3,922	$3,960	$2,587	$3,756	$14,225
Class A Shares issued upon reinvestment	33,805	33,408	20,885	30,893	118,991
Class I Shares issued upon reinvestment	70,863	71,517	45,458	65,906	253,744
Class T Shares issued upon reinvestment	500	476	218	318	1,512
Class D Shares issued upon reinvestment	24,960	24,398	8,591	2,130	60,079
Class N Shares issued upon reinvestment	4,936	5,061	3,402	5,082	18,481
Class M-I Shares issued upon reinvestment	6,365	6,780	4,625	7,002	24,772
Class T2 Shares issued upon reinvestment	5,347	5,523	4,129	6,258	21,257

	Three Months Ended				Total
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Class A	$767	$774	$507	$750	$2,798
Class I	2,178	2,209	1,442	2,099	7,928
Class T	19	16	9	11	55
Class D	573	563	360	495	1,991
Class N	131	135	90	135	491
Class M-I	116	121	79	114	430
Class T2	121	125	89	135	470
Class Z	17	17	11	17	62
Distributions declared	$3,922	$3,960	$2,587	$3,756	$14,225

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.22477	$0.22491	$0.22490	$0.22488
Distributions paid or payable in cash	$2,129	$2,108	$2,008	$1,879	$8,124
Distributions reinvested	2,357	2,227	2,192	2,172	8,948
Distributions declared	$4,486	$4,335	$4,200	$4,051	$17,072
Class A Shares issued upon reinvestment	31,585	34,718	35,937	36,544	138,784
Class I Shares issued upon reinvestment	78,943	83,047	80,733	77,807	320,530
Class T Shares issued upon reinvestment	836	459	467	482	2,244
Class D Shares issued upon reinvestment	28,498	21,117	21,527	24,352	95,494
Class N Shares issued upon reinvestment	3,849	4,726	4,736	4,776	18,087
Class M-I Shares issued upon reinvestment	3,099	3,644	4,988	5,621	17,352
Class T2 Shares issued upon reinvestment	4,350	4,653	4,896	5,032	18,931

	Three Months Ended				Total
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Class A	$783	$799	$797	$796	$3,175
Class I	2,575	2,491	2,420	2,282	9,768
Class T	40	28	20	20	108
Class D	725	633	586	577	2,521
Class N	153	155	130	129	567
Class M-I	86	93	107	106	392
Class T2	107	119	123	124	473
Class Z	17	17	17	17	68
Distributions declared	$4,486	$4,335	$4,200	$4,051	$17,072

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Three Months Ended				Total
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Declared distribution rate, before adjustment for class-specific fees	$0.20785	$0.21749	$0.22499	$0.22493
Distributions paid or payable in cash	$2,020	$2,217	$2,140	$2,095	$8,472
Distributions reinvested	2,210	2,464	2,410	2,479	9,563
Distributions declared	$4,230	$4,681	$4,550	$4,574	$18,035
Class A Shares issued upon reinvestment	27,036	28,747	27,308	28,157	111,248
Class I Shares issued upon reinvestment	75,809	80,232	76,719	78,213	310,973
Class T Shares issued upon reinvestment	2,447	2,114	1,852	1,840	8,253
Class D Shares issued upon reinvestment	20,428	25,795	26,490	30,040	102,753
Class N Shares issued upon reinvestment	1,565	2,141	2,211	2,304	8,221
Class M-I Shares issued upon reinvestment	1,224	1,614	2,378	2,716	7,932
Class T2 Shares issued upon reinvestment	885	1,177	2,138	3,012	7,212

	Three Months Ended				Total
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Class A	$786	$837	$786	$790	$3,199
Class I	2,610	2,853	2,726	2,677	10,866
Class T	139	121	80	67	407
Class D	540	666	679	722	2,607
Class N	74	103	137	146	460
Class M-I	36	44	61	72	213
Class T2	28	39	64	83	214
Class Z	17	18	17	17	69
Distributions declared	$4,230	$4,681	$4,550	$4,574	$18,035

NOTE 13 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2024, 2023 and 2022:

Characterization	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Ordinary income	—%	—%	14.6244%
Capital gain distribution	—	54.9313	—
Nondividend distributions (return of capital)	100.0000	45.0687	85.3756
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $55, $30 and $25 for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 14 — SEGMENT INFORMATION

For the years ended December 31, 2024, 2023 and 2022, the Company had three reportable segments with separately reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.
The following tables set forth the carrying value, revenue and the components of operating income (loss) of the Company's segments reconciled to total assets as of December 31, 2024 and 2023, and net income (loss) for the years ended December 31, 2024, 2023 and 2022.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of December 31, 2024	$378,531	$122	$—	$378,653
Receivables	6,490	—	—	6,490
Deferred leasing costs	1,870	—	—	1,870
Prepaid and other assets	1,196	—	—	1,196
Subtotal	$388,087	$122	$—	$388,209

Reconciliation to total assets of December 31, 2024
Carrying value per reportable segments				$388,209
Other assets				9,777
Total assets				$397,986

Carrying value as of December 31, 2023	$373,806	$109	$1,182,995	$1,556,910
Receivables	5,210	—	4,238	9,448
Deferred leasing cost	2,647	—	—	2,647
Prepaid and other assets	1,393	—	—	1,393
Subtotal	$383,056	$109	$1,187,233	$1,570,398

Reconciliation to total assets of December 31, 2023
Carrying value per reportable segments				$1,570,398
Other assets				6,358
Total assets				$1,576,756

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Year Ended December 31, 2024
Property related income	$38,771	$—	$—	$38,771
Investment income on marketable securities	—	4	—	4
Total revenues	38,771	4	—	38,775
Segment operating expenses	(12,146)	(22)	—	(12,168)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain on sale of real estate	4,256	—	—	4,256
Net realized gain upon sale of marketable securities	—	9	—	9
Net realized gain upon sale of investment in CMBS Trust	—	—	2,321	2,321
Net unrealized change in fair value of investment in marketable securities	—	—	—	—
Change in net assets of consolidated CMBS trust	—	—	(1,474)	(1,474)
Operating income (loss) - segments	$28,680	$(9)	$847	$29,518

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
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
Note: The significant expense types within segment operating expenses for the Real Estate Properties segment include real estate taxes, insurance, utilities, professional services and maintenance costs.

	Year Ended December 31,
Reconciliation to net income (loss)	2024	2023	2022
Operating income - segments	$29,518	$51,839	$19,719
General and administrative expenses	(2,443)	(2,373)	(2,134)
Interest Income	153	—	—
Advisory expenses	(2,565)	(3,099)	(3,746)
Depreciation	(9,627)	(10,844)	(11,516)
Amortization	(2,239)	(4,200)	(7,830)
Operating income (loss)	12,797	31,323	(5,507)
Interest expense	(12,868)	(12,177)	(9,416)
Net (loss) income	$(71)	$19,146	$(14,923)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2024
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

NOTE 17 — SUBSEQUENT EVENTS

On February 28, 2025, the Company sold Heritage Parkway, a 94,233 rentable square-foot office building located in Woodridge, Illinois. Heritage Parkway was sold for $5,000 to an entity which is not affiliated with the Company, the Advisor, or any of its affiliates.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2024 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition / Impairment	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
9022 Heritage Parkway, Woodridge, IL, Office	(M)	$—	$2,311	$10,989	$(2,201)	$11,099	$(6,321)	2002	5/31/2013	5 - 40
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(H)	6,485	3,713	9,015	295	13,023	(3,383)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(E)	39,977	3,397	16,353	27,892	47,642	(6,190)	1998	4/11/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	9,923	10,628	11,222	160	22,010	(2,015)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(G)	25,500	3,057	23,856	2,575	29,488	(11,194)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	8,268	2,042	19,908	76	22,026	(13,855)	1998	12/21/2015	5 - 40
Palmetto Lakes, Miami Lakes, FL, Industrial	(E)	13,638	6,054	7,006	752	13,812	(4,107)	1974	7/17/2018	5 - 40
Hialeah II, Miami, FL, Industrial	(E)	3,708	1,725	1,666	1,083	4,474	(1,033)	1961	7/17/2018	5 - 40
Elston Plaza, Chicago, IL, Retail	(I)	16,468	17,767	11,029	102	28,898	(3,524)	1983	12/31/2018	5 - 40
Providence Square, Marietta, GA, Retail	(J)	29,700	9,742	45,319	386	55,447	(12,274)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(K)	45,140	50,692	30,946	—	81,638	(6,220)	2013	12/17/2019	5 - 40
The Glenn, Centennial, CO, Residential	(L)	66,000	10,309	118,330	1,140	129,779	(18,173)	2018	11/19/2021	5 - 27.5
Total Investments in Real Estate		$264,807	$121,437	$305,639	$32,260	$459,336	$(88,289)

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2024 for federal income tax purposes was approximately $465,548 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2024	2023	2022
	Balance at January 1	$444,639	$492,862	$490,526
	Acquisitions	—	—	—
	Dispositions	(4,774)	(52,587)	—
	Additions	19,471	4,364	2,336
	Balance at December 31	$459,336	$444,639	$492,862

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2024	2023	2022
	Balance at January 1	$78,784	$83,169	$65,769
	Depreciation and amortization expense	10,655	5,973	17,400
	Write off due to disposals	(1,150)	(10,358)	—
	Balance at December 31	$88,289	$78,784	$83,169

(E)         Encumbrance of $75,514 is from the line of credit that is secured by the properties listed above.
(F)         Includes gross intangible lease assets of $54,668 and gross intangible lease liabilities of $18,335.
(G)        Flats at Carrs Hill has an encumbrance of $25,500 from Nationwide Life Insurance Company.
(H)        Wallingford Plaza has an encumbrance of 6,485 from Transamerica Life Insurance Company.
(I)          Elston Plaza has an encumbrance of $16,468 from State Farm Life Insurance Company.
(J)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(K)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.
(L)     The Glenn has an encumbrance of $66,000 from Massachusetts Mutual Life Insurance Company.
(M) Heritage Parkway includes an impairment loss of $2,201.