Form 10-Q
period 2025-03-31
RREEF Property Trust, Inc.
filed 2025-05-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 9, 2025, the registrant had 3,612,946 shares of Class A common stock, $.01 par value, outstanding, 9,468,322 shares of Class I common stock, $.01 par value, outstanding, 39,603 shares of Class T common stock, $.01 par value, outstanding, 2,112,594 shares of Class D common stock, $.01 par value, outstanding, 617,570 shares of Class N common stock, $.01 par value, outstanding, 512,390 shares of Class M-I common stock, $.01 par value, outstanding, 719,731 shares of Class T2 common stock, $.01 par value, outstanding, 149,944 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate assets, net	$371,752	$378,531
Investment in marketable securities	120	122
Cash and cash equivalents	9,551	7,157
Restricted cash	—	1,349
Receivables, net of allowance for doubtful accounts of $66 and $75, respectively	7,172	6,513
Deferred leasing costs, net of amortization of $1,830 and $2,866, respectively	2,067	1,870
Prepaid and other assets	3,247	2,444
Total assets	$393,909	$397,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$80,106	$74,705
Mortgage loans payable, net	188,535	188,628
Accounts payable and accrued expenses	6,632	7,363
Due to affiliates	17,141	17,383
Note to affiliate, net of unamortized discount of $29 and $79, respectively	5,354	5,304
Acquired below market lease intangibles, less accumulated amortization of $10,968 and $10,851, respectively	7,367	7,484
Other liabilities	2,138	2,006
Total liabilities	307,273	302,873
Stockholders' Equity:
Class A common stock, 3,722,162 and 3,892,473 issued and outstanding, respectively	37	39
Class D common stock, 2,217,829 and 2,074,126 issued and outstanding, respectively	22	21
Class I common stock, 9,506,095 and 9,864,714 issued and outstanding, respectively	95	99
Class M-I common stock, 508,081 and 505,917 issued and outstanding, respectively	5	5
Class N common stock, 614,249 and 600,293 issued and outstanding, respectively	6	6
Class T common stock, 39,487 and 51,236 issued and outstanding, respectively	1	1
Class T2 common stock, 716,306 and 690,528 issued and outstanding, respectively	7	7
Class Z common stock, 149,944 and 75,000 issued and outstanding, respectively	1	1
Additional paid in capital	202,826	206,837
Deficit	(116,364)	(111,903)
Total stockholders' equity	86,636	95,113
Total liabilities and stockholders' equity	$393,909	$397,986
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Property related income	$10,053	$9,886
Interest income	46	28
Investment income on marketable securities	1	1
Total revenues	10,100	9,915
Expenses
General and administrative expenses	664	692
Property operating expenses	3,341	3,028
Advisory fees	591	648
Depreciation	2,373	2,342
Amortization	460	513
Total operating expenses	7,429	7,223
Net realized loss upon sale of real estate	(91)	—
Net realized gain upon sale of marketable securities	1	4
Net realized gain upon sale of investment in CMBS Trust	—	465
Net unrealized change in fair value of investment in marketable securities	(3)	(3)
Change in net assets of consolidated CMBS Trust	—	205
Operating income	2,578	3,363
Interest expense	(3,376)	(3,298)
Net (loss) income	$(798)	$65
Basic and diluted net (loss) per share:
Class A common stock	$(0.04)	$—
Class I common stock	$(0.04)	$—
Class T common stock	$(0.04)	$—
Class D common stock	$(0.05)	$—
Class N common stock	$(0.04)	$—
Class M-I common stock	$(0.04)	$—
Class T2 common stock	$(0.04)	$—
Class Z common stock	$(0.04)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
Issuance of common stock	—	—	489,108	4	6,601	—	6,605
Issuance of common stock through the distribution reinvestment plan	—	—	115,047	1	1,540	—	1,541
Redemption of common stock	—	—	(885,632)	(10)	(11,925)	—	(11,935)
Distributions to investors	—	—	—	—	—	(3,663)	(3,663)
Offering costs	—	—	—	—	(246)	—	(246)
Equity based compensation	—	—	1,343	—	19	—	19
Net loss	—	—	—	—	—	(798)	(798)
Balance, March 31, 2025	—	$—	17,474,153	$174	$202,826	$(116,364)	$86,636
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(798)	$65
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,373	2,342
Net realized loss upon sale of real estate	91	—
Net realized gain from sale of marketable securities	(1)	(4)
Net realized gain from sale of investment in CMBS Trust	—	(465)
Net unrealized loss on investments held at fair value	3	11
Share based compensation	19	19
Amortization of intangible lease assets and liabilities	370	425
Amortization of deferred financing costs	229	244
Straight line rent	(375)	681
Amortization of discount on note to affiliate	50	48
Changes in assets and liabilities:
Receivables, net	(131)	(108)
Accrued interest receivable net of accrued interest payable, CMBS Trust	—	102
Deferred leasing costs	(22)	—
Prepaid and other assets	(830)	(779)
Accounts payable and accrued expenses	199	(4)
Other liabilities	124	146
Due to affiliates	34	(22)
Net cash provided by operating activities	1,335	2,701
Cash flows from investing activities:
Proceeds from sale of real estate assets	4,574	—
Improvements to real estate assets	(1,721)	(4,538)
Investment in marketable securities	(25)	(29)
Proceeds from sale of marketable securities	25	28
Proceeds from sale of investment in CMBS Trust	—	7,588
Principal payments received from mortgage loans held in consolidated CMBS Trust	—	64
Net cash provided by investing activities	2,853	3,113
Cash flows from financing activities:
Proceeds from line of credit	5,200	17,802
Repayment of line of credit	—	(6,700)
Repayment of mortgage loans payable	(121)	(117)
Distribution of principal payments to bondholders of consolidated CMBS Trust	—	(64)
Proceeds from issuance of common stock	6,530	2,210
Payment of offering costs	(487)	(490)
Distributions to investors	(2,123)	(2,547)
Redemption of common stock	(12,142)	(13,606)
Net cash used in financing activities	(3,143)	(3,512)
Net increase in cash, cash equivalents, and restricted cash	1,045	2,302
Cash, cash equivalents, and restricted cash beginning of period	8,506	5,065
Cash, cash equivalents, and restricted cash end of period	$9,551	$7,367
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2025	2024
Common stock issued through the distribution reinvestment plan	$1,541	$2,010
Proceeds from issuance of common stock not yet received	75	79
Redemption of common stock not yet paid	2,303	—
Accrued offering costs not yet paid	169	382
Capital expenditures not yet paid	464	2,415

Supplemental Cash Flow Disclosures:
Interest paid	$3,112	$2,942

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)
(in thousands except share and per share data)

NOTE 1 — ORGANIZATION

RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company's business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. RREEF Property OP Holder, LLC, a wholly-owned subsidiary of the Company, is the limited partner of the Operating Partnership. The Company's sponsor and advisor is RREEF America L.L.C. (“RREEF America”).

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2025. The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was zero and $1,349 as of March 31, 2025 and December 31, 2024, respectively. Such restricted cash resulted from a construction draw in December 2024 and was required to be used to pay specified development costs in the subsequent month.

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheets. Otherwise, such costs will be expensed upon completion of the transaction.

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. During the three months ended March 31, 2025 and 2024, the Company recorded no impairment charges.

CMBS Trust

In October 2022, the Company purchased all of the Class D certificates and certain interest-only certificates of commercial mortgage backed securities ("CMBS") securitized through a trust (the “CMBS Trust”) sponsored by the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Class D certificates purchased by the Company represented the most subordinate tranche of the CMBS Trust which come with controlling class powers and therefore the Company consolidated the CMBS Trust in its entirety.

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2025 and December 31, 2024, the Company has accrued $16,740 and $17,015, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of March 31, 2025, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

Investment income from marketable securities is accrued at each distribution record date.

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. For the three months ended March 31, 2025, the Company had no Real Estate Loans. Also see Note 14.

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

Risks and Uncertainties

As of March 31, 2025 and December 31, 2024, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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
March 31, 2025
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
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
The following table details the Company’s assets measured at fair value on a recurring basis.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$120	$—	$—	$120

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$122	$—	$—	$122
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $80,714 and $75,514 as of March 31, 2025 and December 31, 2024, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $181,994 and $180,419 as of March 31, 2025 and December 31, 2024, respectively. If the valuation of the Company's properties as of March 31, 2025 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,350 and $4,380 as of March 31, 2025 and December 31, 2024, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2025 and December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at March 31, 2025	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$80,714	Discounted cash flow	Loan to value	47.2%	47.3%	47.3%
			Market interest rate	6.60%	6.60%	6.60%
Mortgage Loans Payable	181,994	Discounted cash flow	Loan to value	49.0%	62.1%	57.6%
			Market interest rate	5.47%	6.60%	5.99%
Note to Affiliate	4,350	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,514	Discounted cash flow	Loan to value	44.7%	44.7%	44.7%
			Market interest rate	6.93%	6.93%	6.93%
Mortgage Loans Payable	180,419	Discounted cash flow	Loan to value	49.9%	61.9%	57.8%
			Market interest rate	6.17%	6.45%	6.34%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	March 31, 2025	December 31, 2024
Land	$119,126	$121,437
Buildings and improvements, less accumulated depreciation of $54,397 and $54,763, respectively	237,895	241,901
Furniture, fixtures and equipment, less accumulated depreciation of $3,303 and $3,107, respectively	1,702	1,795
Acquired intangible lease assets, less accumulated amortization of $37,856 and $41,270, respectively	13,029	13,398
Investment in real estate assets, net	$371,752	$378,531

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the three months ended March 31, 2025 and 2024.

On February 28, 2025, the Company sold a 94,233 rentable square-foot Class B office building located in Woodrige, Illinois ("Heritage Parkway"). Heritage Parkway was sold to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $5,000. The Heritage Parkway sale resulted in a net realized loss of $91.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2025, the Company owned 11 properties with a total of 48 commercial leases. As of March 31, 2024, the Company owned 13 properties with a total of 49 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Lease revenue (1)	$9,589	$10,479
Straight-line revenue	375	(681)
Above- and below-market lease amortization, net	115	114
Lease incentive amortization	(26)	(26)
Property related income	$10,053	$9,886
(1) Lease revenue includes $1,274 and $1,072 of variable income from tenant reimbursements for the three months ended March 31, 2025 and 2024, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of March 31, 2025 are as follows:

Year	Amount
2025 (remainder)	$16,373
2026	20,538
2027	17,668
2028	15,228
2029	11,722
Thereafter	76,274
$157,803
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $2,959 of lease revenue for the three months ended March 31, 2025.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three months ended March 31, 2025 and 2024 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
The Glenn, Centennial, CO	17.6%	19.2%
Commerce Corner, Logan Township, NJ¹	16.9	5.2
Flats at Carrs Hill, Athens, GA	11.9	10.7
Providence Square, Marietta, GA	11.3	11.7
Seattle East Industrial, Redmond, WA	10.8	11.0
Heritage Pkwy, Woodridge, IL²	—	13.1
Total	68.5%	70.9%

	Percent of property related income
Tenant	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Performance Food Group, Inc. - Commerce Corner¹	14.9%	3.5%
FedEx Ground - Seattle East Industrial	10.8	11.0
Allstate Insurance Co. - Heritage Pkwy²	—	13.1
Total	25.7%	27.6%
¹ On November 1, 2024, the building expansion at Commerce Corner was completed thereby increasing the building size by 140,991 square feet. In connection therewith, the lease for Performance Food Group, Inc. was similarly expanded. The Commerce Expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with the Company and took possession of the Commerce Expansion (as defined below) space in October 2024.
² On February 28, 2025, the Company sold Heritage Parkway, a 94,233 rentable square-foot office building located in Woodridge, Illinois. Heritage Parkway was sold for $5,000 to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates.
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of March 31, 2025 and 2024 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2025	March 31, 2024
Performance Food Group, Inc. - Commerce Corner¹	12.8%	3.6%
FedEx Ground - Seattle East Industrial	12.4	14.8
Total	25.2%	18.4%
¹ See disclosure above in connection to the expansion of Performance Food Group as of November 1, 2024.

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Marketable securities—cost	$94	$93
Unrealized gains	28	31
Unrealized losses	(2)	(2)
Net unrealized gain	26	29
Marketable securities—fair value	$120	$122

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2025 and 2024, marketable securities sold generated proceeds of $25 and $28, respectively, resulting in gross realized gains of $2 and $4, respectively, and gross realized losses of $1 and zero, respectively.

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
During its ownership of the Class D certificates issued by the CMBS Trust, the Company consolidated the entire CMBS Trust. The Company recognized changes in the CMBS Trust's net assets, including changes in fair-value adjustments and net interest earned, in its consolidated statement of operations. With respect to the Company's consolidated statement of cash flows, the full gross amount of cash interest received from the CMBS Trust net of the full gross amount of cash interest paid to the other certificate holders of the CMBS Trust is contained within the cash flows from operating activities. In addition, payments of principal on a gross basis received by the CMBS Trust is included in cash flows from investing activities, while the payment of such principal on a gross basis to the other certificate holders is included within cash flows from financing activities.

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to the Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); revised or suspended certain covenants; and extended the maturity date to December 27, 2025. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
the Revolving Commitment and $44,400 to the Construction Commitment. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The Company continues to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts. The Company intends to refinance the Wells Fargo Line of Credit on market terms prior to its maturity. In the event the Company is unable to satisfactorily complete such refinance, the Company expects that it will be able to sell real estate investments, or refinance individual real estate investments encumbered by the Wells Fargo Line of Credit, in an amount sufficient to fully repay the Wells Fargo Line of Credit prior to the scheduled maturity date.

On September 7, 2023, RPT 1109 Commerce Corner, LLC ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand the Company's property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner was a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by the Company in 2014. The Commerce Expansion was completed in October 2024 and was fully funded from the Construction Commitment for a total cost of approximately $26,000. The Commerce Expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet with a lease maturity in October 2039. After completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000.

For the Revolving Commitment, as of March 31, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $91,829 and $92,981, respectively, and the borrowers' outstanding balance was $80,714 and $75,514, respectively. As of March 31, 2025 and December 31, 2024, the weighted average interest rate was 6.60% and 6.93%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of March 31, 2025.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2025 and December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

	Balance at
Lender	March 31, 2025	December 31, 2024
Wells Fargo/CIBC	$80,714	$75,514
Deduct: Deferred financing costs, less accumulated amortization	(608)	(809)
Line of credit, net	$80,106	$74,705

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2025 and December 31, 2024.

		Balance at
Lender	Encumbered Property	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,379	$16,468	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,453	6,485	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,172	$189,293
Deduct: Deferred financing costs, less accumulated amortization		(637)	(665)
Mortgage loans payable, net		$188,535	$188,628

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2025 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

Year	Amount
2025 (remainder)	$81,085
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$269,886

NOTE 9 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America, the Operating Partnership and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of August 2, 2026. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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
March 31, 2025
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
The advisory fees earned by RREEF America are shown below.

	Three Months Ended March 31,
	2025	2024
Fixed component	$591	$648
Performance component	—	—
	$591	$648

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

For the three months ended March 31, 2025 and 2024, RREEF America incurred $58 and $52 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2025 and December 31, 2024, the Company had a payable to RREEF America of $91 and $52, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of March 31, 2025, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended March 31, 2025 and 2024, the Company amortized $50 and $48, respectively, of the discount on the Note to Affiliate into interest expense.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of March 31, 2025 and December 31, 2024, the Company has accrued $108 and $111, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,740 and $17,015, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2025 and 2024, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $10 and $9, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended March 31, 2025 and 2024, the Company did not reimburse the Dealer Manager for any such costs. As of March 31, 2025 and December 31, 2024, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2025, estimated accrued Trailing Fees payable in the future of $1,572.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2025, estimated accrued Trailing Fees payable in the future of $5,738.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of March 31, 2025, estimated accrued Trailing Fees payable in the future of $8,737.
For the Fourth Public Offering, as of March 31, 2025, the Company had raised $20,104 in gross proceeds and incurred $2,172 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $693.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2025, total operating expenses of the Company were $4,935, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2025 and December 31, 2024, the Company owed its affiliates the following amounts:

	March 31, 2025	December 31, 2024
Reimbursable under the Advisory Agreement	$91	$52
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	202	205
Accrued Trailing Fees	16,848	17,126
Due to affiliates	$17,141	$17,383

Note to Affiliate	$5,383	$5,383
Unamortized discount	(29)	(79)
Note to Affiliate, net of unamortized discount	$5,354	$5,304

NOTE 10 — CAPITALIZATION

Under the Company's charter, the Company has the authority to issue 1,000,000,000 shares of common stock

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2025, 11,505 Class T shares were converted to 11,602 Class N shares, respectively. For the three months ended March 31, 2024, 15,986 Class T shares were converted to 16,115 Class N shares, respectively.

Class Z shares are expected to be sold only in a private offering to RREEF America. On January 28, 2025, 75,000 Class I shares owned by RREEF America were exchanged for 74,944 Class Z shares. Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
During the three months ended March 31, 2025 and 2024, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	No. of shares	Amount	No. of shares	Amount
Class A Shares	—	$—	2,151	$30
Class D Shares	370,645	5,000	—	—
Class I Shares	97,368	1,315	102,811	1,416
Class M-I Shares	—	—	39,558	541
Class N Shares converted from Class T Shares, net	97	—	129	—
Class T Shares	—	—	—	—
Class T2 Shares	20,998	290	20,288	285
Total	489,108	$6,605	164,937	$2,272
There were no Class S Shares issued as of March 31, 2025.

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

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan. Prior to July 1, 2024, the Company's share redemption plan (the "Former SRP") offered the opportunity for daily redemptions whereby on a daily basis stockholders could request the redemption of all or any portion of their shares. Under the Former SRP, the redemption price per share was equal to the Company's NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5% of the Company's combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5% limit in a calendar quarter, the unused portion generally would have been carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation was reached on or before the third business day of a calendar quarter, redemption requests during the next quarter would be satisfied on a stockholder by stockholder basis, which the Company refers to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter.

On January 4, 2024, the Company received share redemption requests in excess of 5% of its combined NAV as of the last day of the immediately previous quarter. Pursuant to the terms of the Former SRP, all redemption

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
requests received during a calendar quarter prior to such date were satisfied 100% on a first-come, first-served basis. Redemptions received on this date were satisfied on a pro rata basis at 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation, the Company did not accept any redemption requests for the remainder of the first quarter of 2024. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

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

Under the New SRP, redemptions requested for each month from January 2025 through March 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 55.3%, 50.1%, and 19.0% of the amount requested for the months January, February and March 2025, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
During the three months ended March 31, 2025 and 2024, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2025	Shares	Weighted Average Share Price	Amount
Class A	200,927	$13.40	$2,693
Class I	444,733	13.49	6,001
Class T	535	13.50	7
Class D	229,956	13.51	3,107
Class N	2,844	13.40	38
Class M-I	4,985	13.39	67
Class T2	1,652	13.31	22

Three Months Ended March 31, 2024	Shares	Weighted Average Share Price	Amount
Class A	224,458	$13.65	$3,064
Class I	684,892	13.74	9,409
Class T	—	—	—
Class D	43,256	13.76	595
Class N	496	13.67	7
Class M-I	—	—	—
Class T2	39,025	13.60	531

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,442	$13.78	5,034	$14.90
Changes during the period:
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	5,442	13.78	5,034	14.90
Amount included in general and administrative expenses	$19		$19

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended March 31, 2025 and 2024.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(172)	$(433)	$(2)	$(103)	$(27)	$(23)	$(32)	$(6)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(172)	$(433)	$(2)	$(103)	$(27)	$(23)	$(32)	$(6)
Denominator - weighted average number of common shares outstanding	3,848,925	9,679,441	48,524	2,291,668	604,630	508,030	708,636	127,461
Basic and diluted net loss per share:	$(0.04)	$(0.04)	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	Three Months Ended March 31, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$14	$36	$—	$9	$2	$2	$2	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$14	$36	$—	$9	$2	$2	$2	$—
Denominator - weighted average number of common shares outstanding	4,040,077	10,521,351	96,709	2,542,723	583,621	513,768	614,300	75,000
Basic and diluted income per share:	$—	$—	$—	$—	$—	$—	$—	$—

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
The tables below show the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period. In July 2024, the Company slightly altered the timing of the distribution declarations and payment such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the month of July 2024 were declared and paid at the beginning of August, and each subsequent month has followed a similar pattern. The table below is based on when the distributions were actually paid.

	Three Months Ended March 31
	2025	2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.22487	$0.22486
Distributions paid or payable in cash	$2,122	$1,912
Distributions reinvested	1,541	2,010
Distributions declared	$3,663	$3,922
Class A Shares issued upon reinvestment	30,617	33,805
Class I Shares issued upon reinvestment	63,688	70,863
Class T Shares issued upon reinvestment	291	500
Class D Shares issued upon reinvestment	1,671	24,960
Class N Shares issued upon reinvestment	5,198	4,936
Class M-I Shares issued upon reinvestment	7,149	6,365
Class T2 Shares issued upon reinvestment	6,433	5,347

	Three Months Ended March 31
	2025	2024
Class A	$734	$767
Class I	2,001	2,178
Class T	9	19
Class D	502	573
Class N	136	131
Class M-I	114	116
Class T2	139	121
Class Z	28	17
Distributions declared	$3,663	$3,922

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
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)
characterization of the distributions is generally determined during the month of January following the close of the tax year.

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15 and $57 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 14 — SEGMENT INFORMATION

For the three months ended March 31, 2025, the Company had two reportable segments: Real Estate Properties and Real Estate Equity Securities. For the three months ended March 31, 2024, the Company had three reportable segments: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2025 and December 31, 2024 and net income (loss) for the three months ended March 31, 2025 and 2024.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2025	$371,752	$120	$371,872
Receivables	7,074	—	7,074
Deferred leasing costs	2,067	—	2,067
Prepaid and other assets	1,676	—	1,676
Subtotal	$382,569	$120	$382,689

Reconciliation to total assets of March 31, 2025
Carrying value per reportable segments			$382,689
Other assets			11,220
Total assets			$393,909

Carrying value as of December 31, 2024	$378,531	$122	$378,653
Receivables	6,490	—	6,490
Deferred leasing costs	1,870	—	1,870
Prepaid and other assets	1,196	—	1,196
Subtotal	$388,087	$122	$388,209

Reconciliation to total assets of December 31, 2024
Carrying value per reportable segments			$388,209
Other assets			9,777
Total assets			$397,986

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2025	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$10,053	$—	$—	$10,053
Investment income on marketable securities	—	1	—	1
Total revenues	10,053	1	—	10,054
Segment operating expenses	(3,341)	(6)	—	(3,347)
Net realized loss on sale of real estate	(91)	—	—	(91)
Net realized gain upon sale of marketable securities	—	1	—	1
Net unrealized change in fair value of investment in marketable securities	—	(3)	—	(3)
Operating income (loss) - segments	$6,621	$(7)	$—	$6,614

Three Months Ended March 31, 2024
Property related income	$9,886	$—	$—	$9,886
Investment income on marketable securities	—	1	—	1
Total revenues	9,886	1	—	9,887
Segment operating expenses	(3,028)	(5)	—	(3,033)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon partial sale of investment in CMBS Trust	—	—	465	465
Net unrealized change in fair value of investment in marketable securities	—	(3)	—	(3)
Change in net assets of consolidated CMBS trust	—	—	205	205
Operating income (loss) - segments	$6,858	$(3)	$670	$7,525
The significant expense types within segment operating expenses for the Real Estate Properties segment include real estate taxes, insurance, utilities, professional services and maintenance costs.

	Three Months Ended March 31,
Reconciliation to net (loss) income	2025	2024
Operating income - segments	$6,614	$7,525
Interest Income	46	28
General and administrative expenses	(658)	(687)
Advisory expenses	(591)	(648)
Depreciation	(2,373)	(2,342)
Amortization	(460)	(513)
Operating income	2,578	3,363
Interest expense	(3,376)	(3,298)
Net (loss) income	$(798)	$65

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2025
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

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since March 31, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website may be deemed material and are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on August 2, 2026.

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

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2025, we owned 11 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of March 31, 2025, our weighted average remaining lease term for active leases was 6.1 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2025:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	24	98.2
Retail Total		442,591	42	97.6
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		844,141	5	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	99.0
Residential Total		410,584	444	99.2
Grand Total		1,799,331	48/444	99.2%

(1) Leased percentage is based on executed leases as of March 31, 2025, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2025, our real estate equity securities portfolio consisted of publicly-traded common stock of 32 REITs with a value of $120 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

From our inception until the first quarter of 2023, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. During the first quarter of 2023, in considering the then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, we converted nearly all of our securities portfolio into cash. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as conditions improve.

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

Market Outlook

The U.S. commercial real estate market gathered momentum in the first quarter of 2025. Having stabilized in the second half of 2024, the National Council of Real Estate Investment Fiduciaries (“NCREIF”) reported in March 2025 that property values increased at the beginning of the year, supported by moderate earnings growth. Further, CBRE's Economic Analysis ("CBRE-EA") reported in March 2025 that fundamentals also generally strengthened, led by the residential sector, where demand for rentals surged amid stretched affordability conditions for homeownership. We believe demand has also improved for offices, as more employees have returned to the workplace. Industrial demand has remained tepid, albeit positive, in our view, while vacancies remain below historical norms.

On April 2, 2025, President Trump announced “Liberation Day” tariffs – 10% baseline and reciprocal tariffs on a country-by-country basis. This follows previously announced duties on China, Canada, Mexico, steel, aluminum, and autos. On April 9, 2025, the President announced a 90-day pause to the reciprocal tariff measures, while keeping 10% baseline tariffs in place and further increasing tariffs on China. Temporary further relief was later announced on certain electronics. These rapid policy shifts underscore high levels of uncertainty that surround expectations for the economy, financial markets, and real estate.

While the long-term economic consequences of higher tariffs are subject to debate, we believe there is a near-consensus that they will slow growth and lift inflation over the near term. Weaker growth will weigh on physical real estate demand and rent growth, in our view. However, unlike in previous downturns, construction pipelines are extremely low, which should help to offset any demand-side weakness, according to CoStar in March 2025. Whether capital markets amplify the impact of weaker fundamentals remains uncertain. Long-term corporate BAA yields, a strong proxy for capitalization rates, have edged higher, but only slightly, as reported by Moody’s in April 2025.

Over the long run, we believe that elevated tariffs will drive stronger total returns. Real estate prices have already dropped about 20% since their prior peak in the second quarter of 2022, according to NCREIF in March 2025. We believe tariffs will likely put upward pressure on construction costs, forestalling development and exacerbating supply shortages that were already anticipated over the next several years. As real estate values are governed by replacement costs, we believe that shortages will drive rent and capital appreciation until they rise to levels that justify new construction.

Results of Operations

As of March 31, 2025, we owned 11 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Property related income	$10,053	$9,886	$167
Interest income	46	28	18
Investment income on marketable securities	1	1	—
Total revenues	10,100	9,915	185
Expenses
General and administrative expenses	664	692	(28)
Property operating expenses	3,341	3,028	313
Advisory fees	591	648	(57)
Depreciation	2,373	2,342	31
Amortization	460	513	(53)
Total operating expenses	7,429	7,223	206
Net realized loss upon sale of real estate	(91)	—	(91)
Net realized gain upon sale of marketable securities	1	4	(3)
Net realized gain upon sale of investment in CMBS Trust	—	465	(465)
Net unrealized change in fair value of investment in marketable securities	(3)	(3)	—
Change in net assets of consolidated CMBS Trust	—	205	(205)
Operating income	2,578	3,363	(785)
Interest expense	(3,376)	(3,298)	(78)
Net (loss) income	$(798)	$65	$(863)

Three Months Ended March 31, 2025 and 2024

Property Related Income

Our property related income for the three months ended March 31, 2025 increased compared to the 2024 period primarily due to increased base rent at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. Also contributing to the increase in the 2025 period was a new lease to fill the vacancy at Terra Nova Plaza. These increases were partially offset by decreased base rent at Heritage Parkway due to vacancy beginning in second quarter 2024 and subsequent disposition of the property on February 28, 2025.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of March 31, 2025 and 2024, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $120 and $111, respectively. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we converted nearly all of our securities portfolio into cash. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as market conditions improve.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the three months ended March 31, 2025 and 2024 were directors and officers insurance, audit fees and legal costs. Compared to the three months ended March 31, 2024, the 2025 period saw lower legal expenses and income tax, partially offset by higher audit fees.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2025 increased from the 2024 period due to higher costs at several properties for real estate taxes, snow removal, and utilities which were partially offset due to the disposition of Hialeah I on December 20, 2024.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2025 period compared to the 2024 period which is commensurate with the overall decrease in our average NAV due to fulfilling share redemption requests.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2025 and 2024, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation increased for the three months ended March 31, 2025 at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. which was partially offset by decreases at various properties where the period of depreciation had expired. Amortization decreased for the three months ended March 31, 2025 primarily at Heritage Parkway due to the full amortization of assets in the 2024 period related to the Allstate lease which was terminated in May 2024.

Sale of Real Estate

On February 28, 2025, we sold Heritage Parkway for $5,000, resulting in a net realized loss of $91.

Marketable Securities

Since our inception, we have invested in a portfolio of publicly-traded REIT securities to potentially enhance performance of the overall portfolio while also providing a source of liquidity available to fund redemptions or other needs. In considering then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we converted nearly all of our securities portfolio into cash. Thereafter, due to the reduced size of our portfolio of investments in publicly-traded REIT securities, the securities portfolio is rebalanced on a less frequent basis, resulting in a much lower net realized gain or loss occurring after the date of selling most of the securities portfolio.

Gain Upon Partial Sale of Investment in CMBS Trust

In February and March of 2024, we sold our investments in the interest-only certificates issued by the CMBS Trust, resulting in net realized gains of $465.

Changes in Net Assets of CMBS Trust

In October 2022, we purchased an investment in CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the three months ended March 31, 2024 the increase in net assets of the CMBS Trust was due to collection of scheduled interest payments somewhat offset by a small decrease in the fair value of its net assets. We sold the remainder of our investment in the CMBS Trust in July 2024.

Interest Expense

The higher interest expense for the three months ended March 31, 2025 compared to the 2024 period was primarily due to a higher weighted average outstanding balance on the Wells Fargo Line of Credit, partially offset by a lower weighted average interest rate of 6.7% compared to 7.6% for the 2024 period. Our total outstanding loan balance as of March 31, 2025 consisted of 70% fixed rate loans and 30% floating rate loans.

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

Inflation

The increase in inflation since mid-2021, the impact of recent tariffs and economic policies, and the extent to which these trends continue, may have an impact on our property operating expenses. When the economy will see a reduction of inflation to historical averages remains subject to countless economic, regulatory and population driven variables.

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation, higher tariffs and higher interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation since the second quarter of 2021, contractual annual rent increases have not, and may not in the future, be sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

In addition, prices for certain construction materials have risen significantly over the past year. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. We currently have no ongoing development projects. Future significant capital projects may be impacted by increased material and/or labor costs.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2025:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$499,500	$28.45	$28.65	$28.72	$28.69	$28.46	$28.42	$28.31	$28.65
Investments in real estate equity securities (2)	120	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	15,067	0.86	0.86	0.87	0.87	0.86	0.86	0.85	0.86
Line of credit (4)	(80,714)	(4.60)	(4.63)	(4.64)	(4.64)	(4.60)	(4.59)	(4.57)	(4.63)
Mortgage loans payable (4)	(189,172)	(10.77)	(10.85)	(10.88)	(10.87)	(10.78)	(10.76)	(10.71)	(10.85)
Other liabilities, net (3)	(9,265)	(0.53)	(0.53)	(0.53)	(0.53)	(0.52)	(0.54)	(0.55)	(0.53)
Net asset value	$235,536	$13.42	$13.51	$13.55	$13.53	$13.43	$13.40	$13.34	$13.51
Note: No Class S shares were outstanding as of March 31, 2025.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of March 31, 2025, the value of our investments in real estate was approximately 10.3% more than their historical cost.

(2)  As of March 31, 2025, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. The value of our investments in real estate equity securities was approximately 26.8% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of March 31, 2025. This information will be provided for our office properties once we have at least two office properties in the portfolio.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.62%	6.59%
Industrial properties	7.25%	5.64%
Residential properties	7.00%	5.41%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of March 31, 2025.

	Discount Rate	Exit Capitalization Rate
Retail properties	(1.8)%	(2.1)%
Industrial properties	(1.9)%	(2.7)%
Residential properties	(1.9)%	(2.8)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2025.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$86,636	$4.93	$4.98	$4.99	$4.98	$4.94	$4.95	$4.91	$4.98
Plus:
Unrealized gain on real estate investments (1)	46,631	2.66	2.67	2.68	2.68	2.66	2.65	2.64	2.67
Accumulated depreciation (2)	57,700	3.29	3.31	3.32	3.31	3.29	3.28	3.27	3.31
Accumulated amortization (2)	28,718	1.64	1.65	1.65	1.65	1.64	1.63	1.63	1.65
Deferred offering costs and expenses (3)	21,527	1.23	1.23	1.24	1.24	1.23	1.22	1.22	1.23
Less:
Deferred rent receivable (4)	(5,580)	(0.32)	(0.32)	(0.32)	(0.32)	(0.32)	(0.32)	(0.32)	(0.32)
Estimated performance fee (5)	(96)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net asset value	$235,536	$13.42	$13.51	$13.55	$13.53	$13.43	$13.40	$13.34	$13.51
Note: No Class S shares were outstanding as of March 31, 2025.

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

(3) The deferred costs and expenses of $21,527 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,740 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,158 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

(5) Performance fees are accrued in our NAV calculation as of the measurement date as if the calculation were to be finalized as of such date. However, when some or all of such performance fee does not meet the standard to be accrued under GAAP, it will not be included in our total stockholders' equity.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional events, such as the war in Ukraine, tariffs, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(798)	$65
Real estate related depreciation	2,373	2,342
Real estate related amortization	460	513
Realized loss on sale of real estate	91	—
Net realized gain upon sale of investment in CMBS Trust	—	(465)
NAREIT defined FFO	$2,126	$2,455
Straight line rents, net	(375)	681
Amortization of above- and below-market lease intangibles, net	(115)	(114)
Amortization of lease incentive	26	26
Net unrealized change in fair value of investment in marketable securities	3	3
Net unrealized change in fair value of investment in CMBS Trust	—	8
Amortization of restricted stock awards	18	19
Amortization of deferred financing costs	229	244
Amortization of discount on note to affiliate	50	48
AFFO	$1,962	$3,370

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of March 31, 2025, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $20,785.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to the Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); revised or suspended certain covenants; and extended the maturity date to December 27, 2025. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The Wells Fargo Line of Credit is expandable by us up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. We continue to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts. We intend to refinance the Wells Fargo Line of Credit on market terms prior to its maturity. In the event we are unable to satisfactorily complete such refinance, we expect that we will be able to sell real estate investments, or refinance individual real estate investments encumbered by the Wells Fargo Line of Credit, in an amount sufficient to fully repay the Wells Fargo Line of Credit prior to the scheduled maturity date.

On September 7, 2023, RPT 1109 Commerce Corner, LLC ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand our property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner was a259,910rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by us in 2014. The Commerce Expansion was completed in October 2024 and was fully funded from the Construction Commitment for a total cost of approximately $26,000. The Commerce Expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet with a lease maturity in October 2039. After completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000.

For the Revolving Commitment, as of March 31, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $91,829 and $92,981, respectively, and the borrowers' outstanding balance was $80,714 and $75,514, respectively. As of March 31, 2025 and December 31, 2024, the weighted average interest rate was 6.60% and 6.93%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In addition, the guarantor must meet tangible net worth hurdles. As of March 31, 2025, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2025. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,379	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,453	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,172

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2025 are as follows:

Year	Amount
2025 (remainder)	$81,085
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$269,886

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly over the past few years in response to higher U.S. Treasury rates, higher inflation, tariffs, bank failures, war and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2025, we owed $91 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2025, we raised $473,510 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2025, our total operating expenses (as defined in our charter) were $4,935, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2025 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of March 31, 2025, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2025 was $1,335 while cash flow provided by operating activities during the three months ended March 31, 2024 was $2,701. The 2025 period was lower than the 2024 period primarily due to the 2024 one-time receipt of a termination fee from the Allstate Insurance Company lease termination at Heritage Parkway.

Cash flow provided by investing activities of $2,853 for the three months ended March 31, 2025 was driven by the sale of Heritage Parkway partially offset by improvements to our real estate investments. Cash flow provided by investing activities during the three months ended March 31, 2024 was $3,113, which was driven by the sale of our interest-only certificates issued by the CMBS Trust, partially offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion.

Cash flow used in financing activities was $3,143 for the three months ended March 31, 2025. We used the proceeds from the sale of Heritage Parkway, capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

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

Beginning in July 2024, we slightly changed the timing of distribution payments such that the monthly distribution payment is based on a record date occurring after the month in question. Thus, the distributions for the month of July 2024 had a record date in, and were paid in, August 2024, and each subsequent month has followed a similar pattern. The table below is based on when the distributions were actually paid.

	Three Months Ended
	March 31, 2025	March 31, 2024
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22487	$0.22486
Distributions paid or payable in cash	$2,122	$1,912
Distributions reinvested	1,541	2,010
Distributions declared	$3,663	$3,922

Net cash provided by Operating Activities:	$1,335	$2,701

Funds From Operations:	$2,126	$2,455

For the three months ended March 31, 2025, our distributions were covered 36.4% by cash flow from operations and 63.6% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the most recent quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of March 31, 2025, we had $80,714 outstanding under our Wells Fargo line of credit bearing interest at approximately 6.60%, representing approximately a 70.9% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $404 per annum.

In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2025, we owned marketable securities with a value of $120. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2025 would result in a change of $12 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2025, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we completed the sale of 370,645 shares of our Class D Shares for an aggregate purchase price of approximately $5,000. The sale of such Class D Shares was made in connection with our private offerings of Class D shares (i) to accredited investors, which is exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and Rule 506 of Regulation D thereunder, and/or (ii) to non-U.S. persons, which is exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Regulation S thereunder (together, the “Class D Private Offerings”). DWS Distributors, Inc., the dealer manager for our continuous public offering, also serves as the placement agent for our Class D Private Offerings, and received no commissions in connection with the transactions described herein.

Share Redemption Plan

In an effort to provide our stockholders with liquidity in respect of their investment in shares of our common stock, we have adopted a share redemption plan. Prior to July 1, 2024, our share redemption plan (the "Former SRP") offered the opportunity for daily redemptions whereby on a daily basis stockholders could request the redemption of all or any portion of their shares. Under the Former SRP, the redemption price per share was equal to our NAV per share of the class of shares being redeemed on the date of redemption, subject to a short-term trading discount, if applicable. The total amount of redemptions in any calendar quarter was limited to shares whose aggregate value (based on the redemption price per share on the date of the redemption) was equal to 5% of our combined NAV for all classes of shares as of the last day of the previous calendar quarter. In addition, if redemptions did not reach the 5% limit in a calendar quarter, the unused portion generally would have been carried over to the next quarter and not any subsequent quarter, except that the maximum amount of redemptions during any quarter could never exceed 10% of the combined NAV for all classes of shares as of the last day of the previous calendar quarter. If the quarterly volume limitation was reached on or before the third business day of a calendar quarter, redemption requests during the next quarter would be satisfied on a stockholder by stockholder basis, which we referred to as a per stockholder allocation, instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each stockholder would be allowed to request redemption at any time during such quarter of a total number of shares not to exceed 5% of the shares of common stock the stockholder held as of the end of the prior quarter.

On January 4, 2024, we received share redemption requests in excess of 5% of our combined NAV as of the last day of the immediately previous quarter. Pursuant to the terms of the Former SRP, all redemption requests received during a calendar quarter prior to such date were satisfied 100% on a first-come, first-served basis. Redemptions received on this date were satisfied on a pro rata basis at 84.4% of the requested amount, without regard to share class. As a result of reaching the quarterly redemption volume limitation, we did not accept any redemption requests for the remainder of the first quarter of 2024. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

Pursuant to the terms of the Former SRP, because the quarterly redemption volume limitation for the first quarter of 2024 was reached on the third business day of such quarter, redemption requests received during the quarter ending June 30, 2024 were satisfied in accordance with the per stockholder allocation as described above.

On June 21, 2024, our board of directors amended and restated our share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders of the Company may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

Each redemption request will be evaluated by us in consideration of rules and regulations promulgated by the Internal Revenue Service with respect to dividend equivalent redemptions. Redemptions that may be considered dividend equivalent redemptions may adversely affect us or our stockholders. Accordingly, we may reject any redemption request that we reasonably believe may be treated as a dividend equivalent redemption.

While there is no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of purchase will be redeemed at the NAV per share of the class of shares being redeemed on the Redemption Date less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.

In the event that any stockholder fails to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, we may redeem all of the shares held by that stockholder at the Redemption Price in effect for the month in which such shares are redeemed by us, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Under the New SRP, redemptions requested for each month from January 2025 through March 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 55.3%, 50.1%, and 19.0% of the amount requested for the months January through March 2025, respectively. The following table sets forth information regarding redemptions of shares of our common stock by month under the New SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2025	355,420	$13.45	355,420	(1)
February 1 - February 28, 2025	359,199	13.50	359,199	(1)
March 1 - March 31, 2025	171,013	13.47	171,013	(1)
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

Date: May 14, 2025