Form 10-Q
period 2025-06-30
RREEF Property Trust, Inc.
filed 2025-08-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 11, 2025, the registrant had 3,359,753 shares of Class A common stock, $.01 par value, outstanding, 9,364,614 shares of Class I common stock, $.01 par value, outstanding, 37,975 shares of Class T common stock, $.01 par value, outstanding, 1,862,502 shares of Class D common stock, $.01 par value, outstanding, 604,312 shares of Class N common stock, $.01 par value, outstanding, 516,390 shares of Class M-I common stock, $.01 par value, outstanding, 734,891 shares of Class T2 common stock, $.01 par value, outstanding, 149,944 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate assets, net	$369,807	$378,531
Investment in marketable securities	120	122
Cash and cash equivalents	5,621	7,157
Restricted cash	—	1,349
Receivables, net of allowance for doubtful accounts of $60 and $75, respectively	7,566	6,513
Deferred leasing costs, net of amortization of $1,950 and $2,866, respectively	2,363	1,870
Prepaid and other assets	2,935	2,444
Total assets	$388,412	$397,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$87,510	$74,705
Mortgage loans payable, net	188,462	188,628
Accounts payable and accrued expenses	7,157	7,363
Due to affiliates	17,135	17,383
Note to affiliate, net of unamortized discount of zero and $79, respectively	5,383	5,304
Acquired below market lease intangibles, less accumulated amortization of $11,084 and $10,851, respectively	7,251	7,484
Other liabilities	2,215	2,006
Total liabilities	315,113	302,873
Stockholders' Equity:
Class A common stock, 3,430,457 and 3,892,473 issued and outstanding, respectively	34	39
Class D common stock, 1,961,301 and 2,074,126 issued and outstanding, respectively	20	21
Class I common stock, 9,377,806 and 9,864,714 issued and outstanding, respectively	94	99
Class M-I common stock, 514,137 and 505,917 issued and outstanding, respectively	5	5
Class N common stock, 600,916 and 600,293 issued and outstanding, respectively	6	6
Class T common stock, 37,853 and 51,236 issued and outstanding, respectively	—	1
Class T2 common stock, 731,853 and 690,528 issued and outstanding, respectively	7	7
Class Z common stock, 149,944 and 75,000 issued and outstanding, respectively	1	1
Additional paid in capital	193,302	206,837
Deficit	(120,170)	(111,903)
Total stockholders' equity	73,299	95,113
Total liabilities and stockholders' equity	$388,412	$397,986
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Property related income	$10,387	$10,384	$20,440	$20,270
Interest income	32	32	78	60
Investment income on marketable securities	1	1	2	2
Total revenues	10,420	10,417	20,520	20,332
Expenses
General and administrative expenses	561	671	1,225	1,363
Property operating expenses	3,083	2,926	6,424	5,954
Advisory fees	575	652	1,166	1,300
Depreciation	2,512	2,367	4,885	4,709
Amortization	459	795	919	1,308
Total operating expenses	7,190	7,411	14,619	14,634
Net realized loss upon sale of real estate	—	—	(91)	—
Net realized (loss) gain upon sale of marketable securities	(2)	—	(1)	4
Net realized gain upon sale of investment in CMBS Trust	—	—	—	465
Net unrealized change in fair value of investment in marketable securities	(1)	(2)	(4)	(5)
Change in net assets of consolidated CMBS Trust	—	177	—	382
Operating income	3,227	3,181	5,805	6,544
Interest expense	(3,484)	(3,192)	(6,860)	(6,490)
Net (loss) income	$(257)	$(11)	$(1,055)	$54
Basic and diluted net (loss) per share:
Class A common stock	$(0.01)	$—	$(0.06)	$—
Class I common stock	$(0.01)	$—	$(0.06)	$—
Class T common stock	$(0.01)	$—	$(0.06)	$—
Class D common stock	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Class N common stock	$(0.01)	$—	$(0.06)	$—
Class M-I common stock	$(0.01)	$—	$(0.06)	$—
Class T2 common stock	$(0.01)	$—	$(0.06)	$—
Class Z common stock	$(0.01)	$—	$(0.06)	$—

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
Issuance of common stock	—	—	489,108	4	6,601	—	6,605
Issuance of common stock through the distribution reinvestment plan	—	—	115,047	1	1,540	—	1,541
Redemption of common stock	—	—	(885,632)	(10)	(11,925)	—	(11,935)
Distributions to investors	—	—	—	—	—	(3,663)	(3,663)
Offering costs	—	—	—	—	(246)	—	(246)
Equity based compensation	—	—	1,343	—	19	—	19
Net loss	—	—	—	—	—	(798)	(798)
Balance, March 31, 2025	—	$—	17,474,153	$174	$202,826	$(116,364)	$86,636
Issuance of common stock	—	—	104,407	1	1,399	—	1,400
Issuance of common stock through the distribution reinvestment plan	—	—	105,977	1	1,415	—	1,416
Redemption of common stock	—	—	(881,559)	(9)	(11,771)	—	(11,780)
Distributions to investors	—	—	—	—	—	(3,549)	(3,549)
Offering costs	—	—	—	—	(585)	—	(585)
Equity based compensation	—	—	1,289	—	18	—	18
Net loss	—	—	—	—	—	(257)	(257)
Balance, June 30, 2025	—	$—	16,804,267	$167	$193,302	$(120,170)	$73,299
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,055)	$54
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,885	4,709
Net realized loss upon sale of real estate	91	—
Net realized loss (gain) from sale of marketable securities	1	(4)
Net realized gain from sale of investment in CMBS Trust	—	(465)
Net unrealized loss (gain) on investments held at fair value	4	(165)
Share based compensation	37	39
Amortization of intangible lease assets and liabilities	742	1,132
Amortization of deferred financing costs	483	487
Straight line rent	(803)	(1,247)
Amortization of discount on note to affiliate	79	97
Changes in assets and liabilities:
Receivables, net	(37)	49
Accrued interest receivable net of accrued interest payable, CMBS Trust	—	102
Deferred leasing costs	(242)	(15)
Prepaid and other assets	(480)	(483)
Accounts payable and accrued expenses	520	102
Other liabilities	162	(177)
Due to affiliates	197	223
Net cash provided by operating activities	4,584	4,438
Cash flows from investing activities:
Proceeds from sale of real estate assets	4,574	—
Improvements to real estate assets	(2,701)	(11,834)
Investment in marketable securities	(47)	(51)
Proceeds from sale of marketable securities	44	49
Proceeds from sale of investment in CMBS Trust	—	7,588
Principal payments received from mortgage loans held in consolidated CMBS Trust	—	127
Net cash provided by (used in) investing activities	1,870	(4,121)
Cash flows from financing activities:
Proceeds from line of credit	12,400	23,187
Repayment of line of credit	—	(6,700)
Repayment of mortgage loans payable	(244)	(235)
Distribution of principal payments to bondholders of consolidated CMBS Trust	—	(127)
Proceeds from issuance of common stock	7,870	3,233
Payment of offering costs	(1,239)	(1,215)
Distributions to investors	(4,256)	(3,844)
Redemption of common stock	(23,870)	(15,047)
Net cash used in financing activities	(9,339)	(748)
Net decrease in cash, cash equivalents, and restricted cash	(2,885)	(431)
Cash, cash equivalents, and restricted cash beginning of period	8,506	5,065
Cash, cash equivalents, and restricted cash end of period	$5,621	$4,634
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2025	2024
Distributions declared and unpaid	$—	$657
Common stock issued through the distribution reinvestment plan	2,957	4,016
Proceeds from issuance of common stock not yet received	135	200
Redemption of common stock not yet paid	2,356	13
Accrued offering costs not yet paid	316	487
Capital expenditures not yet paid	455	2,994

Supplemental Cash Flow Disclosures:
Interest paid	$6,269	$5,899

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company also has an ongoing private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the "Reg D Private Offering") and a separate ongoing private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). In addition, the Company's charter authorizes Class Z shares, which have been and are expected to be offered only in a private offering to RREEF America.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2025. The interim financial data as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was zero and $1,349 as of June 30, 2025 and December 31, 2024, respectively. Such restricted cash resulted from a construction draw in December 2024 and was required to be used to pay specified development costs in the subsequent month.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
meet the definition of a business. If the real estate and related leases in an acquisition are determined to be an asset and not a business, then the acquisition related costs would be capitalized onto the consolidated balance sheets. Otherwise, such costs will be expensed upon completion of the transaction.

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. During the three and six months ended June 30, 2025 and 2024, the Company recorded no impairment charges.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2025 and December 31, 2024, the Company has accrued $16,583 and $17,015, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of June 30, 2025, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for two commercial leases.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Investment income from marketable securities is accrued at each distribution record date.

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. For the three and six months ended June 30, 2025, the Company had no Real Estate Loans. Also see Note 14.

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

Risks and Uncertainties

As of June 30, 2025 and December 31, 2024, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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
June 30, 2025
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

	June 30, 2025
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $87,914 and $75,514 as of June 30, 2025 and December 31, 2024, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $183,048 and $180,419 as of June 30, 2025 and December 31, 2024, respectively. If the valuation of the Company's properties as of June 30, 2025 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,390 and $4,380 as of June 30, 2025 and December 31, 2024, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2025 and December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at June 30, 2025	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$87,914	Discounted cash flow	Loan to value	50.6%	50.6%	50.6%
			Market interest rate	6.56%	6.56%	6.56%
Mortgage Loans Payable	183,048	Discounted cash flow	Loan to value	51.7%	63.2%	58.2%
			Market interest rate	3.89%	6.26%	5.63%
Note to Affiliate	4,390	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,514	Discounted cash flow	Loan to value	44.7%	44.7%	44.7%
			Market interest rate	6.93%	6.93%	6.93%
Mortgage Loans Payable	180,419	Discounted cash flow	Loan to value	49.9%	61.9%	57.8%
			Market interest rate	6.17%	6.45%	6.34%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	June 30, 2025	December 31, 2024
Land	$119,126	$121,437
Buildings and improvements, less accumulated depreciation of $56,713 and $54,763, respectively	236,455	241,901
Furniture, fixtures and equipment, less accumulated depreciation of $3,499 and $3,107, respectively	1,566	1,795
Acquired intangible lease assets, less accumulated amortization of $38,224 and $41,270, respectively	12,660	13,398
Investment in real estate assets, net	$369,807	$378,531

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during the six months ended June 30, 2025 and 2024.

On February 28, 2025, the Company sold a 94,233 rentable square-foot Class B office building located in Woodrige, Illinois ("Heritage Parkway"). Heritage Parkway was sold to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $5,000. The Heritage Parkway sale resulted in a net realized loss of $91.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2025, the Company owned 11 properties with a total of 50 commercial leases. As of June 30, 2024, the Company owned 13 properties with a total of 47 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease revenue (1)	$9,872	$8,369	$19,462	$18,848
Straight-line revenue	428	1,928	803	1,247
Above- and below-market lease amortization, net	113	113	227	227
Lease incentive amortization	(26)	(26)	(52)	(52)
Property related income	$10,387	$10,384	$20,440	$20,270
(1) Lease revenue includes $1,340 and $1,116 of variable income from tenant reimbursements for the three months ended June 30, 2025 and 2024, respectively and $2,614 and $2,188 of variable income from tenant reimbursements for the six months ended June 30, 2025 and 2024, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of June 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$11,229
2026	20,873
2027	18,299
2028	15,879
2029	12,393
Thereafter	78,474
$157,147
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $6,054 of lease revenue for the six months ended June 30, 2025.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three and six months ended June 30, 2025 and 2024 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
The Glenn, Centennial, CO	18.2%	17.9%
Commerce Corner, Logan Township, NJ	17.8	17.4
Flats at Carrs Hill, Athens, GA	11.6	11.7
Providence Square, Marietta, GA	11.3	11.3
Seattle East Industrial, Redmond, WA	10.5	10.7
Total	69.4%	69.0%

	Percent of property related income
Tenant	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Performance Food Group, Inc. - Commerce Corner	13.7%	14.3%
FedEx Ground - Seattle East Industrial	10.5	10.7
Total	24.2%	25.0%

	Percent of property related income
Property	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
The Glenn, Centennial, CO	18.4%	18.8%
Heritage Pkwy, Woodridge, IL¹	16.4	14.8
Providence Square, Marietta, GA	11.6	11.6
Seattle East Industrial, Redmond, WA	10.5	10.7
Flats at Carrs Hill, Athens, GA	10.2	10.5
Total	67.1%	66.4%

	Percent of property related income
Tenant	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Allstate Insurance Co. - Heritage Pkwy¹	16.4%	14.8%
FedEx Ground - Seattle East Industrial	10.5	10.7
Total	26.9%	25.5%

¹ In February 2024, the Company signed an early termination agreement to terminate Allstate's lease as of May 31, 2024 in exchange for a termination fee of $2,400 which was fully paid in March 2024. The termination fee was recognized on a straight-line basis from the date the agreement was signed through the lease termination date. As of June 30, 2024, the Company has fully recognized the $2,400 termination fee income. Heritage Parkway was sold by the Company in February 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of June 30, 2025 and 2024 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2025	June 30, 2024
Performance Food Group, Inc. - Commerce Corner¹	12.3%	3.6%
FedEx Ground - Seattle East Industrial	12.0	15.1
Total	24.3%	18.7%
¹ On November 1, 2024, the building expansion at Commerce Corner was completed thereby increasing the building size by 140,991 square feet. In connection therewith, the lease for Performance Food Group, Inc. was similarly expanded. The Commerce Expansion (as defined in Note 8) was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with the Company and took possession of the Commerce Expansion space in October 2024.

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	June 30, 2025	December 31, 2024
Marketable securities—cost	$95	$93
Unrealized gains	26	31
Unrealized losses	(1)	(2)
Net unrealized gain	25	29
Marketable securities—fair value	$120	$122

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2025 and 2024, marketable securities sold generated proceeds of $20 and $22, respectively, resulting in gross realized gains of $1 and $2, respectively, and gross realized losses of $3 and $2, respectively. During the six months ended June 30, 2025 and 2024, marketable securities sold generated proceeds of $45 and $50, respectively, resulting in gross realized gains of $4 and $6, respectively, and gross realized losses of $5 and $2, respectively.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
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

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the wholly owned subsidiaries of the Operating Partnership which were borrowers under the Wells Fargo Line of Credit entered into a third amendment to the Wells Fargo Line of Credit (the “Third Amendment”). The Third Amendment added CIBC Inc. ("CIBC") to the credit facility as an additional lender; increased the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); revised or suspended certain covenants; and extended the maturity date to December 27, 2025. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The Wells Fargo Line of Credit is expandable by the Company up to a maximum capacity of $250,000 upon satisfaction of specified conditions. Each requested expansion must be for at least $25,000. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The Company continues to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts. The Company intends to refinance the Wells Fargo Line of Credit on market terms prior to its maturity on December 27, 2025. While the Company does not currently have cash on hand or other legally binding commitments that can be utilized to repay the Wells Fargo Line of Credit on its maturity date, the Company has negotiated terms which have been formally approved by Wells Fargo and await final credit approval from CIBC as they complete their internal processes. The Company currently expects this refinance to be completed prior to September 30, 2025. In the event the Company is unable to satisfactorily complete such refinance, the Company expects that it will be able to sell real estate investments, or refinance individual real estate investments encumbered by the Wells Fargo Line of Credit, in an amount sufficient to fully repay the Wells Fargo Line of Credit prior to the scheduled maturity date.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
square feet with a lease maturity in October 2039. After completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000.

For the Revolving Commitment, as of June 30, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $94,075 and $92,981, respectively, and the borrowers' outstanding balance was $87,914 and $75,514, respectively. As of June 30, 2025 and December 31, 2024, the weighted average interest rate was 6.56% and 6.93%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be four properties in the collateral pool at all times, and that the collateral pool also meet specified concentration provisions, unless waived by the lender. In addition, the Company, as guarantor, must meet tangible net worth hurdles. The Company was in compliance with all applicable financial covenants as of June 30, 2025.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2025 and December 31, 2024.

	Balance at
Lender	June 30, 2025	December 31, 2024
Wells Fargo/CIBC	$87,914	$75,514
Deduct: Deferred financing costs, less accumulated amortization	(404)	(809)
Line of credit, net	$87,510	$74,705

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2025 and December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,289	$16,468	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,420	6,485	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$189,049	$189,293
Deduct: Deferred financing costs, less accumulated amortization		(587)	(665)
Mortgage loans payable, net		$188,462	$188,628

The amount of the mortgage loan on Elston Plaza is approximately 55% of the appraised value of the property as of June 30, 2025. Accordingly, the Company believes it will be able to refinance the Elston Plaza mortgage loan on market terms prior to its maturity in July 2026. In the event the Company is unable to satisfactorily complete such refinance, the Company expects that it will be able to sell real estate investments or utilize available borrowing capacity under the refinanced Wells Fargo Line of Credit and available cash and cash equivalents in an amount sufficient to fully repay the mortgage loans prior to the scheduled maturity date.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$88,162
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$276,963

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed component	$575	$652	$1,166	$1,300
Performance component	—	—	—	—
	$575	$652	$1,166	$1,300

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

For the three months ended June 30, 2025 and 2024, RREEF America incurred $49 and $55 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2025 and 2024, RREEF America incurred $102 and $116 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2025 and December 31, 2024, the Company had a payable to RREEF America of $72 and $52, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of June 30, 2025, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2025 and 2024, the Company amortized $29 and $49, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2025 and 2024, the Company amortized $79 and $97, respectively, of the discount on the Note to Affiliate into interest expense. As of June 30, 2025, the discount on the Note to Affiliate has been fully amortized.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of June 30, 2025 and December 31, 2024, the Company has accrued $99 and $111, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,583 and $17,015, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2025 and 2024, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $5 and $7, respectively. For the six months ended June 30, 2025 and 2024, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $15 and $16, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three and six months ended June 30, 2025 and 2024, the Company did not reimburse the Dealer Manager for any such costs. As of June 30, 2025 and December 31, 2024, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2025, estimated accrued Trailing Fees payable in the future of $1,511.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2025, estimated accrued Trailing Fees payable in the future of $5,656.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of June 30, 2025, estimated accrued Trailing Fees payable in the future of $8,604.
For the Fourth Public Offering, as of June 30, 2025, the Company had raised $22,901 in gross proceeds and incurred $2,750 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $812.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2025, total operating expenses of the Company were $4,756, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of June 30, 2025 and December 31, 2024, the Company owed its affiliates the following amounts:

	June 30, 2025	December 31, 2024
Reimbursable under the Advisory Agreement	$72	$52
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	381	205
Accrued Trailing Fees	16,682	17,126
Due to affiliates	$17,135	$17,383

Note to Affiliate	$5,383	$5,383
Unamortized discount	—	(79)
Note to Affiliate, net of unamortized discount	$5,383	$5,304

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
June 30, 2025
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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2025, 1,809 and 13,314 Class T shares were converted to 1,824 and 13,426 Class N shares, respectively. For the three and six months ended June 30, 2024, 12,643 and 28,629 Class T shares were converted to 12,756 and 28,871 Class N shares, respectively.

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

Stock Issuance

During the six months ended June 30, 2025 and 2024, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	No. of shares	Amount	No. of shares	Amount
Class A Shares	—	$—	2,151	$30
Class D Shares	370,645	5,000	2,937	40
Class I Shares	190,723	2,565	162,647	2,236
Class M-I Shares	—	—	45,832	626
Class N Shares converted from Class T Shares, net	112	—	242	—
Class T Shares	—	—	—	—
Class T2 Shares	32,035	440	35,143	492
Total	593,515	$8,005	248,952	$3,424

There were no Class S Shares issued as of June 30, 2025.

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
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

Under the New SRP, redemptions requested for each month from January 2025 through June 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 55.3%, 50.1%, 19.0%, 28.6%, 32.5%, and 17.0% of the amount requested for the months January through June 2025, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
During the three and six months ended June 30, 2025 and 2024, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	316,912	$13.30	$4,215
Class I	281,441	13.39	3,770
Class T	—	—	—
Class D	259,283	13.42	3,480
Class N	20,602	13.17	271
Class M-I	1,231	13.28	16
Class T2	2,090	13.25	28

Six Months Ended June 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	517,839	$13.34	$6,908
Class I	726,174	13.46	9,771
Class T	535	13.50	7
Class D	489,239	13.46	6,587
Class N	23,446	13.20	309
Class M-I	6,216	13.34	83
Class T2	3,742	13.28	50

Three Months Ended June 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	3,007	$13.64	$41
Class I	24,214	13.75	333
Class T	869	13.70	12
Class D	73,631	13.75	1,012
Class N	1,205	13.61	16
Class M-I	2,126	13.63	29
Class T2	818	13.51	11

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,442	$13.78	5,442	$13.78
Changes during the period:
Granted	5,613	13.36	5,613	13.36
Vested	(5,442)	13.78	(5,442)	13.78
Forfeited	—	—	—	—
Outstanding, end of period	5,613	13.36	5,613	13.36
Amount included in general and administrative expenses	$18		$37

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and six months ended June 30, 2025 and 2024.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended June 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(54)	$(141)	$(1)	$(31)	$(9)	$(8)	$(11)	$(2)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(54)	$(141)	$(1)	$(31)	$(9)	$(8)	$(11)	$(2)
Denominator - weighted average number of common shares outstanding	3,601,611	9,470,237	38,964	2,105,922	617,928	512,305	722,961	149,944
Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Note: Allocation of net loss before performance fee for Class T shares was less than $500 (not in thousands).
	Six Months Ended June 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(224)	$(577)	$(3)	$(132)	$(37)	$(31)	$(43)	$(8)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(224)	$(577)	$(3)	$(132)	$(37)	$(31)	$(43)	$(8)
Denominator - weighted average number of common shares outstanding	3,724,585	9,574,261	43,718	2,198,282	611,316	510,179	715,838	138,765
Basic and diluted loss per share:	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(2)	$(6)	$—	$(2)	$—	$—	$(1)	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(2)	$(6)	$—	$(2)	$—	$—	$(1)	$—
Denominator - weighted average number of common shares outstanding	4,065,204	10,655,712	84,337	2,496,957	600,317	536,155	632,625	75,000
Basic and diluted loss per share:	$—	$—	$—	$(0.01)	$—	$—	$—	$—

	Six Months Ended June 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$12	$30	$—	$7	$2	$1	$2	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$12	$30	$—	$7	$2	$1	$2	$—
Denominator - weighted average number of common shares outstanding	4,052,640	10,588,531	90,523	2,519,840	591,969	524,961	623,463	75,000
Basic and diluted net income per share:	$—	$—	$—	$(0.02)	$—	$—	$—	$—

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
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)
The tables below show the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period. In July 2024, the Company slightly altered the timing of the distribution declarations and payment such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the month of July 2024 were declared and paid at the beginning of August, and each subsequent month has followed a similar pattern. The tables below are based on when the distributions were actually paid.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Declared distribution amount per share, before adjustment for class-specific fees	$0.22490
Distributions paid or payable in cash	$2,134	$4,256
Distributions reinvested	1,416	2,957
Distributions declared	$3,550	$7,213
Class A Shares issued upon reinvestment	25,207	55,824
Class I Shares issued upon reinvestment	59,797	123,485
Class T Shares issued upon reinvestment	176	467
Class D Shares issued upon reinvestment	1,466	3,137
Class N Shares issued upon reinvestment	5,444	10,642
Class M-I Shares issued upon reinvestment	7,287	14,436
Class T2 Shares issued upon reinvestment	6,600	13,033

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.22484
Distributions paid or payable in cash	$1,954	$3,866
Distributions reinvested	2,006	4,016
Distributions declared	$3,960	$7,882
Class A Shares issued upon reinvestment	33,408	67,213
Class I Shares issued upon reinvestment	71,517	142,380
Class T Shares issued upon reinvestment	476	976
Class D Shares issued upon reinvestment	24,398	49,358
Class N Shares issued upon reinvestment	5,061	9,997
Class M-I Shares issued upon reinvestment	6,780	13,145
Class T2 Shares issued upon reinvestment	5,523	10,870

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Class A	$683	$1,417
Class I	1,957	3,958
Class T	7	16
Class D	475	977
Class N	138	274
Class M-I	115	229
Class T2	141	280
Class Z	34	62
Distributions declared	$3,550	$7,213

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Class A	$774	$1,541
Class I	2,209	4,387
Class T	16	35
Class D	563	1,136
Class N	135	266
Class M-I	121	237
Class T2	125	246
Class Z	17	34
Distributions declared	$3,960	$7,882

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero and $9 for the three months ended June 30, 2025 and 2024, respectively. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15 and $66 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

For the three and six months ended June 30, 2025, the Company had two reportable segments: Real Estate Properties and Real Estate Equity Securities. For the three and six months ended June 30, 2024, the Company had three reportable segments: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2025 and December 31, 2024 and net income (loss) for the three and six months ended June 30, 2025 and 2024.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2025	$369,807	$120	$369,927
Receivables	7,409	—	7,409
Deferred leasing costs	2,363	—	2,363
Prepaid and other assets	1,405	—	1,405
Subtotal	$380,984	$120	$381,104

Reconciliation to total assets of June 30, 2025
Carrying value per reportable segments			$381,104
Other assets			7,308
Total assets			$388,412

Carrying value as of December 31, 2024	$378,531	$122	$378,653
Receivables	6,490	—	6,490
Deferred leasing costs	1,870	—	1,870
Prepaid and other assets	1,196	—	1,196
Subtotal	$388,087	$122	$388,209

Reconciliation to total assets of December 31, 2024
Carrying value per reportable segments			$388,209
Other assets			9,777
Total assets			$397,986

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2025	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$10,387	$—	$—	$10,387
Investment income on marketable securities	—	1	—	1
Total revenues	10,387	1	—	10,388
Segment operating expenses	(3,083)	(4)	—	(3,087)
Net realized loss upon sale of marketable securities	—	(2)	—	(2)
Net unrealized change in fair value of investment in marketable securities	—	(1)	—	(1)
Operating income (loss) - segments	$7,304	$(6)	$—	$7,298

Three Months Ended June 30, 2024
Property related income	$10,384	$—	$—	$10,384
Investment income on marketable securities	—	1	—	1
Total revenues	10,384	1	—	10,385
Segment operating expenses	(2,926)	(7)	—	(2,933)
Net unrealized change in fair value of investment in marketable securities	—	(2)	—	(2)
Change in net assets of consolidated CMBS trust	—	—	177	177
Operating income (loss) - segments	$7,458	$(8)	$177	$7,627
The significant expense types within segment operating expenses for the Real Estate Properties segment include real estate taxes, insurance, utilities, professional services and maintenance costs.

	Three Months Ended June 30,
Reconciliation to net loss	2025	2024
Operating income - segments	$7,298	$7,627
Interest Income	32	32
General and administrative expenses	(557)	(664)
Advisory expenses	(575)	(652)
Depreciation	(2,512)	(2,367)
Amortization	(459)	(795)
Operating income	3,227	3,181
Interest expense	(3,484)	(3,192)
Net loss	$(257)	$(11)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2025	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$20,440	$—	$—	$20,440
Investment income on marketable securities	—	2	—	2
Total revenues	20,440	2	—	20,442
Segment operating expenses	(6,424)	(10)	—	(6,434)
Net realized loss on sale of real estate	(91)	—	—	(91)
Net realized loss upon sale of marketable securities	—	(1)	—	(1)
Net unrealized change in fair value of investment in marketable securities	—	(4)	—	(4)
Operating income (loss) - segments	$13,925	$(13)	$—	$13,912

Six Months Ended June 30, 2024
Property related income	$20,270	$—	$—	$20,270
Investment income on marketable securities	—	2	—	2
Total revenues	20,270	2	—	20,272
Segment operating expenses	(5,954)	(12)	—	(5,966)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon partial sale of investment in CMBS Trust	—	—	465	465
Net unrealized change in fair value of investment in marketable securities	—	(5)	—	(5)
Change in net assets of consolidated CMBS trust	—	—	382	382
Operating income (loss) - segments	$14,316	$(11)	$847	$15,152
The significant expense types within segment operating expenses for the Real Estate Properties segment include real estate taxes, insurance, utilities, professional services and maintenance costs.

	Six Months Ended June 30,
Reconciliation to net (loss) income	2025	2024
Operating income - segments	$13,912	$15,152
Interest Income	78	60
General and administrative expenses	(1,215)	(1,351)
Advisory expenses	(1,166)	(1,300)
Depreciation	(4,885)	(4,709)
Amortization	(919)	(1,308)
Operating income	5,805	6,544
Interest expense	(6,860)	(6,490)
Net (loss) income	$(1,055)	$54

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2025
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

NOTE 17 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since June 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2025. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website may be deemed material and are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2025, we owned 11 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of June 30, 2025, our weighted average remaining lease term for active leases was 5.9 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2025:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	26	99.6
Retail Total		442,591	44	98.3
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Miami Industrial
Palmetto Lakes	Miami Lakes, FL	182,919	1	100.0
Hialeah II	Miami, FL	50,000	1	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		844,141	5	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	99.7
The Glenn	Centennial, CO	274,688	306	91.8
Residential Total		410,584	444	94.3
Grand Total		1,799,331	50/444	97.8%

(1) Leased percentage is based on executed leases as of June 30, 2025, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of June 30, 2025, our real estate equity securities portfolio consisted of publicly-traded common stock of 30 REITs with a value of $120 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Market Outlook

The U.S. real estate market started 2025 on a solid footing, in our view. While stabilizing cap rates played a role in the turnaround, based on data from the National Council of Real Estate Investment Fiduciaries (“NCREIF”) as of June 2025, improving underlying fundamentals also contributed, per CBRE Econometric Advisors (“CBRE-EA”) as of June 2025. Nowhere was this more visible than in the residential sector, which, according to CBRE-EA as of June 2025, generated its strongest first-half absorption on record since 1996, building on positive momentum from 2024, which marked its second-highest annual total after an unusual 2021 COVID bounce. Apartment vacancies slid below their 20-year average, despite high, but cresting, levels of new supply, according to CBRE-EA in June 2025. Demand was weaker across the other major sectors, but vacancies either remained historically low, in the case of the industrial and retail sectors, or stabilized for the office sector, also per CBRE-EA in June 2025.

We believe significant federal policy shifts have called into question the durability of the real estate recovery. For now, we believe that the policy mix will include higher tariffs, albeit less draconian ones than under earlier proposals, reduced immigration, and a broadly static federal deficit (i.e., net-neutral tax and spending cuts). The long-term implications of this program for the economy, social welfare and national security are subject to debate. Taking a narrower view, we believe that over the next year, it will slow the economy, though not to the point of recession, lift inflation, and keep interest rates elevated. From a real estate perspective, this macro backdrop will in our view temper but not derail the recovery, while creating upside potential over the long run.

In general, a weaker economy undermines critical demand drivers, such as job creation, household formation, and consumer spending, per Moody’s Analytics in June 2025. Yet in our view, any slowdown would collide with independent trends pushing in the opposite direction, including prohibitive homeownership costs for the residential sector, a return to the workplace for the office sector, e-commerce expansion for the industrial sector, and a proliferation of consumer services such as healthcare for the retail sector. Furthermore, any demand pullback should be offset, in our view, by an evaporating supply pipeline as evidenced by construction starts, which, when weighted across sectors, have slid 61% for the trailing four quarters from their 2022 peak, according to CoStar as of June 2025.

From a longer-term perspective, we believe that tariffs improve the outlook for real estate. Over time, real estate values gravitate toward the cost of replacing the assets: higher prices stimulate development that puts downward pressure on rents and prices, while lower prices curtail it, based on data from Engineering News-Record and NCREIF as of March 2025. Following a 20% correction to real estate values over the past two years, we estimate that on average, real estate values sit at about a 15% discount to replacement costs, with large variations across sectors and markets, according to data from Engineering New-Record and NCREIF as of March 2025. We believe tariff-induced cost increases for key construction materials, such as steel, lumber and cement, for finished products and for equipment could expand that discount further, ultimately driving higher rents and prices via a prolonged supply shutdown.

Policy uncertainty has clouded the near-term outlook, but for now, we believe that the consequences will be relatively benign, tempering the recovery without triggering a double dip. Moreover, in our view, any setback will be more than offset by stronger, rent-driven appreciation in the aftermath.

Results of Operations

As of June 30, 2025, we owned 11 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Property related income	$10,387	$10,384	$3	$20,440	$20,270	$170
Interest income	32	32	—	78	60	18
Investment income on marketable securities	1	1	—	2	2	—
Total revenues	10,420	10,417	3	20,520	20,332	188
Expenses
General and administrative expenses	561	671	(110)	1,225	1,363	(138)
Property operating expenses	3,083	2,926	157	6,424	5,954	470
Advisory fees	575	652	(77)	1,166	1,300	(134)
Depreciation	2,512	2,367	145	4,885	4,709	176
Amortization	459	795	(336)	919	1,308	(389)
Total operating expenses	7,190	7,411	(221)	14,619	14,634	(15)
Net realized loss upon sale of real estate	—	—	—	(91)	—	(91)
Net realized (loss) gain upon sale of marketable securities	(2)	—	(2)	(1)	4	(5)
Net realized gain upon sale of investment in CMBS Trust	—	—	—	—	465	(465)
Net unrealized change in fair value of investment in marketable securities	(1)	(2)	1	(4)	(5)	1
Change in net assets of consolidated CMBS Trust	—	177	(177)	—	382	(382)
Operating income	3,227	3,181	46	5,805	6,544	(739)
Interest expense	(3,484)	(3,192)	(292)	(6,860)	(6,490)	(370)
Net (loss) income	$(257)	$(11)	$(246)	$(1,055)	$54	$(1,109)

Three and Six Months Ended June 30, 2025 and 2024

Property Related Income

Our property related income for the three and six months ended June 30, 2025 increased compared to the 2024 periods primarily due to increased base rent at Commerce Corner resulting from the October 2024 completion of the tenant expansion for Performance Food Group, Inc. Also contributing to the increase in the 2025 periods was a new lease to fill the vacancy at Terra Nova Plaza and higher rents at our student housing property, The Flats at Carrs Hill. These increases were partially offset by decreased base rent at Heritage Parkway due to vacancy beginning in second quarter 2024 and subsequent disposition of the property on February 28, 2025.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of June 30, 2025 and 2024, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $120 and $110, respectively. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we converted nearly all of our securities portfolio into cash. Our strategy to invest in a real estate securities portfolio has not changed and we will look to increase our allocation to real estate securities as market conditions improve.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which generally are directors and officers insurance, audit fees, board of director compensation and legal costs. Compared to the three months ended June 30, 2024, the 2025 period saw lower legal expenses, audit fees, appraisal fees and fund administration costs. Compared to the six months ended June 30, 2024, the 2025 period saw lower legal expenses, income tax, professional fees and fund administration costs.

Property Operating Expenses

Property operating expenses for the three months ended June 30, 2025 increased from the 2024 period due to higher real estate taxes and marketing costs partially offset by lower repair and utility costs, as well as the dispositions of Hialeah I in December 2024 and Heritage Parkway in February 2025. Property operating expenses for the six months ended June 30, 2025 increased from the 2024 period due to higher real estate taxes, snow removal and marketing costs partially offset by lower legal and utility costs, as well as the dispositions of Hialeah I in December 2024 and Heritage Parkway in February 2025.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2025 periods compared to the 2024 periods which is commensurate with the overall decrease in our average NAV due to fulfilling share redemption requests.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2025 and 2024, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation increased for the three and six months ended June 30, 2025 at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. which was partially offset by decreases for properties disposed during the last twelve months. Amortization decreased for the three and six months ended June 30, 2025 primarily at Heritage Parkway due to its disposal as well as the full amortization of assets in the 2024 period related to the Allstate lease which was terminated in May 2024.

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

Changes in Net Assets of CMBS Trust

In October 2022, we purchased an investment in CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the three and six months ended June 30, 2024 the increase in net assets of the CMBS Trust was due to collection of scheduled interest payments somewhat offset by a small decrease in the fair value of its net assets. We sold the remainder of our investment in the CMBS Trust in July 2024.

Interest Expense

The higher interest expense for the three and six months ended June 30, 2025 compared to the 2024 periods was primarily due to a higher weighted average outstanding balance on the Wells Fargo Line of Credit, partially offset by a slightly lower weighted average interest rates. Our total outstanding loan balance as of June 30, 2025 consisted of 68% fixed rate loans and 32% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly since early 2022 in response to higher U.S. Treasury rates, higher inflation, tariffs, bank failures and war, among other economic concerns. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2025:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$498,800	$29.52	$29.74	$29.81	$29.80	$29.55	$29.54	$29.39	$29.73
Investments in real estate equity securities (2)	120	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	10,480	0.62	0.62	0.63	0.63	0.62	0.62	0.62	0.63
Line of credit (4)	(87,914)	(5.20)	(5.24)	(5.25)	(5.25)	(5.21)	(5.21)	(5.18)	(5.24)
Mortgage loans payable (4)	(189,049)	(11.19)	(11.27)	(11.30)	(11.30)	(11.20)	(11.20)	(11.14)	(11.27)
Other liabilities, net (3)	(9,923)	(0.59)	(0.59)	(0.60)	(0.59)	(0.58)	(0.58)	(0.59)	(0.59)
Net asset value	$222,514	$13.17	$13.27	$13.30	$13.30	$13.19	$13.18	$13.11	$13.27
Note: No Class S shares were outstanding as of June 30, 2025.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of June 30, 2025, the value of our investments in real estate was approximately 9.8% more than their historical cost.

(2)  As of June 30, 2025, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of June 30, 2025, the value of our investments in real estate equity securities was approximately 26.6% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of June 30, 2025. This information will be provided for our office properties once we have at least two office properties in the portfolio.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.63%	6.61%
Industrial properties	7.33%	5.64%
Residential properties	7.00%	5.41%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of June 30, 2025.

	Discount Rate	Exit Capitalization Rate
Retail properties	(1.8)%	(2.1)%
Industrial properties	(1.9)%	(2.6)%
Residential properties	(1.9)%	(2.7)%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2025.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$73,299	$4.35	$4.38	$4.38	$4.38	$4.36	$4.35	$4.31	$4.38
Plus:
Unrealized gain on real estate investments (1)	44,580	2.64	2.66	2.66	2.66	2.64	2.64	2.63	2.66
Accumulated depreciation (2)	60,212	3.56	3.59	3.60	3.60	3.57	3.57	3.55	3.59
Accumulated amortization (2)	29,090	1.72	1.73	1.74	1.74	1.72	1.72	1.71	1.73
Deferred offering costs and expenses (3)	21,342	1.26	1.27	1.28	1.28	1.26	1.26	1.26	1.27
Less:
Deferred rent receivable (4)	(6,009)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)	(0.35)	(0.36)
Net asset value	$222,514	$13.17	$13.27	$13.30	$13.30	$13.19	$13.18	$13.11	$13.27
Note: No Class S shares were outstanding as of June 30, 2025.

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

(3) The deferred costs and expenses of $21,342 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,583 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,187 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs and (ii) compensation costs related to the shares granted to our independent directors.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(257)	$(11)	$(1,055)	$54
Real estate related depreciation	2,512	2,367	4,885	4,709
Real estate related amortization	459	795	919	1,308
Realized loss on sale of real estate	—	—	91	—
Net realized gain upon sale of investment in CMBS Trust	—	—	—	(465)
NAREIT defined FFO	$2,714	$3,151	$4,840	$5,606
Straight line rents, net	(428)	(1,928)	(803)	(1,247)
Amortization of above- and below-market lease intangibles, net	(113)	(113)	(227)	(227)
Amortization of lease incentive	26	26	52	52
Net unrealized change in fair value of investment in marketable securities	1	2	4	5
Net unrealized change in fair value of investment in CMBS Trust	—	(177)	—	(169)
Amortization of restricted stock awards	17	20	36	39
Amortization of deferred financing costs	254	244	483	488
Amortization of discount on note to affiliate	29	49	79	97
AFFO	$2,500	$1,274	$4,464	$4,644

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of June 30, 2025, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $11,902.

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

On September 7, 2023, RPT 1109 Commerce Corner, LLC ("RPT 1109 Commerce"), entered into a guaranteed maximum price contract to expand our property located at 1109 Commerce Boulevard, Logan Township, New Jersey ("Commerce Corner") by approximately 141,000 square feet (the "Commerce Expansion"). Commerce Corner was a 259,910 rentable square-foot, 100% leased multi-tenant warehouse and distribution center acquired by us in 2014. The Commerce Expansion was completed in October 2024 and was fully funded from the Construction Commitment for a total cost of approximately $26,000. The Commerce Expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc. (NYSE: PFGC), who entered into a 15-year lease with RPT 1109 Commerce to take possession of the Commerce Expansion space upon its substantial completion. In connection therewith, Performance Food Group's lease for its existing space at Commerce Corner has been similarly extended to be coterminous, bringing Performance Food Group's footprint to approximately 301,000 square feet with a lease maturity in October 2039. After completion of the Commerce Expansion, the Construction Commitment was closed and the Revolving Commitment became $120,000.

For the Revolving Commitment, as of June 30, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $94,075 and $92,981, respectively, and the borrowers' outstanding balance was $87,914 and $75,514, respectively. As of June 30, 2025 and December 31, 2024, the weighted average interest rate was 6.56% and 6.93%, respectively.

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

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including that there must be at least four properties in the collateral pool at all times, and the collateral pool must also meet specified concentration provisions, unless waived by the lender. Certain concentration covenants are suspended until such time that the number of properties encumbered by the Wells Fargo Line of Credit reaches six. In addition, the guarantor must meet tangible net worth hurdles. As of June 30, 2025, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2025. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,289	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,420	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$189,049

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$88,162
2026	16,247
2027	145
2028	72,069
2029	74,840
Thereafter	25,500
Total	$276,963

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly since early 2022 in response to higher U.S. Treasury rates, higher inflation, tariffs, bank failures, war and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2025, we owed $72 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through June 30, 2025, we raised $476,320 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2025, our total operating expenses (as defined in our charter) were $4,756, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2025 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of June 30, 2025, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2025 was $4,584 while cash flow provided by operating activities during the six months ended June 30, 2024 was $4,438. The 2025 period was slightly higher than the 2024 period primarily due to higher rents at Commerce Corner from the expanded lease with Performance Food Group that began in November 2024, nearly offset by decreases related to higher deferred leasing costs for new leases and the 2024 one-time receipt of a termination fee from the Allstate Insurance Company lease termination at Heritage Parkway.

Cash flow provided by investing activities of $1,870 for the six months ended June 30, 2025 was driven by the sale of Heritage Parkway partially offset by improvements to our real estate investments. Cash flow used in investing activities during the six months ended June 30, 2024 was $4,121, which was driven by improvements to our real estate investments, primarily for construction of the Commerce Expansion, partially offset by the sale of our interest-only certificates issued by the CMBS Trust.

Cash flow used in financing activities was $9,339 for the six months ended June 30, 2025. We used the proceeds from the sale of Heritage Parkway, capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions.

Cash flow used in financing activities was $748 for the six months ended June 30, 2024. We used the proceeds from the sale of our interest-only certificates issued by the CMBS trust to make payments against our outstanding balance on the Wells Fargo Line of Credit. We used capital raised in our offerings plus funds borrowed from our Wells Fargo Line of Credit to pay redemptions and fund capital improvements for the Commerce Expansion.

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025

Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22490
Distributions paid or payable in cash	$2,134	$4,256
Distributions reinvested	1,416	2,957
Distributions declared	$3,550	$7,213

Net cash provided by Operating Activities:	$3,249	$4,584

Funds From Operations:	$2,714	$4,840

For the six months ended June 30, 2025, our distributions were covered 63.5% by cash flow from operations and 36.5% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of June 30, 2025, we had $87,914 outstanding under our Wells Fargo line of credit bearing interest at approximately 6.56%, representing approximately a 76.8% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $440 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2025, we owned marketable securities with a value of $120. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2025 would result in a change of $12 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2025, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended June 30, 2025.

Share Redemption Plan

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

Under the New SRP, redemptions requested for each month from April 2025 through June 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 28.6%, 32.5%, and 17.0% of the amount requested for the months of April through June 2025, respectively. The following table sets forth information regarding redemptions of shares of our common stock by month under the New SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2025	349,309	$13.49	349,309	(1)
May 1 - May 31, 2025	354,148	13.30	354,148	(1)
June 1 - June 30, 2025	178,102	13.23	178,102	(1)
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

Date: August 14, 2025