Form 10-Q
period 2025-09-30
RREEF Property Trust, Inc.
filed 2025-11-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 10, 2025, the registrant had 3,247,822 shares of Class A common stock, $.01 par value, outstanding, 8,985,735 shares of Class I common stock, $.01 par value, outstanding, 34,710 shares of Class T common stock, $.01 par value, outstanding, 1,668,518 shares of Class D common stock, $.01 par value, outstanding, 576,661 shares of Class N common stock, $.01 par value, outstanding, 516,758 shares of Class M-I common stock, $.01 par value, outstanding, 691,082 shares of Class T2 common stock, $.01 par value, outstanding, 224,944 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Investment in real estate assets, net	$354,636	$378,531
Investment in marketable securities	125	122
Cash and cash equivalents	7,116	7,157
Restricted cash	125	1,349
Receivables, net of allowance for doubtful accounts of $131 and $75, respectively	7,850	6,513
Deferred leasing costs, net of amortization of $1,807 and $2,866, respectively	2,155	1,870
Prepaid and other assets	2,619	2,444
Total assets	$374,626	$397,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$64,277	$74,705
Mortgage loans payable, net	188,378	188,628
Accounts payable and accrued expenses	7,287	7,363
Due to affiliates	16,790	17,383
Note to affiliate, net of unamortized discount of zero and $79, respectively	5,383	5,304
Acquired below market lease intangibles, less accumulated amortization of $10,748 and $10,851, respectively	7,134	7,484
Other liabilities	1,867	2,006
Total liabilities	291,116	302,873
Stockholders' Equity:
Class A common stock, 3,274,909 and 3,892,473 issued and outstanding, respectively	32	39
Class D common stock, 1,721,019 and 2,074,126 issued and outstanding, respectively	17	21
Class I common stock, 9,201,036 and 9,864,714 issued and outstanding, respectively	92	99
Class M-I common stock, 512,785 and 505,917 issued and outstanding, respectively	5	5
Class N common stock, 589,280 and 600,293 issued and outstanding, respectively	6	6
Class T common stock, 34,620 and 51,236 issued and outstanding, respectively	1	1
Class T2 common stock, 712,157 and 690,528 issued and outstanding, respectively	7	7
Class Z common stock, 149,944 and 75,000 issued and outstanding, respectively	1	1
Additional paid in capital	184,816	206,837
Deficit	(101,467)	(111,903)
Total stockholders' equity	83,510	95,113
Total liabilities and stockholders' equity	$374,626	$397,986
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Property related income	$10,195	$8,815	$30,635	$29,085
Interest income	26	57	104	117
Investment income on marketable securities	1	1	3	3
Total revenues	10,222	8,873	30,742	29,205
Expenses
General and administrative expenses	543	593	1,768	1,956
Property operating expenses	3,010	3,189	9,434	9,143
Advisory fees	558	646	1,724	1,946
Provision for impairment of real estate	—	2,201	—	2,201
Depreciation	2,515	2,403	7,400	7,112
Amortization	480	465	1,399	1,773
Total operating expenses	7,106	9,497	21,725	24,131
Net realized gain upon sale of real estate	22,515	—	22,424	—
Net realized gain upon sale of marketable securities	1	—	—	4
Net realized gain upon sale of investment in CMBS Trust	—	1,856	—	2,321
Net unrealized change in fair value of investment in marketable securities	3	18	(1)	13
Change in net assets of consolidated CMBS Trust	—	(1,856)	—	(1,474)
Operating income (loss)	25,635	(606)	31,440	5,938
Interest expense	(3,507)	(2,967)	(10,367)	(9,457)
Net income (loss)	$22,128	$(3,573)	$21,073	$(3,519)
Basic and diluted net income (loss) per share:
Class A common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class I common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class T common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class D common stock	$1.33	$(0.19)	$1.22	$(0.19)
Class N common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class M-I common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class T2 common stock	$1.33	$(0.19)	$1.22	$(0.18)
Class Z common stock	$1.33	$(0.19)	$1.22	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
Issuance of common stock	—	—	489,108	4	6,601	—	6,605
Issuance of common stock through the distribution reinvestment plan	—	—	115,047	1	1,540	—	1,541
Redemption of common stock	—	—	(885,632)	(10)	(11,925)	—	(11,935)
Distributions to investors	—	—	—	—	—	(3,663)	(3,663)
Offering costs	—	—	—	—	(246)	—	(246)
Equity based compensation	—	—	1,343	—	19	—	19
Net loss	—	—	—	—	—	(798)	(798)
Balance, March 31, 2025	—	$—	17,474,153	$174	$202,826	$(116,364)	$86,636
Issuance of common stock	—	—	104,407	1	1,399	—	1,400
Issuance of common stock through the distribution reinvestment plan	—	—	105,977	1	1,415	—	1,416
Redemption of common stock	—	—	(881,559)	(9)	(11,771)	—	(11,780)
Distributions to investors	—	—	—	—	—	(3,549)	(3,549)
Offering costs	—	—	—	—	(585)	—	(585)
Equity based compensation	—	—	1,289	—	18	—	18
Net loss	—	—	—	—	—	(257)	(257)
Balance, June 30, 2025	—	$—	16,804,267	$167	$193,302	$(120,170)	$73,299
Issuance of common stock	—	—	121,325	1	1,609	—	1,610
Issuance of common stock through the distribution reinvestment plan	—	—	102,604	1	1,356	—	1,357
Redemption of common stock	—	—	(833,861)	(8)	(11,115)	—	(11,123)
Distributions to investors	—	—	—	—	—	(3,425)	(3,425)
Offering costs	—	—	—	—	(355)	—	(355)
Equity based compensation	—	—	1,415	—	19	—	19
Net income	—	—	—	—	—	22,128	22,128
Balance, September 30, 2025	—	$—	16,195,750	$161	$184,816	$(101,467)	$83,510
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$21,073	$(3,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,400	7,112
Net realized gain upon sale of real estate	(22,424)	—
Net realized gain from sale of marketable securities	—	(4)
Net realized gain from sale of investment in CMBS Trust	—	(2,321)
Net unrealized loss on investments held at fair value	1	1,673
Provision for impairment of real estate	—	2,201
Share based compensation	56	58
Amortization of intangible lease assets and liabilities	1,136	1,511
Amortization of deferred financing costs	687	733
Straight line rent	(1,021)	(1,165)
Amortization of discount on note to affiliate	79	141
Changes in assets and liabilities:
Receivables, net	(307)	354
Accrued interest receivable net of accrued interest payable, CMBS Trust	—	102
Deferred leasing costs	(541)	(59)
Prepaid and other assets	(233)	(363)
Accounts payable and accrued expenses	1,770	41
Other liabilities	(122)	(181)
Due to affiliates	(11)	(33)
Net cash provided by operating activities	7,543	6,281
Cash flows from investing activities:
Proceeds from sale of real estate assets	39,818	—
Improvements to real estate assets	(3,626)	(18,585)
Investment in marketable securities	(70)	(67)
Proceeds from sale of marketable securities	66	64
Proceeds from sale of investment in CMBS Trust	—	33,176
Principal payments received from mortgage loans held in consolidated CMBS Trust	—	127
Net cash provided by investing activities	36,188	14,715
Cash flows from financing activities:
Proceeds from line of credit	24,563	38,282
Repayment of line of credit	(34,776)	(26,700)
Repayment of mortgage loans payable	(368)	(353)
Distribution of principal payments to bondholders of consolidated CMBS Trust	—	(127)
Proceeds from issuance of common stock	9,580	4,505
Payment of financing costs	(784)	—
Payment of offering costs	(1,764)	(1,762)
Distributions to investors	(6,324)	(5,911)
Redemption of common stock	(35,123)	(25,522)
Net cash used in financing activities	(44,996)	(17,588)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,265)	3,408
Cash, cash equivalents, and restricted cash beginning of period	8,506	5,065
Cash, cash equivalents, and restricted cash end of period	$7,241	$8,473
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2025	2024
Common stock issued through the distribution reinvestment plan	$4,314	$5,192
Unrealized gain on marketable securities	—	13
Proceeds from issuance of common stock not yet received	35	47
Redemption of common stock not yet paid	2,225	2,548
Accrued offering costs not yet paid	407	538
Capital expenditures not yet paid	227	924

Supplemental Cash Flow Disclosures:
Interest paid	$9,588	$8,634

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2025. The interim financial data as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $125 and $1,349 as of September 30, 2025 and December 31, 2024, respectively. Restricted cash as of September 30, 2025 is an escrow holdback resulting from the sale of the Hialeah II property. Restricted cash as of December 31, 2024 was a construction draw in December 2024 required to be used to pay specified development costs in the subsequent month.

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
September 30, 2025
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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. During the nine months ended September 30, 2025 and 2024, the Company recorded zero and $2,201 for provision for impairment of real estate investments, respectively.

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
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of each public offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of September 30, 2025 and December 31, 2024, the Company has accrued $16,448 and $17,015, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of September 30, 2025, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one commercial lease.

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
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
Company is entitled at the time of transfer of those goods or services. Such treatment may apply to other types of real estate related contracts, such as for dispositions or development of real estate.

Investment income from marketable securities is accrued at each distribution record date.

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities, and (3) Real Estate Loans. For the three and nine months ended September 30, 2025, the Company had no Real Estate Loans. Also see Note 14.

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

Risks and Uncertainties

As of September 30, 2025 and December 31, 2024, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
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
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
The following table details the Company’s assets measured at fair value on a recurring basis.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$125	$—	$—	$125

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$122	$—	$—	$122
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $65,300 and $75,514 as of September 30, 2025 and December 31, 2024, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $183,341 and $180,419 as of September 30, 2025 and December 31, 2024, respectively. If the valuation of the Company's properties as of September 30, 2025 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,310 and $4,380 as of September 30, 2025 and December 31, 2024, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of September 30, 2025 and December 31, 2024.

				Range
	Fair Value at September 30, 2025	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$65,300	Discounted cash flow	Loan to value	45.1%	45.1%	45.1%
			Market interest rate	6.61%	6.61%	6.61%
Mortgage Loans Payable	183,341	Discounted cash flow	Loan to value	51.7%	64.4%	58.5%
			Market interest rate	3.89%	6.48%	5.64%
Note to Affiliate	4,310	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,514	Discounted cash flow	Loan to value	44.7%	44.7%	44.7%
			Market interest rate	6.93%	6.93%	6.93%
Mortgage Loans Payable	180,419	Discounted cash flow	Loan to value	49.9%	61.9%	57.8%
			Market interest rate	6.17%	6.45%	6.34%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Land	$111,348	$121,437
Buildings and improvements, less accumulated depreciation of $56,617 and $54,763, respectively	229,453	241,901
Furniture, fixtures and equipment, less accumulated depreciation of $3,702 and $3,107, respectively	1,542	1,795
Acquired intangible lease assets, less accumulated amortization of $35,246 and $41,270, respectively	12,293	13,398
Investment in real estate assets, net	$354,636	$378,531

The Company acquired no real estate property during the nine months ended September 30, 2025 and 2024.

During the three months ended September 30, 2024, in accordance with authoritative guidance for impairment of long-lived assets, the Company determined that a 94,233 rentable square-foot Class B office building located in Woodridge, Illinois ("Heritage Parkway") was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, the Company recognized an impairment charge totaling $2,201 for the three months ended September 30, 2024.

On February 28, 2025, the Company sold Heritage Parkway to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $5,000. The Heritage Parkway sale resulted in a net realized loss of $91.

On September 18, 2025, the Company sold two Class B industrial building located in Miami, Florida ("Palmetto Lakes" and "Hialeah II") with rentable square-feet of 182,919 and 50,000, respectively. Palmetto Lakes and Hialeah II were sold in a single transaction to an entity which was not affiliated with the Company, RREEF America, or any of its affiliates, for $27,800 and $8,850, respectively. The Palmetto Lake sale resulted in a net realized gain of $17,533. The Hialeah II sale resulted in a net realized gain of $4,982. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2025, the Company owned 9 properties with a total of 47 commercial leases. As of September 30, 2024, the Company owned 13 properties with a total of 48 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease revenue (1)	$9,890	$8,808	$29,352	$27,656
Straight-line revenue	218	(82)	1,021	1,165
Above- and below-market lease amortization, net	113	115	340	342
Lease incentive amortization	(26)	(26)	(78)	(78)
Property related income	$10,195	$8,815	$30,635	$29,085

(1) Lease revenue includes $1,401 and $1,108 of variable income from tenant reimbursements for the three months ended September 30, 2025 and 2024, respectively and $4,015 and $3,296 of variable income from tenant reimbursements for the nine months ended September 30, 2025 and 2024, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of September 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$5,133
2026	20,403
2027	17,950
2028	15,937
2029	12,538
Thereafter	78,401
$150,362
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $8,974 of lease revenue for the nine months ended September 30, 2025.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three and nine months ended September 30, 2025 and 2024 are shown below.

	Percent of property related income
Property	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commerce Corner, Logan Township, NJ	17.6%	17.4%
The Glenn, Centennial, CO	17.3	17.7
Providence Square, Marietta, GA	11.9	11.5
Flats at Carrs Hill, Athens, GA	11.4	11.6
Seattle East Industrial, Redmond, WA	10.7	10.7
Total	68.9%	68.9%

	Percent of property related income
Tenant	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Performance Food Group, Inc. - Commerce Corner	15.4%	14.7%
FedEx Ground - Seattle East Industrial	10.7	10.7
Total	26.1%	25.4%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
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
¹ In February 2024, the Company signed an early termination agreement to terminate Allstate's lease as of May 31, 2024 in exchange for a termination fee of $2,400 which was fully paid in March 2024. The termination fee was recognized on a straight-line basis from the date the agreement was signed through the lease termination date. As of September 30, 2024, the Company has fully recognized the $2,400 termination fee income. Heritage Parkway was sold by the Company in February 2025.
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2025 and 2024 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2025	September 30, 2024
Performance Food Group, Inc. - Commerce Corner¹	13.3%	3.3%
FedEx Ground - Seattle East Industrial	12.9	13.6
Northrop Grumman Systems Inc. - Loudoun Gateway	10.6	10.8
Total	36.8%	27.7%
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Marketable securities—cost	$97	$93
Unrealized gains	29	31
Unrealized losses	(1)	(2)
Net unrealized gain	28	29
Marketable securities—fair value	$125	$122

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2025 and 2024, marketable securities sold generated proceeds of $21 and $15, respectively, resulting in gross realized gains of $2 and $1, respectively, and gross realized losses of $1 and $1, respectively. During the the nine months ended September 30, 2025 and 2024, marketable securities sold generated proceeds of $66 and $65, respectively, resulting in gross realized gains of $6 and $7, respectively, and gross realized losses of $6 and $3, respectively.

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

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent (“Wells Fargo”), and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; allocate the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The Company continued to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

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

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below) once the Borrower Base Value Trigger Date (described below) occurs; (c) require that the Company maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum revolving commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. Pursuant to the Fifth Amendment, the Borrowing Base Value Trigger Date occurred on September 18, 2025, the date both of the Palmetto Lakes and Hialeah II properties were released from the Wells Fargo Line of Credit. From and after the Borrowing Base Value Trigger Date, the Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

A wholly owned subsidiary of the Company that is a borrower under the Wells Fargo Line of Credit has entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with the Company or its advisor (the “Loudoun Sale”). The completion of the Loudoun Sale is subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which is subject to numerous conditions and may take a year or longer for the buyer to achieve. As such, the completion of the Loudoun Sale remains uncertain and the closing date likely would not occur until late 2026 or early 2027.

The “Loudoun Borrowing Base Value” is equal to (a) after September 18, 2025 but prior to June 1, 2026, $12,513; (b) thereafter until July 31, 2027, an amount equal to $12,513 as reduced on the first day of every calendar month from and after June 1, 2026 by $500, provided however that such monthly reduction of the Loudoun Borrowing Base Value would increase to $1,000 in the event the Loudoun Sale has been terminated prior to its completion; and (c) from and after August 1, 2027, zero.

In exchange for keeping Loudoun Gateway as part of the pool of properties upon which the Borrowing Base Value is determined, on August 25, 2025 the Company entered into the Amended and Restated Guaranty Agreement, under which the Company will provide, for a limited time, a full repayment guaranty rather than a limited guaranty (the "Guaranty"). The provisions relating to the full repayment guaranty will automatically terminate once either (a) Loudoun Gateway has been released from the Wells Fargo Line of Credit, or (b) the Loudoun Borrowing Base Value has been reduced to zero (the "Loudoun Release"). Upon the occurrence of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
Loudoun Release, the Guaranty will become a non-recourse limited guaranty. Upon entering into the Guaranty and until the Loudoun Release, the Company is not allowed to sell or transfer, but may encumber or finance under specified conditions, any of the following properties: Commerce Corner, The Glenn, Seattle East Industrial, Providence Square and The Flats at Carrs Hill (the "Significant Properties"). Upon the occurrence of the Loudoun Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

For the Revolving Commitment, as of September 30, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $80,035 and $92,981, respectively, and the borrowers' outstanding balance was $65,300 and $75,514, respectively. As of September 30, 2025 and December 31, 2024, the weighted average interest rate was 6.61% and 6.93%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. The Company was in compliance with all applicable financial covenants as of September 30, 2025.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2025 and December 31, 2024.

	Balance at
Lender	September 30, 2025	December 31, 2024
Wells Fargo/CIBC	$65,300	$75,514
Deduct: Deferred financing costs, less accumulated amortization	(1,023)	(809)
Line of credit, net	$64,277	$74,705

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2025 and December 31, 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,199	$16,468	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,386	6,485	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$188,925	$189,293
Deduct: Deferred financing costs, less accumulated amortization		(547)	(665)
Mortgage loans payable, net		$188,378	$188,628

The amount of the mortgage loan on Elston Plaza is approximately 55% of the appraised value of the property as of September 30, 2025. Accordingly, the Company believes it will be able to sell Elston Plaza or refinance the Elston Plaza mortgage loan on market terms prior to the loan maturity in July 2026. In the event the Company is unable to satisfactorily complete such sale or refinance, the Company expects that it will be able to sell other real estate investments or utilize available borrowing capacity under the Wells Fargo Line of Credit and available cash and cash equivalents in an amount sufficient to fully repay the mortgage loan prior to the scheduled maturity date. All mortgage loans are non-recourse to the Company and any outstanding balance could be settled through a deed in lieu.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$125
2026	16,246
2027	145
2028	137,369
2029	74,840
Thereafter	25,500
Total	$254,225

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
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed component	$558	$646	$1,724	$1,946
Performance component	—	—	—	—
	$558	$646	$1,724	$1,946

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

For the three months ended September 30, 2025 and 2024, RREEF America incurred $48 and $52 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2025 and 2024, RREEF America incurred $150 and $171 of reimbursable operating expenses and offering costs respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2025 and December 31, 2024, the Company had a payable to RREEF America of $66 and $52, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of September 30, 2025, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount is being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended September 30, 2025 and 2024, the Company amortized zero and $44, respectively, of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2025 and 2024, the Company amortized $79 and $141, respectively, of the discount on the Note to Affiliate into interest expense. As of September 30, 2025, the discount on the Note to Affiliate has been fully amortized.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of September 30, 2025 and December 31, 2024, the Company has accrued $96 and $111, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,448 and $17,015, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2025 and 2024, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling zero and $19, respectively. For the nine months ended September 30, 2025 and 2024, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling $15 and $35, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended September 30, 2025 and 2024, the Company did not reimburse the Dealer Manager for any such costs. For the nine months ended September 30, 2025 and 2024, the Dealer Manager incurred $3 and zero respectively, in such costs on behalf of the Company. As of September 30, 2025 and December 31, 2024, the Company had zero of such costs payable to the Dealer Manager which were included in Due to Affiliates on the consolidated balance sheets.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of September 30, 2025, estimated accrued Trailing Fees payable in the future of $1,454.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of September 30, 2025, estimated accrued Trailing Fees payable in the future of $5,578.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of September 30, 2025, estimated accrued Trailing Fees payable in the future of $8,476.
For the Fourth Public Offering, as of September 30, 2025, the Company had raised $25,849 in gross proceeds and incurred $3,105 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $940.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2025, total operating expenses of the Company were $4,611, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2025 and December 31, 2024, the Company owed its affiliates the following amounts:

	September 30, 2025	December 31, 2024
Reimbursable under the Advisory Agreement	$66	$52
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	180	205
Accrued Trailing Fees	16,544	17,126
Due to affiliates	$16,790	$17,383

Note to Affiliate	$5,383	$5,383
Unamortized discount	—	(79)
Note to Affiliate, net of unamortized discount	$5,383	$5,304

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
September 30, 2025
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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and nine months ended September 30, 2025, 3,399 and 16,713 Class T shares were converted to 3,432 and 16,858 Class N shares, respectively. For the three and nine months ended September 30, 2024, 14,487 and 43,116 Class T shares were converted to 14,590 and 43,461 Class N shares, respectively.

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

Stock Issuance

During the nine months ended September 30, 2025 and 2024, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	No. of shares	Amount	No. of shares	Amount
Class A Shares	—	$—	2,151	$30
Class D Shares	370,645	5,000	2,937	40
Class I Shares	312,015	4,175	195,334	2,679
Class M-I Shares	—	—	53,267	725
Class N Shares converted from Class T Shares, net	145	—	345	—
Class T Shares	—	—	—	—
Class T2 Shares	32,035	440	76,309	1,063
Total	714,840	$9,615	330,343	$4,537

There were no Class S Shares issued as of September 30, 2025.

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
September 30, 2025
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

Under the New SRP, redemptions requested for each month from January 2025 through September 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 55.3%, 50.1%, 19.0%, 28.6%, 32.5%, 17.0%, 37.8%, 45.7%, and 24.7% of the amount requested for the months January through September 2025, respectively.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)
During the three and nine months ended September 30, 2025 and 2024, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	179,736	$13.25	$2,382
Class I	355,444	13.36	4,749
Class T	—	—	—
Class D	243,124	13.38	3,254
Class N	20,677	13.32	276
Class M-I	8,666	13.25	115
Class T2	26,214	13.25	347

Nine Months Ended September 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	697,575	$13.32	$9,290
Class I	1,081,618	13.42	14,520
Class T	535	13.50	7
Class D	732,363	13.44	9,841
Class N	44,123	13.26	585
Class M-I	14,882	13.29	198
Class T2	29,956	13.26	397

Three Months Ended September 30, 2024	Shares	Weighted Average Share Price	Amount
Class A	123,903	$13.46	$1,668
Class I	502,368	13.56	6,812
Class T	261	13.56	4
Class D	248,602	13.59	3,378
Class N	27,533	13.48	371
Class M-I	45,272	13.48	610
Class T2	12,446	13.43	167

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
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

Equity-Based Compensation

The Company has in place an incentive compensation plan and an independent directors compensation plan (the “Compensation Plans”). The Compensation Plans were created to attract, retain and compensate highly-qualified individuals, who are not employees of the Company or any of its subsidiaries or affiliates, for service as members of the board by providing them with competitive compensation.

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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,613	$13.36	5,442	$13.78
Changes during the period:
Granted	—	—	5,613	13.36
Vested	—	—	(5,442)	13.78
Forfeited	—	—	—	—
Outstanding, end of period	5,613	13.36	5,613	13.36
Amount included in general and administrative expenses	$19		$56

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and nine months ended September 30, 2025 and 2024.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended September 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$4,484	$12,462	$49	$2,470	$806	$687	$970	$200
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$4,484	$12,462	$49	$2,470	$806	$687	$970	$200
Denominator - weighted average number of common shares outstanding	3,364,091	9,350,117	36,746	1,853,455	604,474	515,513	728,080	149,944
Basic and diluted net income per share:	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$4,412	$11,632	$51	$2,549	$746	$627	$882	$174
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$4,412	$11,632	$51	$2,549	$746	$627	$882	$174
Denominator - weighted average number of common shares outstanding	3,603,100	9,498,725	41,368	2,082,076	609,010	511,977	719,964	142,532
Basic and diluted income per share:	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(760)	$(1,986)	$(13)	$(459)	$(114)	$(100)	$(127)	$(14)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(760)	$(1,986)	$(13)	$(459)	$(114)	$(100)	$(127)	$(14)
Denominator - weighted average number of common shares outstanding	4,037,430	10,554,288	68,607	2,437,721	607,560	533,774	672,979	75,000
Basic and diluted loss per share:	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)	$(0.19)

	Nine Months Ended September 30, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(748)	$(1,955)	$(15)	$(461)	$(110)	$(98)	$(118)	$(14)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(748)	$(1,955)	$(15)	$(461)	$(110)	$(98)	$(118)	$(14)
Denominator - weighted average number of common shares outstanding	4,047,533	10,577,034	83,164	2,497,625	597,204	527,920	640,089	75,000
Basic and diluted net loss per share:	$(0.18)	$(0.18)	$(0.18)	$(0.19)	$(0.18)	$(0.18)	$(0.18)	$(0.18)

NOTE 12 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to distribute dividends each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. In addition, the Company must distribute 100% of its net realized capital gains to avoid paying income tax on any undistributed net realized capital gains. The Company expects that its board of directors will continue to declare distributions payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013. Distributions for each month are payable on the first business day following the record date. Any distributions reinvested by the stockholders in accordance with the Company's dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the first business day following the record date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Declared distribution amount per share, before adjustment for class-specific fees	$0.22485
Distributions paid or payable in cash	$2,068	$6,323
Distributions reinvested	1,357	4,314
Distributions declared	$3,425	$10,637
Class A Shares issued upon reinvestment	24,188	80,012
Class I Shares issued upon reinvestment	57,382	180,867
Class T Shares issued upon reinvestment	166	633
Class D Shares issued upon reinvestment	1,427	4,564
Class N Shares issued upon reinvestment	5,609	16,251
Class M-I Shares issued upon reinvestment	7,314	21,750
Class T2 Shares issued upon reinvestment	6,518	19,551

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Declared distribution amount per share, before adjustment for class-specific fees	$0.14991
Distributions paid or payable in cash	$1,411	$5,277
Distributions reinvested	1,176	5,192
Distributions declared	$2,587	$10,469
Class A Shares issued upon reinvestment	20,885	88,098
Class I Shares issued upon reinvestment	45,458	187,838
Class T Shares issued upon reinvestment	218	1,194
Class D Shares issued upon reinvestment	8,591	57,949
Class N Shares issued upon reinvestment	3,402	13,399
Class M-I Shares issued upon reinvestment	4,625	17,770
Class T2 Shares issued upon reinvestment	4,129	14,999

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Class A	$638	$2,055
Class I	1,933	5,890
Class T	7	23
Class D	419	1,396
Class N	136	410
Class M-I	115	344
Class T2	143	423
Class Z	34	96
Distributions declared	$3,425	$10,637

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Class A	$507	$2,048
Class I	1,442	5,829
Class T	9	44
Class D	360	1,496
Class N	90	356
Class M-I	79	316
Class T2	89	335
Class Z	11	45
Distributions declared	$2,587	$10,469

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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for each of the three months ended September 30, 2025 and 2024. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15 and $58 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 14 — SEGMENT INFORMATION

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

For the three and nine months ended September 30, 2025, the Company had two reportable segments: Real Estate Properties and Real Estate Equity Securities. For the three and nine months ended September 30, 2024, the Company had three reportable segments: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of September 30, 2025 and December 31, 2024 and net income (loss) for the three and nine months ended September 30, 2025 and 2024.

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2025	$354,636	$125	$354,761
Receivables	7,791	—	7,791
Deferred leasing costs	2,155	—	2,155
Prepaid and other assets	1,237	—	1,237
Subtotal	$365,819	$125	$365,944

Reconciliation to total assets of September 30, 2025
Carrying value per reportable segments			$365,944
Other assets			8,682
Total assets			$374,626

Carrying value as of December 31, 2024	$378,531	$122	$378,653
Receivables	6,490	—	6,490
Deferred leasing costs	1,870	—	1,870
Prepaid and other assets	1,196	—	1,196
Subtotal	$388,087	$122	$388,209

Reconciliation to total assets of December 31, 2024
Carrying value per reportable segments			$388,209
Other assets			9,777
Total assets			$397,986

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2025	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$10,195	$—	$—	$10,195
Investment income on marketable securities	—	1	—	1
Total revenues	10,195	1	—	10,196
Property operating expenses	(3,010)	—	—	(3,010)
Administration expenses	—	(6)	—	(6)
Net realized gain on sale of real estate	22,515	—	—	22,515
Net realized gain upon sale of marketable securities	—	1	—	1
Net unrealized change in fair value of investment in marketable securities	—	3	—	3
Operating income (loss) - segments	$29,700	$(1)	$—	$29,699

Three Months Ended September 30, 2024
Property related income	$8,815	$—	$—	$8,815
Investment income on marketable securities	—	1	—	1
Total revenues	8,815	1	—	8,816
Property operating expenses	(3,189)	—	—	(3,189)
Administration expenses	—	(4)	—	(4)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain upon partial sale of investment in CMBS Trust	—	—	1,856	1,856
Net unrealized change in fair value of investment in marketable securities	—	18	—	18
Change in net assets of consolidated CMBS trust	—	—	(1,856)	(1,856)
Operating income - segments	$3,425	$15	$—	$3,440

	Three Months Ended September 30,
Reconciliation to net income (loss)	2025	2024
Operating income - segments	$29,699	$3,440
Interest Income	26	57
General and administrative expenses	(537)	(589)
Advisory expenses	(558)	(646)
Depreciation	(2,515)	(2,403)
Amortization	(480)	(465)
Operating income (loss)	25,635	(606)
Interest expense	(3,507)	(2,967)
Net income (loss)	$22,128	$(3,573)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2025	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Property related income	$30,635	$—	$—	$30,635
Investment income on marketable securities	—	3	—	3
Total revenues	30,635	3	—	30,638
Property operating expenses	(9,434)	—	—	(9,434)
Administration expenses	—	(16)	—	(16)
Net realized gain on sale of real estate	22,424	—	—	22,424
Net unrealized change in fair value of investment in marketable securities	—	(1)	—	(1)
Operating income (loss) - segments	$43,625	$(14)	$—	$43,611

Nine Months Ended September 30, 2024
Property related income	$29,085	$—	$—	$29,085
Investment income on marketable securities	—	3	—	3
Total revenues	29,085	3	—	29,088
Property operating expenses	(9,143)	—	—	(9,143)
Administration expenses	—	(16)	—	(16)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain upon sale of marketable securities	—	4	—	4
Net realized gain upon partial sale of investment in CMBS Trust	—	—	2,321	2,321
Net unrealized change in fair value of investment in marketable securities	—	13	—	13
Change in net assets of consolidated CMBS trust	—	—	(1,474)	(1,474)
Operating income - segments	$17,741	$4	$847	$18,592

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2025
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30,
Reconciliation to net income (loss)	2025	2024
Operating income - segments	$43,611	$18,592
Interest Income	104	117
General and administrative expenses	(1,752)	(1,940)
Advisory expenses	(1,724)	(1,946)
Depreciation	(7,400)	(7,112)
Amortization	(1,399)	(1,773)
Operating income	31,440	5,938
Interest expense	(10,367)	(9,457)
Net income (loss)	$21,073	$(3,519)

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

NOTE 17 — SUBSEQUENT EVENTS

The Company has declared an additional distribution to all shareholders of common stock who owned shares as of the close of business on November 12, 2025 in the amount of $0.0900 per share for each share class. This distribution helps ensure that the Company distributes all of the net capital gains realized during the year ended December 31, 2025 from sales of its real estate investments. With respect to the year ended December 31, 2025, while the characterization of the distributions paid during such year will be finalized in early January 2026, the Company anticipates that the distributions for the year ended December 31, 2025 will be comprised of approximately 80% long-term capital gain and 20% return of capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2025. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website may be deemed material and are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2025, we owned 9 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of September 30, 2025, our weighted average remaining lease term for active leases was 6.7 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2025:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	25	98.9
Retail Total		442,591	43	98.0
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		611,222	3	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	94.6
The Glenn	Centennial, CO	274,688	306	94.8
Residential Total		410,584	444	94.7
Grand Total		1,566,412	47/444	97.8%

(1) Leased percentage is based on executed leases as of September 30, 2025, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2025, our real estate equity securities portfolio consisted of publicly-traded common stock of 27 REITs with a value of $125 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Market Outlook

In the third quarter of 2025, core real estate marked its fifth consecutive quarter of positive performance, delivering trailing annual total returns of 4.7% as measured by the National Property Index (“NPI”) published by the National Council of Real Estate Investment Fiduciaries (“NCREIF”) as of September 2025. Among the major property sectors, the retail sector led the trailing annual NPI at 7.0%, followed by the residential sector at 5.3% and the industrial sector 4.5%. Returns for the office sector were weak at 1.9% but positive for a third consecutive quarter.

In our view, outlook for real estate will be determined by four key performance pillars. From a macroeconomic perspective, the economy is an important driver of leasing activity per CBRE Econometric Advisors (“CBRE-EA”) as of September 2025, while interest rates largely dictate capitalization rates. From a microeconomic perspective, we believe that structural factors can lift or suppress demand beyond any impulse from the economy, which in turn is balanced against the forthcoming supply pipeline as discussed below.

The U.S. economy has defied policy uncertainty in our view. While job creation has slowed, according to the Bureau of Labor Statistics (“BLS”) in August 2025, U.S. gross domestic product (“GDP”) growth averaged an estimated 4% on an annualized basis in the middle two quarters of 2025, as reported by the Bureau of Economic Analysis (“BEA”) and the Federal Reserve Bank of Atlanta in August 2025. We believe that growth has been buoyed by artificial intelligence (“AI”). Information technology and data center investment jumped 23% year-over-year in the second quarter as reported by the BEA in June 2025, while an AI-fueled stock market rally has bolstered household wealth, as reported by the Federal Reserve in June 2025. The International Monetary Fund in October 2025 predicts that U.S. GDP growth will average 2% in 2025 and 2026, a pace that would provide moderate support to real estate demand.

Meanwhile, the Federal Reserve has cut its Fed Funds rate by 150 basis points (“bps”) since the spring of 2024, and its latest Summary of Economic Projections in October 2025 anticipates a further 75 bps reduction in the coming quarters. Historically, 10-year Treasury yields have moved directionally with the policy rate, according to the Federal Reserve as of September 2025. Nevertheless, consensus expectations as reported by Moody’s Analytics in October 2025, perhaps influenced by fiscal concerns, call for 10-year Treasuries to remain near current levels at around 4%. We believe that this scenario would also hold capitalization rates near current levels, neither inflating nor deflating real estate valuations.

Microeconomic factors are more categorically positive, in our view. A jump in home prices and interest rates since the pandemic has pushed the cost of buying an average home with a mortgage to 50% above that of renting, compared 20% above renting, on average over the past 20 years, as measured by comparison of data from the National Association of Realtors and the Census Bureau in June 2025. The significantly higher home mortgage cost should generate robust demand for rental housing as reported by CBRE-EA in June 2025. Retail properties are catering to Americans’ growing appetite for services, including health care and entertainment, as reported by the BEA in June 2025. Industrial demand as reported by CBRE-EA in June 2025 is suffering a momentary slowdown following an unsustainable COVID boom, exacerbated by tariff uncertainty; however, underlying support from e-commerce remains intact, growing at roughly double the pace of retail sales as reported by the Census Bureau in June 2025, and may be augmented by onshore manufacturing according to the BEA in June 2025. Finally, within the office sector, demand for space has outstripped employment for the past two years, suggesting that return-to-office mandates are supporting a nascent recovery, as reported by CBRE-EA in September 2025.

Structural demand across major real estate sectors meets a rapidly vanishing supply pipeline, in our view. In the third quarter of 2025, construction starts, weighted across property sectors, as a share of inventory, on a trailing four-quarter basis, dropped to 2012 levels and continued to trend lower, based on data from CoStar and NCREIF in September 2025. This plunge as evidenced by this data implies modest new supply through at least mid-2027, in our view. We believe the pause may last much longer, with real estate valued at a discount to replacement cost on average, with variations across sectors and markets, based on data from NCREIF and Engineering News Record. This disparity might widen with the advent of tariffs, and thus in our view prices may need to rise substantially before many projects are viable.

In our view, the sum of these macro and micro economic factors is positive for the real estate outlook. We believe that a stable interest-rate environment will clear the path for an extended period of solid, if unspectacular, performance, as moderate economic growth, structural demand, and limited supply propel healthy rent and value gains. However, a macroeconomic surprise, via a recession or an interest rate spike, could dampen the outlook, but at the very least, supportive microeconomic factors through structural demand and limited supply should cushion the blow.

Results of Operations

As of September 30, 2025, we owned 9 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues
Property related income	$10,195	$8,815	$1,380	$30,635	$29,085	$1,550
Interest income	26	57	(31)	104	117	(13)
Investment income on marketable securities	1	1	—	3	3	—
Total revenues	10,222	8,873	1,349	30,742	29,205	1,537
Expenses
General and administrative expenses	543	593	(50)	1,768	1,956	(188)
Property operating expenses	3,010	3,189	(179)	9,434	9,143	291
Advisory fees	558	646	(88)	1,724	1,946	(222)
Provision for impairment of real estate	—	2,201	(2,201)	—	2,201	(2,201)
Depreciation	2,515	2,403	112	7,400	7,112	288
Amortization	480	465	15	1,399	1,773	(374)
Total operating expenses	7,106	9,497	(2,391)	21,725	24,131	(2,406)
Net realized loss upon sale of real estate	22,515	—	22,515	22,424	—	22,424
Net realized gain upon sale of marketable securities	1	—	1	—	4	(4)
Net realized gain upon sale of investment in CMBS Trust	—	1,856	(1,856)	—	2,321	(2,321)
Net unrealized change in fair value of investment in marketable securities	3	18	(15)	(1)	13	(14)
Change in net assets of consolidated CMBS Trust	—	(1,856)	1,856	—	(1,474)	1,474
Operating income	25,635	(606)	26,241	31,440	5,938	25,502
Interest expense	(3,507)	(2,967)	(540)	(10,367)	(9,457)	(910)
Net income (loss)	$22,128	$(3,573)	$25,701	$21,073	$(3,519)	$24,592

Three and Nine Months Ended September 30, 2025 and 2024

Property Related Income

Our property related income for the three and nine months ended September 30, 2025 increased compared to the 2024 periods primarily due to increased base rent at Commerce Corner resulting from the October 2024 completion of the tenant expansion for Performance Food Group, Inc. Also contributing to the increase in the 2025 periods was (a) the new lease with Floor & Decor at Terra Nova Plaza which brought the property to 100% leased, (b) higher rents at Providence Square from new and renewed leases, and (c) higher rents at our student housing property, The Flats at Carrs Hill, resulting from some upgraded units. These increases were partially offset by decreased base rent at Heritage Parkway due to vacancy beginning in second quarter 2024 and subsequent disposition of the property on February 28, 2025 and decreased rents at The Glenn where additional supply recently came into the local market.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of September 30, 2025 and 2024, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $125 and $129, respectively. In considering market volatility as well as higher liquidity demands across the non-listed REIT industry in general, during the first quarter of 2023 we converted nearly all of our securities portfolio into cash. Our strategy to invest in a real estate securities portfolio has not changed, and we will look to increase our allocation to real estate securities as market conditions improve.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which generally are directors and officers insurance, audit fees, board of director compensation and legal costs. Compared to the three months ended September 30, 2024, the 2025 period saw lower legal expenses, fund administration costs, appraisal fees and professional fees. Compared to the nine months ended September 30, 2024, the 2025 period saw lower legal expenses, income tax, fund administration costs and professional fees.

Property Operating Expenses

Property operating expenses for the three months ended September 30, 2025 decreased from the 2024 period due to lower utility costs, legal costs and third party management fees, as well as the dispositions of Hialeah I in December 2024 and Heritage Parkway in February 2025, partially offset by higher repair and maintenance costs, marketing costs and landscaping. Property operating expenses for the nine months ended September 30, 2025 increased from the 2024 period due to higher real estate taxes, snow removal and marketing costs partially offset by lower utility costs as well as the aforementioned dispositions.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and nine months ended September 30, 2025 and 2024, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Provision for Impairment of Real Estate

During the three months ended September 30, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, we recognized an impairment charge totaling $2,201 for the three months ended September 30, 2024. There have been no impairments to our real estate investments for the three and nine months ended September 30, 2025.

Depreciation and Amortization

Depreciation increased for the three and nine months ended September 30, 2025 at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. This increase was partially offset by decreases for properties disposed since mid-2024. Amortization for the three months ended September 30, 2025 increased from the 2024 period due to higher lease commission amortization at Providence Square resulting from new or renewed leases. Amortization for the nine months ended September 30, 2025 decreased from the 2024 period primarily from Heritage Parkway due to its disposal as well as the full amortization of assets in the 2024 period related to the Allstate lease which was terminated in May 2024.

Sale of Real Estate

On February 28, 2025, we sold Heritage Parkway for $5,000, resulting in a net realized loss of $91.

On September 18, 2025, we sold Palmetto Lakes and Hialeah II for $27,800 and $8,850, respectively, resulting in net realized gains of $17,533 and $4,982, respectively.

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

Changes in Net Assets of CMBS Trust

In October 2022, we purchased an investment in CMBS securities issued through the CMBS Trust. Under GAAP, we were required to consolidate the entire CMBS Trust, because we had the power to direct certain activities of the CMBS Trust that could most significantly impact the overall performance of the CMBS Trust. In connection therewith, we elected to fair value the securities issued by the CMBS Trust. Further, we elected to present interest income and interest expense from the consolidated activities of the CMBS Trust, along with any unrealized gain or loss in fair value of our investment in the CMBS Trust, together as a single line item as changes in net assets of the consolidated CMBS Trust. For the three and nine months ended September 30, 2024 the decrease in net assets of the CMBS Trust represents a reversal of the unrealized gain which was converted to realized gain upon sale of the principal-only certificates in July 2024.

Interest Expense

The higher interest expense for the three and nine months ended September 30, 2025 compared to the 2024 periods was primarily due to a higher weighted average outstanding balance on the Wells Fargo Line of Credit, partially offset by a slightly lower weighted average interest rates and lower finance cost amortization. Our total outstanding loan balance as of September 30, 2025 consisted of 74% fixed rate loans and 26% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-

specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions have increased significantly since early 2022 in response to higher U.S. Treasury rates, higher inflation, tariffs, bank failures and war, among other economic concerns. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

Inflation

The increase in inflation since mid-2021, the impact of recent tariffs and economic policies, and the extent to which these trends continue, may have an impact on our property operating expenses. When the economy will see a reduction of inflation to historical averages remains subject to countless economic, regulatory and population driven variables.

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation, higher tariffs and higher interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation since the second quarter of 2021, contractual annual rent increases may not have been, and may not in the future be, sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2025:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$467,900	$28.73	$28.95	$29.02	$29.01	$28.77	$28.68	$28.60	$28.94
Investments in real estate equity securities (2)	125	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	12,466	0.77	0.77	0.77	0.77	0.77	0.76	0.76	0.77
Line of credit (4)	(65,300)	(4.01)	(4.04)	(4.05)	(4.05)	(4.02)	(4.00)	(3.99)	(4.04)
Mortgage loans payable (4)	(188,925)	(11.60)	(11.69)	(11.72)	(11.72)	(11.62)	(11.56)	(11.55)	(11.69)
Other liabilities, net (3)	(9,527)	(0.59)	(0.59)	(0.59)	(0.58)	(0.58)	(0.63)	(0.58)	(0.58)
Net asset value	$216,739	$13.31	$13.41	$13.44	$13.44	$13.33	$13.26	$13.25	$13.41
Note: No Class S shares were outstanding as of September 30, 2025.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of September 30, 2025, the value of our investments in real estate was approximately 7.2% more than their historical cost.

(2)  As of September 30, 2025, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of September 30, 2025, the value of our investments in real estate equity securities was approximately 28.9% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of September 30, 2025. This information will be provided for our office properties once we have at least two office properties in the portfolio.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.65%	6.61%
Industrial properties	7.06%	5.42%
Residential properties	7.00%	5.41%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of September 30, 2025.

	Discount Rate	Exit Capitalization Rate
Retail properties	1.9%	2.2%
Industrial properties	1.9%	2.7%
Residential properties	1.9%	2.7%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2025.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$83,510	$5.13	$5.16	$5.18	$5.18	$5.14	$5.11	$5.11	$5.16
Plus:
Unrealized gain on real estate investments (1)	31,619	1.94	1.96	1.96	1.96	1.94	1.94	1.93	1.96
Accumulated depreciation (2)	60,319	3.70	3.73	3.74	3.74	3.71	3.69	3.69	3.73
Accumulated amortization (2)	26,305	1.62	1.63	1.63	1.63	1.62	1.61	1.61	1.63
Deferred offering costs and expenses (3)	21,119	1.30	1.31	1.31	1.31	1.30	1.29	1.29	1.31
Less:
Deferred rent receivable (4)	(6,133)	(0.38)	(0.38)	(0.38)	(0.38)	(0.38)	(0.38)	(0.38)	(0.38)
Net asset value	$216,739	$13.31	$13.41	$13.44	$13.44	$13.33	$13.26	$13.25	$13.41
Note: No Class S shares were outstanding as of September 30, 2025.

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

(3) The deferred costs and expenses of $21,119 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,448 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,187 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation for (i) certain offering costs, (ii) performance fees and (iii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional events, such as the war in Ukraine, tariffs, government shutdowns, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

FFO

As defined by Nareit, the National Association of Real Estate Investment Trusts, FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as impairment write-downs of real estate investments and realized gains and losses on sales of certain real estate assets. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, impairment write-downs related to a material decline in the value of a real estate investment and realized gains and losses on sales of certain real estate assets (such as real property or real estate related debt investments) generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$22,128	$(3,573)	$21,073	$(3,519)
Real estate related depreciation	2,515	2,403	7,400	7,112
Real estate related amortization	480	465	1,399	1,773
Provision for impairment of real estate	—	2,201	—	2,201
Realized gain on sale of real estate	(22,515)	—	(22,424)	—
Net realized gain upon sale of investment in CMBS Trust	—	(1,856)	—	(2,321)
Nareit defined FFO	$2,608	$(360)	$7,448	$5,246
Straight line rents, net	(218)	82	(1,021)	(1,165)
Amortization of above- and below-market lease intangibles, net	(113)	(114)	(340)	(341)
Amortization of lease incentive	26	26	78	78
Net unrealized change in fair value of investment in marketable securities	(3)	(18)	1	(13)
Net unrealized change in fair value of investment in CMBS Trust	—	1,856	—	1,687
Amortization of restricted stock awards	19	19	56	57
Amortization of deferred financing costs	204	246	687	735
Amortization of discount on note to affiliate	—	44	79	141
AFFO	$2,523	$1,781	$6,988	$6,425

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of September 30, 2025, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $21,975.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated our secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; allocate the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. We continued to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

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

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below) once the Borrower Base Value Trigger Date (described below) occurs; (c) require us maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum revolving commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. Pursuant to the Fifth Amendment, the Borrowing Base Value Trigger Date occurred on September 18, 2025, the date both of the Palmetto Lakes and Hialeah II properties were released from the Wells Fargo Line of Credit. From and after the Borrowing Base Value Trigger Date, the Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

A wholly owned subsidiary of us that is a borrower under the Wells Fargo Line of Credit has entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with us or our advisor (the "Loudoun Sale"). The completion of the Loudoun Sale is subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which is subject to numerous conditions and may take a year or longer for the buyer to achieve. As such, the completion of the Loudoun Sale remains uncertain and the closing date likely would not occur until late 2026 or early 2027.

The “Loudoun Borrowing Base Value” is equal to (a) after September 18, 2025 but prior to June 1, 2026, $12,513; (b) thereafter until July 31, 2027, an amount equal to $12,513 as reduced on the first day of every calendar month from and after June 1, 2026 by $500, provided however that such monthly reduction of the Loudoun Borrowing Base Value would increase to $1,000 in the event the Loudoun Sale has been terminated prior to its completion; and (c) from and after August 1, 2027, zero.

In exchange for keeping Loudoun Gateway as part of the pool of properties upon which the Borrowing Base Value is determined, on August 25, 2025 we entered into the Amended and Restated Guaranty Agreement, under which we will provide, for a limited time, a full repayment guaranty rather than a limited guaranty (the "Guaranty"). The provisions relating to the full repayment guaranty will automatically terminate once either (a) Loudoun Gateway has been released from the Wells Fargo Line of Credit, or (b) the Loudoun Borrowing Base Value has been reduced to zero (the "Loudoun Release"). Upon the occurrence of the Loudoun Release, the Guaranty will become a non-recourse limited guaranty. Upon entering into the Guaranty and until the Loudoun Release, we are not allowed to sell or transfer, but may encumber or finance under specified conditions, any of the following properties: Commerce Corner, The Glenn, Seattle East Industrial, Providence Square and The Flats at Carrs Hill (the "Significant Properties"). Upon the occurrence of the Loudoun Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

For the Revolving Commitment, as of September 30, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $80,035 and $92,981, respectively, and the borrowers' outstanding balance was $65,300 and $75,514, respectively. As of September 30, 2025 and December 31, 2024, the weighted average interest rate was 6.61% and 6.93%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. As of September 30, 2025, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2025. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,199	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,386	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$188,925

The amount of the mortgage loan on Elston Plaza is approximately 55% of the appraised value of the property as of September 30, 2025. Accordingly, we believe we will be able to sell Elston Plaza or refinance the Elston Plaza mortgage loan on market terms prior to the loan maturity in July 2026. In the event we are unable to satisfactorily complete such sale or refinance, we expect that we will be able to sell other real estate investments or utilize available borrowing capacity under the Wells Fargo Line of Credit and available cash and cash equivalents in an amount sufficient to fully repay the mortgage loan prior to the scheduled maturity date.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$125
2026	16,246
2027	145
2028	137,369
2029	74,840
Thereafter	25,500
Total	$254,225

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2025, we owed $66 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through September 30, 2025, we raised $479,281 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2025, our total operating expenses (as defined in our charter) were $4,611, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2025 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of September 30, 2025, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2025 was $7,543 while cash flow provided by operating activities during the nine months ended September 30, 2024 was $6,281. The 2025 period was higher than the 2024 period primarily due to higher rents at Commerce Corner from the expanded lease with Performance Food Group that began in November 2024, and rents from the new lease with Floor & Decor at Terra Nova Plaza that started in late June 2025. These increases were partially offset by decreases related to higher deferred leasing costs for new leases and the 2024 one-time receipt of a termination fee from the Allstate Insurance Company lease termination at Heritage Parkway.

Cash flow provided by investing activities of $36,188 for the nine months ended September 30, 2025 was driven by the sale of Palmetto Lakes, Hialeah II and Heritage Parkway. These cash inflows were partially offset by improvements to our real estate investments. Cash flow provided by investing activities during the nine months ended September 30, 2024 was $14,715, which was driven by the sale of our investment in the CMBS Trust offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion.

Cash flow used in financing activities was $44,996 for the nine months ended September 30, 2025. We used the proceeds from the sales of Palmetto Lakes, Hialeah II and Heritage Parkway, along with capital raised in our offerings to reduce the outstanding balance on our Wells Fargo Line of Credit. Redemptions were funded primarily with funds borrowed from our Wells Fargo Line of Credit.

Cash flow used in financing activities was $17,588 for the nine months ended September 30, 2024. We used the proceeds from the sale of our investment in the CMBS trust capital raised in our offerings to make payments against our outstanding balance on the Wells Fargo Line of Credit. We borrowed from our Wells Fargo Line of Credit to pay redemptions and fund capital improvements for the Commerce Expansion.

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22485
Distributions paid or payable in cash	$2,068	$6,323
Distributions reinvested	1,357	4,314
Distributions declared	$3,425	$10,637

Net cash provided by Operating Activities:	$2,959	$7,543

Funds From Operations:	$2,608	$7,448

For the nine months ended September 30, 2025, our distributions were covered 70.9% by cash flow from operations and 29.1% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

REIT Compliance and Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In addition, we must distribute 100% of our net realized capital gains to avoid paying income tax on any undistributed net realized capital gains. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of September 30, 2025, we had $65,300 outstanding under our Wells Fargo line of credit bearing interest at approximately 6.61%, representing approximately a 68.2% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $327 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, government shutdowns, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2025, we owned marketable securities with a value of $125. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2025 would result in a change of $12 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2025, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended September 30, 2025.

Share Redemption Plan

Pursuant to our share redemption plan ("SRP") as adopted by our board of directors, stockholders of the Company may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

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

Under the SRP, redemptions requested for each month from July 2025 through September 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 37.8%, 45.7%, and

24.7% of the amount requested for the months of July through September 2025, respectively. The following table sets forth information regarding redemptions of shares of our common stock by month under the SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2025	336,683	$13.21	336,683	(1)
August 1 - August 31, 2025	330,809	13.45	330,809	(1)
September 1 - September 30, 2025	166,369	13.38	166,369	(1)
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

Date: November 13, 2025