Form 10-K
period 2025-12-31
RREEF Property Trust, Inc.
filed 2026-03-06
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________

Form 10-K
_____________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

There is no established market for the registrant's shares of common stock; therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. As of March 3, 2026, the registrant had 3,119,006 shares of Class A common stock, $.01 par value, outstanding, 8,524,478 shares of Class I common stock, $.01 par value, outstanding, 13,079 shares of Class T common stock, $.01 par value, outstanding, 1,492,990 shares of Class D common stock, $.01 par value, outstanding, 568,403 shares of Class N common stock, $.01 par value, outstanding, 511,992 shares of Class M-I common stock, $.01 par value, outstanding, 648,694 shares of Class T2 common stock, $.01 par value, outstanding, 1,365,629 shares of Class Z common stock, $.01 par value, outstanding and no Class S shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this annual report.

RREEF PROPERTY TRUST, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
•Our ability to redeem shares may be limited, and our board of directors may modify or suspend our redemption plan at any time. Since December 2022, we have consistently received share redemption requests in excess of our monthly and/or quarterly limitations, and we may continue to receive redemption requests in excess of our monthly and/or quarterly limitations in the future.
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
•We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions and fulfill redemption requests.
•Our properties face significant competition.
•We rely on third-party property managers and leasing agents.
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

General Description of Business

RREEF Property Trust, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on February 7, 2012 and qualified to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2013. We invest in a diversified portfolio of high quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties, and we may also invest in self storage properties. Although we intend to invest primarily in real estate properties, we also invest in common and preferred stock of publicly traded REITs and other real estate companies, which we refer to as real estate equity securities, and invest in debt backed principally by real estate, such as senior mortgage loans, subordinated mortgage loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which we refer to as real estate loans. We refer to real estate equity securities and real estate loans collectively as “real estate-related assets.” We seek geographic diversification of our property portfolio and for the properties underlying our investments in real estate-related assets principally in major metropolitan areas that we consider target and investable markets throughout the United States. As of December 31, 2025, we owned 9 properties, located in seven states, comprising 1,566,412 rentable square feet. As of December 31, 2025, these properties were 98% leased. As of December 31, 2025, we owned a real estate securities portfolio with a fair value of $123. As of December 31, 2025, we did not own any real estate loan investments.

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
Our Offerings
We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the "Initial Public Offering"). Our second public offering commenced on July 12, 2016, through which we raised $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the "Third Public Offering"). On August 10, 2023, our fourth public offering commenced (the "Fourth Public Offering"), through which we have raised $28,080 as of December 31, 2025. We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T and Class T2 common stock.

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

Headquartered in New York, our advisor has been acquiring and managing real estate investments in the United States since 1975. As of December 31, 2025, our advisor managed approximately $30.3 billion in real property in the Americas comprised of 315 properties and approximately 102.2 million square feet. Our advisor will utilize the personnel and resources of DWS’s real estate investment business as appropriate in performing services for us.

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
We believe that execution of our strategy to include U.S. real estate equity securities in our overall investment portfolio will be greatly enhanced due to the expertise that our advisor provides to us through its access to the in-house real estate equity securities platform of DWS’s real estate investment business ("DWS Real Estate Securities"). As of December 31, 2025, the DWS Real Estate Securities team manages approximately $9.1 billion of real estate securities globally, making DWS one of the largest managers of actively managed listed real estate securities in the world. The investment approach of DWS Real Estate Securities focuses on active stock selection by local investment teams with a global top-down overlay of strategic allocation and risk management. The importance of underlying real estate fundamentals is emphasized in the selection and valuation of stocks.
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
Sustainability

Sustainability risk means an event or condition, that, if it occurs, could potentially or actually cause a negative material impact on the value of our investments and our NAV. It is part of the real estate investment decision-

making process to take sustainability risks into account. See Item 1A—“Risk Factors—Risks Related to Sustainability—We are subject to sustainability risks that may affect the performance of our investment portfolio.” Our advisor identifies and assesses relevant sustainability risks during the due diligence phase of each prospective acquisition. Sustainability risks are also taken into account in the analysis of issuers when making investment decisions for our real estate equity securities portfolio. When making investment decisions, the DWS Real Estate Securities team considers relevant sustainability factors from both external and internal data. Once an asset has been acquired, the DWS Real Estate Securities team monitors sustainability risks on a regular basis. Sustainability risks can in various ways have a significant impact on the market value of a property and other assets. If left unmanaged, sustainability risks may lead to a significant negative impact on the capital invested by investors.

DWS takes a fiduciary-led approach to the sustainability aspects and sustainability performance in private real estate investment management, defining a range of operations between sustainability and financial risk boundaries. The sustainability risk boundary relates to the risk of inaction which could result in negative impacts on sustainability and, often, financial performance of the asset or portfolio. The financial risk boundary relates to the negative effects of inappropriate actions (e.g., ill-timed, or too extensive) on achievement of investment objectives.

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

DWS seeks to assess and verify performance of the sustainability themes on assets and portfolios, as well as on DWS’s asset management processes, utilizing, as feasible and applicable, well-established third-party ratings, certifications, and benchmarks such as, Carbon Risk Real Estate Monitor North America (“CRREM NA”), Energy Star, Building Research Establishment Environmental Assessment Method (“BREEAM”), Leadership in Energy and Environmental Design (“LEED”), Global Real Estate Sustainability Benchmark (“GRESB”), Energy Performance Certificates ("EPCs") and Principles for Responsible Investment (“PRI”).

The investment process comprises three phases: acquisition, management and disposition. Risks and opportunities related to the sustainability aspects are important elements of consideration in each phase.

A sustainability due diligence process is completed prior to acquisition for all new assets. The diligence is delivered through two screening phases, initial and advanced screening, addressing three types of aspects:

a.Transitional, such as energy efficiency of buildings to meet regulatory requirements;.
b.Physical, such as flood risk and water stress;.
c.Social norms, such as sustainability rating for health and wellbeing;
d.Governance, such as third-party risk rating of a debt sponsor

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

An asset’s sustainability performance, certification status and risk status are all considered during the disposition process, using the same criteria as used for due diligence assessment at the time of acquisition. The findings are included in presentations to the Americas Investment Committee for disposition consideration.

Our advisor reserves the right to modify its investment process and portfolio risk management from time-to-time.
Borrowing Policies
We use moderate financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a more diversified portfolio. Our target leverage ratio after stabilization is in the range of 50% of our gross assets, inclusive of property-level and entity-level debt. During our pre-stabilization period, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our operating partnership. In an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our offerings, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. Since May 1, 2013, we have had a revolving secured line of credit with available borrowing capacity at all times. Our current revolving secured line of credit matures in April 2028. Borrowings under our line of credit may be used not only to redeem shares, but also to fund acquisitions or for any other corporate purpose.
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
Competition
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. We may also face competition from real estate programs sponsored by our advisor. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the non-listed REIT industry has developed and matured, the number of entities and the amount of funds competing for suitable investments has increased, and may continue to increase.
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
Concentration of Credit Risk
As of December 31, 2025 and 2024, we had cash on deposit at multiple financial institutions in excess of federally insured levels. We limit significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, we believe that we are not exposed to any significant credit risk on our cash deposits.
As of December 31, 2025, 2024 and 2023, we owned 9, 12 and 13 properties, respectively, diversified across property sector and geography. Percentages of property related income by property and tenant representing more than 10% of our total property related income for the years ended December 31, 2025, 2024 and 2023 are shown below.

	Percent of property related income
Property	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
The Glenn, Centennial, CO	18.0%	19.6%	19.0%
Commerce Corner, Logan Township, NJ¹	17.7	7.6	5.1
Providence Square, Marietta, GA	11.9	11.9	11.3
The Flats at Carrs Hill, Athens, GA	11.7	11.6	9.9
Seattle East Industrial, Redmond, WA	10.9	11.2	10.4
Total	70.2%	61.9%	55.7%

	Percent of property related income
Tenant	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Performance Food Group, Inc - Commerce Corner¹	15.0%	5.6%	3.3%
FedEx Ground - Seattle East Industrial	10.8	11.2	10.4
Total	25.8%	16.8%	13.7%
Our tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2025, 2024 and 2023 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2025	December 31, 2024	December 31, 2023
Performance Food Group, Inc. - Commerce Corner¹	13.7%	12.9%	3.1%
FedEx Ground - Seattle East Industrial	12.9	12.6	13.3
Northrop Grumman Systems Inc. - Loudoun Gateway	10.5	10.0	10.3
Total	37.1%	35.5%	26.7%
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
Since our inception in 2012, as a consequence of recognizing depreciation and amortization in connection with the properties we own, we have experienced net losses (calculated in accordance with GAAP) for most fiscal years, which have contributed to our accumulated deficit of $106,721 as of December 31, 2025. The extent of our future operating losses and the timing of when we will achieve profitability are highly uncertain, and we may never achieve or sustain profitability.

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
There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, redemption of shares by us will likely be the only way for you to dispose of your shares and such redemptions are limited by the share redemption plan. The redemption price for your shares is based on the net asset value of our shares and not based on the price at which you initially purchased your shares. Subject to limited exceptions, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of their purchase date will be subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share redemption plan.

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

The total amount of shares that we will redeem in any month will be limited to common stock of all classes of shares whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and, in any calendar quarter, is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. For the avoidance of doubt, both of these limits are assessed each month in a calendar quarter. Since December 2022, we have consistently received share redemption requests in excess of our 2% monthly limit and/or 5% quarterly limits, as applicable, and we may in the future receive redemption requests in excess of the monthly and quarterly limitations. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. If the full amount of all shares of our common stock requested to be redeemed as of any given month are not redeemed, shares submitted for redemption during such month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month.
The majority of our assets consists of properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may determine to repurchase fewer shares than otherwise would have been permitted pursuant to our share redemption plan, or none at all. In addition, our board of directors may modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Upon suspension of our share redemption plan, the board of directors must affirmatively authorize the recommencement of the plan before stockholder requests will be considered again. Because our board of directors is not required to authorize the recommencement of the share redemption plan within any specified period of time, our board of directors may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares redeemed by us may be limited and at times you may not be able to liquidate your investment.
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
We have entered into an expense support agreement with our advisor. We owe our advisor $5,383 under the expense support agreement as of December 31, 2025. We or our advisor may terminate the expense support agreement at any time, without penalty, upon 30 days’ notice. If our advisor terminates the expense support agreement, we must then reimburse our advisor for all current unreimbursed expense payments on a quarterly basis as provided in the expense support agreement. If we terminate the expense support agreement, we must reimburse our advisor for all current unreimbursed expense payments within 30 days after such termination. At our discretion, such reimbursement may be in the form of cash, a non-interest bearing promissory note with equal monthly principal payments over a term of no more than five years, or any combination thereof.
We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our organizational documents permit us to pay distributions from any source. While our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. We have used, and likely will continue to use, proceeds of our offerings, cash flows from operations, which was previously supported by expenses incurred by our advisor pursuant to the expense support agreement with our advisor, and other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources. For the year ended December 31, 2025, our distributions were covered 58.0% by cash flow from operations and 42.0% by borrowings. The payment of distributions from sources other than cash flow from operations may be dilutive because it may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of additional borrowed funds. Using borrowings to fund our distributions would result in a liability to us, which would require a future repayment. The ultimate repayment of any liabilities incurred to fund distributions could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investment in our shares.
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
The calculation of our daily NAV per share, which is performed by BNY under the supervision of our advisor, is based in part on estimates of the values of each of our properties provided periodically by our independent valuation advisor and other independent third-party appraisal firms in individual appraisal reports in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share on any given day may not fully reflect any or all changes in value that may have occurred since the most recent valuation. Our advisor reviews appraisal reports and monitors our properties and real estate-related assets, and is responsible for notifying the independent valuation advisor of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-

related assets or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property, or a global or national economic event (including the economic impact of a pandemic, supply chain disruptions, inflation, interest rates, labor shortages, wage increases and the ongoing conflict between Russia and Ukraine) may cause the value of one or more of our properties to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.
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
Our advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated by BNY under the supervision of our advisor.
Our advisor is paid a fee for its services based on our daily NAV, which is calculated by BNY under the supervision of our advisor in accordance with our valuation guidelines. The calculation of our NAV includes certain subjective judgments of our advisor with respect to estimating, for example, our accrued expenses, daily net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our shares may be worth less than their purchase price.
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
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Our board of directors has adopted a resolution not to approve the issuance of any shares of preferred or common stock which possess voting rights superior to those provided to any class of common stock under our charter; provided, however, that the holders of preferred stock may be entitled to elect up to three members of the board of directors without the approval of the holders of common stock; and provided, further, that a majority of the members of the board of directors shall be elected by holders of common stock. Thus, subject to the provisions of our charter and any applicable laws or regulations, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.
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
We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions and fulfill redemption requests.
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
We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. In addition, as the non-listed REIT industry develops and matures, the number of entities and the amount of funds competing for suitable investments has increased. In addition to third-party competitors, other programs sponsored by our advisor have raised additional capital and are seeking investment opportunities under our sponsor’s allocation policy. Furthermore, rapid advances in artificial intelligence may intensify competition and disrupt traditional operating models, creating pressures and operational uncertainties across industries. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.
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
We previously invested and may again invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans and typically are in a first-loss position relative to other tranches of the same securitization. Non-investment grade ratings for these securities typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity or make interest payments as required by the underlying loans, our revenues will decrease. If negative economic trends impact the real estate market, borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.
We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
As of December 31, 2025, our portfolio of real estate-related assets includes publicly traded common stock of 30 REITs with a fair value of $123, and previously included, and in the future may include, real estate loan investments. In the future, we may also purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The real estate loans we may purchase may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.
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
We are organized and operated in a manner intended to qualify to be taxed as a REIT for U.S. federal income tax purposes. We first elected REIT status for our taxable year that ended December 31, 2013. Our on-going qualification to be taxed as a REIT will depend upon our ability to meet on-going requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code of 1986, as amended, or the Code. Our legal counsel does not review our compliance with the REIT qualification standards on an ongoing basis. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification to be taxed as a REIT. If the IRS determines that we failed to qualify to be taxed as a REIT for any year(s), we will be subject to serious tax consequences:
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. The One Big Beautiful Bill Act, which was signed into law on July 4, 2025, made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the One Big Beautiful Bill Act permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possibly with retroactive effect, by legislative, administrative or judicial action at any time.
Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate and real estate related debt to be treated for U.S. federal income tax purposes as a "C" corporation rather than as a REIT. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

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
To maintain our status as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than securities that are qualifying assets for purposes of the 75% asset test and securities of our taxable REIT subsidiaries) can consist of the securities of any one issuer, and no more than 25% (or 20% for taxable years beginning after December 31, 2017, and ending on or before December 31, 2025) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Finally, no more than 25% of the value of our assets may consist of debt instruments that are (a) issued by “publicly offered REITs” and (b) would not otherwise be treated as qualified real estate assets. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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
Gains from the disposition of stock in a REIT that is “domestically controlled” generally are not subject to federal income tax. A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as or that we will remain a domestically controlled REIT. If we were to fail to qualify as domestically controlled, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock (including repurchases treated as sales or exchanges) would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock. Even if we are domestically controlled, distributions by us that are attributable to gains from distributions of USRPIs generally will be subject to FIRPTA tax unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied. However, our shares are not listed on an exchange and we have no current plans to list our shares. FIRPTA gains must be reported on U.S. federal income tax returns, and special withholding rules apply to FIRPTA transactions. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.
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
Section 163(j) of the Code may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year (subject to adjustment for inflation) during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back certain items including items of non-business income and expense, business interest income and business interest expense, net operating losses, any deductions for “qualified business income,” and any deductions for depreciation, amortization, or depletion. A taxpayer that is exempt from the interest expense limitation as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense will apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.
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

The maximum U.S. federal income tax rate for “qualified dividend income” payable by U.S. corporations to individual U.S. stockholders currently is 20% (excluding the 3.8% Medicare tax). Dividends payable by REITs that are not designated as capital gain dividends or qualified dividend income generally are not eligible for the reduced rates applicable to qualified dividend income and generally are taxed at ordinary income tax rates. However, qualified REIT dividends received by non-corporate stockholders are taxed at reduced rates. Specifically, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends, subject to certain limitations. Nevertheless, non-corporate investors may perceive investments in REITs to be relatively less attractive than investments in the stocks of other corporations whose dividends are taxed at the lower rates as qualified dividend income.
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

Sustainability risk means an event or condition, that, if it occurs, could potentially or actually cause a negative material impact on the value of our investments and our NAV. Sustainability risk can either represent a risk on its own or have an impact on other risks and contribute significantly to the risk, such as market risks, liquidity risks or operational risks.

With regards to the sustainability event or condition, real estate could be severely damaged or destroyed by physical climate risks, that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels).

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

Economic events affecting the U.S. economy, such as the negative performance of the investment real estate sector and the turbulence in the stock markets related to pandemics, tariffs and other trade policies, inflation, higher interest rates or global or national events that are beyond our control (including wars, terrorist acts or security operations, such as the ongoing conflict between Russia and Ukraine), could cause our stockholders to seek to sell their shares to us pursuant to our share redemption plan. The total amount of redemptions in any month will be limited to common stock of all classes whose aggregate value (based on the redemption price per share on the date of the redemption) is equal to 2% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter and in any calendar quarter, is equal to 5% of our combined NAV for all classes of stock as of the last day of the previous calendar quarter. Since December 2022, we have consistently received share redemption requests during each quarter in excess of 5% of our NAV, and we may in the future continue to receive share redemption requests in excess of the monthly and quarterly limitations. Further, our board of directors has in the past made changes to the limitations in our share redemption plan and may in the future make changes to such redemption limitations (or repurchase fewer shares than such redemption limitations), or modify or suspend our share redemption plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. Even if we decide to satisfy all resulting redemption requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive and reasonably stable level of current income, could be materially adversely affected.

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

Cybersecurity threats are mainly related to the risk of breaches in confidentiality, integrity, or availability of its or its clients’ information, which includes breaches of the security of third-party computer systems. Breaches can occur due to unauthorized access to networks or resources, the introduction of computer viruses or malware, or other forms of cybersecurity attacks or incidents, including regulatory, geopolitical, operational, and third-party risk. Additionally, the risk of cybersecurity incidents may be heightened by the increased prevalence and use of artificial intelligence and machine-learning technology.

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

Deutsche Bank Group experienced attacks on computer systems, including attacks aimed at obtaining unauthorized access to confidential company or client information, damaging, or interfering with company data, resources, or business activities, or otherwise exploiting vulnerabilities in its infrastructure, including attacks that occurred at some of Deutsche Bank Group third-party providers. None of such attacks affected us. In 2025, neither we nor Deutsche Bank Group experienced any material effect on its business strategy, results of operations, or financial condition as a result of an information security incident, including an attempted cyberattack. Deutsche Bank Group expects to continue to be the target of such attacks in the future and may not be able to effectively anticipate or prevent more material attacks from occurring in the future.

As a result, cyberattacks could lead to technology failures, security breaches, unauthorized access, unavailability of services, data loss, data destruction, and the inaccessibility of data and/or systems. This includes internal and third-parties information technology systems. A successful cyberattack could have a significant negative impact on us or Deutsche Bank Group that may result in the disclosure or misuse of client as well as proprietary information, damage to or inability to access information technology systems, financial losses, remediation costs (such as for investigation and reestablishing services), increased cybersecurity costs (such as for additional personnel, technology, or third-party vendors), personal data breach notification obligations, reputational damage, client dissatisfaction and potential regulatory penalties or litigation exposure. In addition, any breach in the data security measures employed by the third-party vendors upon which we rely, such as our transfer agent and BNY, could also result in the improper disclosure of personally identifiable information.

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

During past administrations, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. As China is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to price increases and supply chain issues for materials used in real estate construction. Recently, shifts in U.S. trade policy, including new or increased tariffs and uncertainty surrounding existing international trade agreements, have contributed to heightened volatility in global markets and economic conditions. Such uncertainty can influence business activity and supply chains, which may adversely affect general market performance and our operations. Changes in tariffs and trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, solar panels and other construction equipment, which could have a material adverse effect on our business, financial condition and results of operations.

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

Deutsche Bank’s Chief Security Officer has served in various information security roles for more than 20 years. This includes the role as global Chief Information Security Officer (“CISO”) / CSO for three different large European financial institutions and a partner position in a global strategy and consulting firm, leading security work for financial service clients. The Chief Security Officer is supported by information security role holders at various seniority levels to help ensure that security requirements are met from a regional, divisional, and technical perspective.

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

Information security risk is managed as an operational risk under the operational risk management framework of Deutsche Bank Group. The Chief Security Office, in its responsibility as the first line of defense, executes against the operational risk management framework and leverages its various instruments whereas the operational risk management as the second line of defense provides oversight, review, and challenge. Accordingly, part of the operational risk committee’s remit is to oversee and govern Deutsche Bank Group’s cybersecurity risk profile, remediation programs and risk tolerance. Should a cybersecurity incident occur, Deutsche Bank Group has an established protocol for communicating such incident to the divisions of Deutsche Bank Group that may be impacted, including chief security officers and division heads. Those personnel in turn will notify potentially affected groups further downstream as applicable, including down to us if any our or our stockholders' information may be at risk.

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

Deutsche Bank Group employs a variety of mechanisms to self-identify areas for improvements and control enhancements. These encompass comprehensive security testing including red teaming and threat-led penetration testing, security problem management, and lessons learned. The effectiveness of Deutsche Bank Group´s overall information security program is evaluated on a regular basis by third-party organizations which include external auditors, regulators and security testing organizations.

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

ITEM 2. PROPERTIES

As of December 31, 2025, we owned 9 properties comprising 1,566,412 rentable square feet, diversified across geography and sector. Three of the 9 properties were encumbered by our secured revolving credit facility, under which we had a total outstanding balance of $78,300 as of December 31, 2025. Each of the remaining properties were encumbered by separate property-specific loans with a total outstanding balance of $188,800 as of December 31, 2025.

Property Statistics
The following table sets forth certain additional information about the properties we owned as of December 31, 2025:

Property	Location	Rentable Square Feet	Number of Leases/Units	Acquisition Date	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	December 21, 2015	100.0
Office Total		102,015	1		100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	December 18, 2013	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	October 2, 2014	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	December 31, 2018	97.3
Providence Square(4)	Marietta, GA	222,805	26	September 16, 2019	99.3
Retail Total		442,591	44		98.3
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	April 11, 2014	100.0
Seattle East Industrial	Redmond, WA	210,321	1	December 17, 2019	100.0
Industrial Total		611,222	3		100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	September 30, 2015	96.5
The Glenn	Centennial, CO	274,688	306	November 19, 2021	93.4
Residential Total		410,584	444		94.4
Grand Total		1,566,412	48/444		97.8%
____________
(1) Leased percentage is based on executed leases as of December 31, 2025 (including those which have not taken effect as of December 31, 2025), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Lease Expiration Table

The following table summarizes the lease expirations for each of the next ten years and thereafter for leases in effect at the commercial properties we owned as of December 31, 2025. The table does not include any of the leases from our residential properties, totaling approximately $11,559 in annualized base rent as of December 31, 2025. As of December 31, 2025, the weighted average remaining lease term for active leases at our commercial properties based on rentable square footage was 6.5 years.

Year of Expiration	Number of Leases Expiring	Total Expiring Square Feet	Percent of Portfolio Square Feet Expiring	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue Expiring
2026	4	21,874	1.9%	$582	2.8%
2027	5	117,740	10.2	1,806	8.7
2028	11	349,757	30.4	6,019	29.0
2029	5	110,030	9.6	874	4.2
2030	8	121,970	10.6	4,036	19.5
2031	2	7,862	0.7	208	1.0
2032	1	28,914	2.5	420	2.0
2033	1	1,050	0.1	36	0.2
2034	2	13,165	1.1	502	2.4
2035	4	5,956	0.5	229	1.1
Thereafter	5	370,740	32.4	6,020	29.1
Total	48	1,149,058	100.0%	$20,732	100.0%
____________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2025.

Tenant Information
The following table describes the tenants with leases in effect at our commercial properties as of December 31, 2025. The table does not include any of the leases from our residential properties, totaling approximately $11,559 in annualized base rent as of December 31, 2025.

Tenant	Square Feet	Percent of Total Portfolio Square Feet	Annualized Rental Revenue (1)	Percent of Portfolio Annualized Rental Revenue	Lease Expiration
Performance Food Group	300,618	26.2%	$4,335	20.9%	Oct 2039
FedEx Ground Package System, Inc.	210,321	18.3	4,085	19.7	Jul 2028
Northrop Grumman Systems Corporation(2)	102,015	8.9	3,339	16.1	Feb 2030
Dick's Sporting Goods(3)	44,477	3.9	1,027	5.0	Feb 2027
Floor and Decor Outlets of America, Inc.	51,637	4.5	852	4.1	Jun 2040
Home Depot	67,613	5.9	627	3.0	Jun 2027
Jewel-Osco	55,024	4.8	598	2.9	Sep 2028
TJX Companies	54,809	4.8	540	2.6	Jan 2028
Mission Produce	100,283	8.7	525	2.5	Jan 2029
Walgreen Co.	12,674	1.1	490	2.4	Mar 2037
Sprouts Farmers Market	28,914	2.5	420	2.0	Jan 2032
Chase Bank	4,860	0.4	346	1.7	May 2039
O'Reilly Auto Parts(4)	10,010	0.9	266	1.3	May 2026
Three Chicks, LLC	2,800	0.2	263	1.3	Mar 2034
GSRE, LLC	10,365	0.9	239	1.2	Nov 2034
Subtotal - Top 15 Tenants by Annualized Rental Revenue	1,056,420	92.0%	17,952	86.7%
Remaining 33 tenants	92,638	8.0	2,780	13.3	May 2026 - Jun 2040
Total	1,149,058	100.0%	$20,732	100.0%
________________
(1) Annualized Rental Revenue represents the annualized monthly base rent of executed leases that were in effect as of December 31, 2025.
(2) Northrop Grumman leases 100% of Loudoun Gateway and has a termination option exercisable at its discretion to be effective on a date of its choice between September 2027 and August 2028 by providing at least six months prior notice.
(3) In February 2026, Dick's Sporting Goods exercised its renewal option, thereby extending the lease maturity to February 2032.
(4) In January 2026, O'Reilly Auto Parts signed a lease renewal that extended the lease maturity to May 2031.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2025, there were no material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sales of Unregistered Securities

We did not sell any unregistered shares during the three months ended December 31, 2025.

Sales of Registered Securities

On August 10, 2023, our Third Public Offering terminated and the SEC declared effective our Fourth Registration Statement on Form S-11 (File No. 333-268995), and we commenced our Fourth Public Offering. Pursuant to the Fourth Public Offering, we are offering for sale up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class S, Class T, Class T2 or Class N.

For our Fourth Public Offering, through December 31, 2025, the ratio of the cost of raising capital to capital raised was approximately 8.5%, excluding estimated trailing fees payable in the future.

The per share price for each class of common stock sold in our offerings equals the daily NAV per share for such class, plus, for Class A, Class S and Class T2 shares only, applicable selling commissions. No public market currently exists for any class of our shares of common stock, and we currently have no plans to list any class of our shares on a national securities exchange. As of March 5, 2026, there were approximately 556, 1,722, 8, 112, 185, 137, 23 and two stockholders of record for the Class A, Class I, Class T, Class N, Class M-I, Class T2, Class D and Class Z shares, respectively, and no stockholders of record for the Class S shares of our common stock.

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

Pursuant to the terms of our Former SRP, as the quarterly redemption limitation was reached on the third business day of the quarter ending March 31, 2024, redemption requests during the quarter ending June 30, 2024 were satisfied on a stockholder by stockholder basis (referred to as the per stockholder allocation), instead of a first-come, first-served basis. Pursuant to the per stockholder allocation, each of our stockholders were allowed to request redemption at any time during the quarter ending June 30, 2024, via one or more requests, of a total number of shares that in the aggregate did not exceed 5% of the shares of common stock the stockholder held as of March 31, 2024.

On June 21, 2024, our board of directors amended our share redemption plan, effective July 1, 2024 (the "New SRP"). Pursuant to the New SRP, stockholders may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website and include it in a prospectus supplement filed with the SEC. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

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

The following table sets forth information regarding redemptions of shares of our common stock by month under the New SRP. Pursuant to the New SRP, redemption requests received by the Company during each month of fourth quarter 2025 exceeded the applicable redemption cap for such month resulting in payments to stockholders of 41.3%, 58.5% and 36.1% of the redemption amount requested, respectively, for October, November and December 2025.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program(1)
October 2025	324,804	$13.35	324,804	(1)
November 2025	328,273	13.20	328,273	(1)
December 2025	166,216	13.04	166,216	(1)
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
We invest in a diversified portfolio of high-quality, income-producing commercial real estate located throughout the United States, including, without limitation, office, industrial, retail and residential properties, and we may also invest in self storage properties. We also invest in real estate-related assets, which include common and preferred stock of publicly-traded REITs and other real estate companies, which we refer to as “real estate equity securities,” and debt investments backed by real estate, which we refer to as “real estate loans.”

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

Portfolio Information

Real Estate Property Portfolio
As of December 31, 2025, our real estate portfolio was comprised of 9 properties diversified across geography and sector. We acquired no properties during the years ended December 31, 2025, 2024 and 2023. We disposed of three properties, our Heritage Parkway property ("Heritage Parkway"), our Palmetto Lakes property ("Palmetto Lakes") and our Hialeah II property ("Hialeah II"), during the year ended December 31, 2025. We disposed of one property, our Hialeah I property ("Hialeah I"), during the year ended December 31, 2024. We disposed of two properties, our Anaheim Hills Office Plaza property ("Anaheim Hills Office Plaza") and our Allied Drive property ("Allied Drive"), during the year ended December 31, 2023.
For our commercial leases in effect as of December 31, 2025, our weighted average remaining lease term was 6.5 years based on rentable square footage. The following table presents certain additional information about the properties we owned as of December 31, 2025:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Elston Plaza(3)	Chicago, IL	92,911	12	97.3
Providence Square(4)	Marietta, GA	222,805	26	99.3
Retail Total		442,591	44	98.3
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		611,222	3	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	96.5
The Glenn	Centennial, CO	274,688	306	93.4
Residential Total		410,584	444	94.4
Grand Total		1,566,412	48/444	97.8%
_______________
(1) Leased percentage is based on executed leases as of December 31, 2025 (including those which have not taken effect as of December 31, 2025), is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Elston Plaza includes a freestanding bank branch of 4,860 square feet that is subject to a ground lease to a single tenant.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of December 31, 2025, our real estate equity securities portfolio consisted of publicly-traded common stock of 30 REITs with a fair value of $123. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

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

Market Outlook

U.S. real estate enters 2026 on a positive note, in our view. After more than a year of positive returns, we believe that the central question for investors is no longer whether real estate is recovering, but rather what form the new cycle will take. Will the upswing be brief or persistent, and will it be sharp or shallow.

In our view, the outlook hinges on four key performance pillars: two macro pillars (the economy and interest rates) and two micro pillars (structural demand and supply). From a macro perspective, the economy is an important driver of leasing activity. Over the past 30 years, sector-weighted demand has exhibited a 0.83 correlation to gross domestic product ("GDP") per CBRE Econometric Advisors (“CBRE-EA”) as of December 2025. According to the National Council of Real Estate Investment Fiduciaries ("NCREIF"), interest rates have largely dictated capitalization rates with a strong (0.96) correlation to long-term corporate BAA yields per Moody's in December 2025. From a micro perspective, we believe that structural factors (e.g., e-commerce) can lift or suppress demand beyond any impulse from the economy, which in turn is balanced against the forthcoming supply pipeline.

The U.S. economy appears to have defied headwinds stemming from an immigration crackdown, reducing the number of workers and consumers, Department of Government Efficiency (“DOGE”) spending cuts exemplified by a fiscal contraction, and “Liberation Day” tariffs that taxes importers and creates business uncertainty. While job creation has slowed, according to the Bureau of Labor Statistics (“BLS”) in January 2026, GDP growth exceeded 4% on an annualized basis in the middle of 2025 and is estimated to have surpassed 5% in the fourth quarter, as reported by the Bureau of Economic Analysis (“BEA”) and the Federal Reserve Bank of Atlanta in January 2026. A full accounting of the dynamics at play is challenging, but we believe that the economy has been buoyed by artificial intelligence ("AI"). Information technology and data center investment jumped 23% year-over-year in the third quarter as reported by the BEA in September 2025, while an AI-fueled stock market rally has bolstered household wealth, as reported by Bloomberg and the Federal Reserve in September 2025. The International Monetary Fund ("IMF") in January 2026 predicts that GDP growth will average 2.4% in 2026, a pace that should provide moderate support to real estate demand.

Meanwhile, the Federal Reserve has cut its federal funds rate by 175 basis points ("bps") since the spring of 2024, and its latest summary of economic projections in December 2025 anticipates further reductions in the coming quarters. According to the Federal Reserve and DWS as of September 2025, history shows that the 10-year Treasury yields have moved directionally with the policy rate, exhibiting a strong (0.92) correlation over the past 50 years.

Nevertheless, consensus expectations as reported by Moody's Analytics in January 2026, perhaps influenced by fiscal concerns, call for 10-year Treasuries to remain near current levels at around 4%. If credit spreads, and therefore BAA bond yields, also remain stable, we believe that this scenario would likely hold capitalization rates near current levels, neither inflating nor deflating real estate valuations.

While the macro environment appears relatively benign, micro factors are more categorically positive, in our view. A jump in home prices and interest rates since the pandemic has pushed the cost of buying an average home with a mortgage to 50% above that of renting, compared to 20% above renting, on average, over the past 20 years, as measured by comparison of data from the National Association of Realtors and the Census Bureau in September 2025. The significantly higher home mortgage cost should generate robust demand for rental housing as reported by CBRE-EA in September 2025. Retail properties are catering to Americans’ growing appetite for services, including health care and entertainment, as reported by the BEA in September 2025. Industrial properties suffered a momentary hangover following an unsustainable COVID boom, where leasing ran ahead of long-term needs, exacerbated by tariff uncertainty. However, according to CBRE-EA in December 2025, demand picked up in the fourth quarter of 2025 and underlying support from e-commerce remains intact, growing at roughly double the pace of retail sales, as reported by the Census Bureau in December 2025. Finally, within the office sector, demand for space has outstripped employment for the past two years, suggesting that return-to-office mandates are supporting a nascent recovery, as reported by CBRE-EA in December 2025.

In our view, structural demand across major real estate sectors is meeting a shrinking supply pipeline. In the third quarter of 2025, construction starts weighted across property sectors, as a share of inventory, on a trailing four-quarter basis, dropped to 2012 levels and continued to trend lower, based on data from CoStar and NCREIF in December 2025. In our view, the plunge evidenced by this data implies modest new supply through at least mid-2027 (since 2000, deliveries have lagged starts by 1.5 years). The pause may last much longer, in our view, with real estate valued at a 15% discount to replacement cost on average, with large variations across sectors and markets, based on data from NCREIF and Engineering News Record as of December 2025. This disparity might widen with the advent of tariffs, and thus in our view prices may need to rise substantially before many projects are viable.

In our view, the sum of these macro and micro factors is positive for the real estate outlook. Yet recalling our original question, we believe it also has implications for the shape of the cycle. In our view, a V-shaped rebound would require a large decline in interest rates, which appears unlikely. Perhaps just as well, because it likely would also accelerate a resurgence of construction and temper future fundamentals, in our view. Instead, we believe that a stable interest-rate environment could clear the path for an extended period of solid, if unspectacular, performance, as moderate economic growth, structural demand, and limited supply propel healthy rent and value gains. To be sure, a macroeconomic surprise, such as a recession or interest rate spike, could prematurely end the cycle, but at the very least, supportive micro factors likely would cushion the impact.

Results of Operations

As of December 31, 2025, we owned 9 properties and invested in real estate equity securities as described above in “Portfolio Information.” We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the year ended December 31, 2025 to the year ended December 31, 2024, and for the year ended December 31, 2024 to the year ended December 31, 2023.

	Year Ended December 31,			Year Ended December 31,
	2025	2024	Change	2024	2023	Change
Revenues
Property related income	$40,106	$38,771	$1,335	$38,771	$41,904	$(3,133)
Interest income	125	153	(28)	153	—	153
Investment income on marketable securities	5	4	1	4	46	(42)
Total revenues	40,236	38,928	1,308	38,928	41,950	(3,022)
Expenses
General and administrative expenses	2,299	2,465	(166)	2,465	2,400	65
Property operating expenses	12,272	12,146	126	12,146	12,728	(582)
Advisory fees	2,257	2,565	(308)	2,565	3,099	(534)
Provision for impairment of real estate	—	2,201	(2,201)	2,201	—	2,201
Depreciation	9,913	9,627	286	9,627	10,844	(1,217)
Amortization	1,887	2,239	(352)	2,239	4,200	(1,961)
Total operating expenses	28,628	31,243	(2,615)	31,243	33,271	(2,028)
Net realized gain upon sale of real estate	22,424	4,256	18,168	4,256	17,980	(13,724)
Net realized gain upon sale of marketable securities	2	9	(7)	9	3,476	(3,467)
Loss on extinguishment of debt	—	—	—	—	(131)	131
Net realized gain upon sale of investment in CMBS Trust	—	2,321	(2,321)	2,321	—	2,321
Net unrealized change in fair value of investment in marketable securities	(5)	—	(5)	—	(1,279)	1,279
Change in net assets of consolidated CMBS Trust	—	(1,474)	1,474	(1,474)	2,598	(4,072)
Operating income	34,029	12,797	21,232	12,797	31,323	(18,526)
Interest expense	(13,484)	(12,868)	(616)	(12,868)	(12,177)	(691)
Net income (loss)	$20,545	$(71)	$20,616	$(71)	$19,146	$(19,217)

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Property Related Income

Our property related income for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily due to additional base rent from Performance Food Group Inc. at Commerce Corner post completion of its tenant expansion in November 2024, and the new lease with Floor & Decor at Terra Nova Plaza which began in early 2025. This increase was partially offset by decreased base rent at Heritage Parkway due to its sale in February 2025.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of December 31, 2025 and 2024, our real estate equity securities portfolio consisted of publicly-traded common stock with a fair value of $123 and $122, respectively. From our inception until the first quarter of 2023, we invested in a portfolio of publicly-traded REIT securities. During the first quarter of 2023, in considering the then-current market volatility as well as higher liquidity demands across the non-listed REIT industry in general, we converted nearly all of our securities portfolio into cash. This resulted in a net realized gain to us of approximately $3,472.

General and Administrative

Our general and administrative expenses include a variety of corporate expenses, the largest of which for the year ended December 31, 2025 were directors and officers insurance, independent director compensation, audit fees and legal costs. Compared to the 2024 period, the 2025 period saw lower legal, income tax, professional fees and appraisal fees, mostly as as result of less real estate investments being owned.

Property Operating Expenses

Property operating expenses increased slightly for the year ended December 31, 2025 compared to 2024 due to the increase of real estate taxes primarily at The Glenn and Commerce Corner. These increases were partially offset by lower costs due to disposition of properties in 2024 and 2025.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2025 period compared to the 2024 period which is commensurate with the overall decrease in our average NAV due to fulfilling elevated share redemption requests and reduced capital raising.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the years ended December 31, 2025, and 2024, the total return of each share class did not exceed the required Hurdle Amount, applied on a pro rated basis as applicable, resulting in no performance component of the advisory fee.

Provision for Impairment of Real Estate

During the year ended December 31, 2024, in accordance with authoritative guidance for impairment of long-lived assets, we determined that Heritage Parkway was impaired as the carrying value of the investment was not deemed recoverable due to a reduction of the expected hold period. Therefore, we recognized an impairment charge totaling $2,201 for the year ended December 31, 2024. There have been no impairments to our real estate investments for the year ended December 31, 2025.

Depreciation and Amortization

Depreciation increased for the 2025 period at Commerce Corner due to the October 2024 completion of the tenant expansion for Performance Food Group, Inc. This increase was partially offset by decreases for properties disposed since mid-2024. Amortization for the 2025 period decreased from the 2024 period primarily from Heritage Parkway due to its disposal as well as the accelerated amortization of intangible assets in the 2024 period related to the Allstate lease which was terminated in May 2024.

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

Interest Expense

The increase in interest expense for the year ended December 31, 2025 from the 2024 period was primarily due to a higher weighted average outstanding balance on the Wells Fargo Line of Credit, partially offset by a slightly lower weighted average interest rates and lower finance cost amortization. Our total outstanding loan balances as of December 31, 2025 consisted of 71% fixed rate loans and 29% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions are subject to U.S. Treasury rates, inflation, tariffs, bank failures and war, among other economic concerns. Consequently, higher interest rates in the future will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The discussion of operating results and financial condition comparing the years ended December 31, 2024 and 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions under Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 10-K"), starting on page 63.

Inflation

The rate of inflation as measured by the consumer price index is subject to countless economic, regulatory, geopolitical and population driven variables. The spike in inflation that occurred from mid-2021 through mid-2023 may recur in the future which may have an impact on our property operating expenses.

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation, higher tariffs and higher interest rates may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation from mid-2021 through mid-2023, contractual annual rent increases may not have been, and may not in the future be, sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

In addition, prices for certain construction materials have risen significantly over the past few years. While we have incurred typical ongoing capital expenditures for property improvements and maintenance, such costs have been relatively immaterial to date. We currently have no ongoing development projects. Future significant capital projects may be impacted by increased material and/or labor costs.

NAV and NAV per Share

Our NAV per share is calculated by BNY in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan. Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNY.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of December 31, 2025:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate (1)	$466,300	$29.83	$30.05	$30.13	$30.12	$29.85	$29.84	$29.69	$30.05
Investments in real estate equity securities (2)	123	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	12,348	0.79	0.80	0.80	0.80	0.79	0.79	0.79	0.80
Line of credit (4)	(78,300)	(5.01)	(5.05)	(5.06)	(5.06)	(5.01)	(5.01)	(4.99)	(5.05)
Mortgage loans payable (4)	(188,800)	(12.08)	(12.17)	(12.20)	(12.20)	(12.09)	(12.09)	(12.02)	(12.17)
Other liabilities, net (3)	(8,719)	(0.56)	(0.56)	(0.57)	(0.56)	(0.55)	(0.55)	(0.56)	(0.56)
Net asset value	$202,952	$12.98	$13.08	$13.11	$13.11	$13.00	$12.99	$12.92	$13.08
Note: No Class S shares were outstanding as of December 31, 2025.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of December 31, 2025, the value of our investments in real estate was approximately 6.7% more than their historical cost.
(2)  As of December 31, 2025, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of December 31, 2025, the value of our investments in real estate equity securities was approximately 24.4% more than their historical cost.
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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of December 31, 2025. This information will be provided for our office properties once we own at least two office properties.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.56%	6.49%
Industrial properties	7.06%	5.42%
Residential properties	7.00%	5.33%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of December 31, 2025.

	Discount Rate	Exit Capitalization Rate
Retail properties	1.8%	2.1%
Industrial properties	1.9%	2.7%
Residential properties	1.8%	2.7%

The calculation of our NAV is intended to be a calculation of fair value of our assets less our outstanding liabilities and may differ from our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below by adjustment, which adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of December 31, 2025.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$69,446	$4.43	$4.47	$4.48	$4.48	$4.45	$4.44	$4.42	$4.47
Plus:
Unrealized gain on real estate investments (1)	29,356	1.88	1.89	1.90	1.90	1.88	1.88	1.87	1.89
Accumulated depreciation (2)	62,834	4.02	4.05	4.06	4.06	4.02	4.02	4.00	4.05
Accumulated amortization (2)	26,705	1.71	1.72	1.73	1.73	1.71	1.71	1.70	1.72
Deferred costs and expenses, net (3)	20,881	1.34	1.35	1.35	1.35	1.34	1.34	1.33	1.35
Less:
Deferred rent receivable (4)	(6,270)	(0.40)	(0.40)	(0.41)	(0.41)	(0.40)	(0.40)	(0.40)	(0.40)
Net asset value	$202,952	$12.98	$13.08	$13.11	$13.11	$13.00	$12.99	$12.92	$13.08
Note: No Class S shares were outstanding as of December 31, 2025.

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

(3) The deferred costs and expenses of $20,881 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,238 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,187 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation, as applicable, for (i) certain offering costs, (ii) performance fees and (iii) compensation costs related to the shares granted to our independent directors.

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
The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$20,545	$(71)	$19,146

Real estate related depreciation	9,913	9,627	10,844
Real estate related amortization	1,887	2,239	4,200
Provision for impairment of real estate	—	2,201	—
Realized gain on sale of real estate	(22,424)	(4,256)	(17,980)
Net realized gain upon sale of investment in CMBS Trust	—	(2,321)	—
Nareit defined FFO	$9,921	$7,419	$16,210

Straight line rents, net	(1,158)	(1,307)	(143)
Amortization of above- and below-market lease intangibles, net	(454)	(455)	(2,792)
Amortization of lease incentive	104	104	105
Loss on extinguishment of debt	—	—	131
Net unrealized change in fair value of investment in marketable securities	5	—	1,279
Net unrealized change in fair value of investment in CMBS Trust	—	1,686	(1,374)
Amortization of restricted stock awards	74	76	63
Amortization of deferred financing costs	831	980	616
Amortization of discount on note to affiliate	79	195	188
AFFO	$9,402	$8,698	$14,283
We believe that our FFO for the years ended December 31, 2025, 2024 and 2023, as compared to our distributions declared for the same period, is not indicative of future performance as we are in the development and acquisition phase of our life cycle.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our share redemption plan, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and material capital improvements, from operations. Our cash needs for acquisitions and material capital improvements will be funded primarily from the sale of shares of our common stock in our offerings or from sales of other investments. The amount we may raise in such offerings is uncertain and dependent on a number of factors, including the impact of interest rates and the general view of investors toward commercial real estate. We intend to contribute any additional net proceeds from our offerings that are not used or retained to pay the fees and expenses attributable to our operations to our operating partnership.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of December 31, 2025, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $11,257.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated our secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; allocate the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revise or suspend certain covenants. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Construction Commitment fully funded the expansion of the Commerce Corner property, and upon completion of such expansion, the Construction Commitment was closed and the maximum commitment under the Revolving Commitment was increased to $120,000. The maximum commitment of $120,000 was allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit was based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. We continued to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below) once the Borrower Base Value Trigger Date (described below) occurs; (c) require us maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum revolving commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. Pursuant to the Fifth Amendment, the Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

A wholly owned subsidiary of us that is a borrower under the Wells Fargo Line of Credit has entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with us or our advisor (the "Loudoun Sale"). The completion of the Loudoun Sale is subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which is subject to numerous conditions. As such, the completion of the Loudoun Sale remains uncertain and the closing date likely would not occur until late 2026 or early 2027.

The “Loudoun Borrowing Base Value” is equal to (a) prior to June 1, 2026, $12,513; (b) thereafter until July 31, 2027, an amount equal to $12,513 as reduced on the first day of every calendar month from and after June 1, 2026 by $500, provided however that such monthly reduction of the Loudoun Borrowing Base Value would increase to $1,000 in the event the Loudoun Sale has been terminated prior to its completion; and (c) from and after August 1, 2027, zero.

In exchange for keeping Loudoun Gateway as part of the pool of properties upon which the Borrowing Base Value is determined, on August 25, 2025 we entered into the Amended and Restated Guaranty Agreement, under which we will provide, for a limited time, a full repayment guaranty rather than a limited guaranty (the "Guaranty"). The provisions relating to the full repayment guaranty will automatically terminate once either (a) Loudoun Gateway has been released from the Wells Fargo Line of Credit, or (b) the Loudoun Borrowing Base Value has been reduced to zero (the "Loudoun Release"). Upon the occurrence of the Loudoun Release, the Guaranty will become a non-recourse limited guaranty. Upon entering into the Guaranty and until the Loudoun Release, we are not allowed to sell or transfer, but may encumber or finance under specified conditions, any of the following properties: Commerce Corner, The Glenn, Seattle East Industrial, Providence Square and The Flats at Carrs Hill (the "Significant Properties"). Upon the occurrence of the Loudoun Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding the aforementioned provisions, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

For the Revolving Commitment, as of December 31, 2025 and December 31, 2024, the borrowers' maximum borrowing capacity was $82,324 and $92,981, respectively, and the borrowers' outstanding balance was $78,300 and $75,514, respectively. As of December 31, 2025 and December 31, 2024, the weighted average interest rate was 6.27% and 6.93%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. As of December 31, 2025, we were in compliance with all applicable financial covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of December 31, 2025. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	$16,107	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,353	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$188,800

The amount of the mortgage loan on Elston Plaza is approximately 61% of the appraised value of the property as of December 31, 2025. Accordingly, we believe we will be able to sell Elston Plaza or refinance the Elston Plaza mortgage loan on market terms prior to the loan maturity in July 2026. In the event we are unable to satisfactorily complete such sale or refinance, we expect that we will be able to sell other real estate investments and/or add Elston Plaza to the Wells Fargo Line of Credit to generate the cash needed to fully repay the mortgage loan prior to the scheduled maturity date. All mortgage loans are non-recourse to us and any outstanding balance could be settled through a deed in lieu.
Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2025 are as follows:

Year	Amount
2026	$16,246
2027	145
2028	150,369
2029	74,840
2030	25,500
Thereafter	—
Total	$267,100
In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions are subject to U.S. Treasury rates, inflation, tariffs, bank failures, war and concerns over a potential coming recession, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates in the future will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, our advisor is entitled to reimbursement of certain costs incurred by our advisor or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which our advisor earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of December 31, 2025, we owed $65 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through December 31, 2025, we raised $481,528 from the sale of shares of our common stock, including proceeds from our distribution reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our initial public offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2025, our total operating expenses (as defined in our charter) were $4,541, which represented 1.0% of our average invested assets and 14.0% of our net income (both as defined in our charter for this purpose).

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

Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of December 31, 2025 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of December 31, 2025, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

Cash flows provided by operating activities during the years ended December 31, 2025 and 2024 were $8,918 and $8,371, respectively. The 2025 period was higher than the 2024 period primarily due to increased base rent at Commerce Corner, resulting from the completion of the building expansion for Performance Food Group, Inc. in October 2024, and at Terra Nova, from the new Floor & Decor lease that began rent payment in mid 2025. The higher rents were offset by deferred leasing cost payments for lease commissions and the 2024 collection of the lease termination fee from Allstate at Heritage Parkway.

Cash flows provided by investing activities during the years ended December 31, 2025 and 2024 were $35,679 and $19,127, respectively. Investing cash flows for the 2025 period were driven by the sale of Palmetto Lakes, Hialeah II and Heritage Parkway. These cash inflows were partially offset by improvements to our real estate investments. Investing cash flows for the 2024 period were driven by the sale of our Hialeah I property and our CMBS Trust investment, partially offset by improvements to our real estate investments, primarily for construction of the Commerce Expansion.

Cash flows used in financing activities was $45,867 for the year ended December 31, 2025. We used the proceeds from the sales of Palmetto Lakes, Hialeah II and Heritage Parkway, along with capital raised in our offerings to reduce the outstanding balance on our Wells Fargo Line of Credit, which in turn provided additional borrowing capacity under our Wells Fargo Line of Credit to fund redemptions.

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

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

The discussion of liquidity and capital resources comparing the years ended December 31, 2024 and 2023 can be found in Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations of our 2024 10-K, starting on page 76.

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

Beginning in July 2024, we slightly altered the timing of the distribution declarations and payments such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the month of July 2024 were declared and paid at the beginning of August 2024, and each subsequent month has followed a similar pattern. As a result, the December 2024 distribution is reflected in the column for the year ended December 31, 2025 because it was declared and paid in January 2025. In addition, on November 13, 2025, an extra distribution in the amount of $0.09 per share for each share class was paid to ensure the REIT distribution requirements under the IRS rules were satisfied for the year ended December 31, 2025. The tables below are based on when the distributions were actually paid.

The table below shows the aggregate declared distribution amount per share for each period presented based on the actual declared amounts for such period. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	Year ended December 31, 2025
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22487	$0.22490	$0.22485	$0.31473
Distributions paid or payable in cash	$2,122	$2,134	$2,068	$2,921	$9,245
Distributions reinvested	1,541	1,416	1,357	1,804	6,118
Distributions declared	$3,663	$3,550	$3,425	$4,725	$15,363

Net Cash Provided by Operating Activities:	$1,335	$3,249	$2,959	$1,375	$8,918

Funds From Operations:	2,126	2,714	$2,608	$2,472	$9,921

Total distributions declared to stockholders for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.98935	$0.82447	$0.89946
Distributions paid or payable in cash	$9,245	$7,448	$8,124
Distributions reinvested	6,118	6,777	8,948
Distributions declared	$15,363	$14,225	$17,072

Net Cash Provided by Operating Activities:	$8,918	$8,371	$9,880

Funds From Operations(1):	$9,921	$7,419	$16,210

(1)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations” for a reconciliation of net income or loss calculated under GAAP to funds from operations.

For the year ended December 31, 2023 our distributions were covered 57.9% by cash flow from operations and 42.1% by borrowings. For the year ended December 31, 2024, our distributions were covered 58.8% by cash flow from operations and 41.2% by borrowings. For the year ended December 31, 2025, our distributions were covered 58.0% by cash flow from operations and 42.0% by borrowings.

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

Redemptions

For details on our redemptions for the years ended December 31, 2025, 2024 and 2023, please see Note 10—Capitalization to our consolidated financial statements contained within this Annual Report on Form 10-K. Also see Part II, Item 5 “Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Plan.”

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
The carrying amount of the real estate investments are reviewed to ascertain if there are any indicators of impairment. We assess the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is impaired if the undiscounted cash flows over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value of the real estate investment is lower than its carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by us from our independent valuation agent.
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
REIT Compliance and Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Code beginning with the year ended December 31, 2013, and we believe that we have operated in such a manner to continue to be taxed as a REIT for federal income tax purposes. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-

paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets. In addition, we must distribute 100% of our net realized capital gains to avoid paying income tax on any undistributed net realized capital gains. If we qualify for taxation as a REIT, we generally will not be subject to federal income tax to the extent our income meets certain criteria and we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to (1) certain state and local taxes on our income, property or net worth, and (2) federal income and excise taxes on undistributed income, if any income remains undistributed. Many of these requirements are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which we fail to qualify as a REIT. We will also be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of December 31, 2025, we had $78,300 outstanding under our Wells Fargo Line of Credit bearing interest at approximately 6.27%, representing approximately an 81.6% loan-to-cost ratio with respect to the real estate investments encumbered by this line of credit. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $392 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, government shutdowns, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of December 31, 2025, we owned marketable securities with a value of $123. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of December 31, 2025 would result in a change of $12 to the unrealized gain or loss on marketable securities.

ITEM 8. FINANCIAL STATEMENTS
The financial statements and supplementary data filed as part of this report are set forth beginning on page F - 1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective to ensure that information required to be disclosed by us in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management’s Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

In accordance with the rules of the SEC, certain information required by Part III is omitted and incorporated by reference into this Form 10-K from our definitive proxy statement (our "2026 Proxy Statement") relating to our 2026 annual meeting of stockholders (our “2026 Annual Meeting”) that we intend to file with the SEC no later than April 1, 2026.
On February 5, 2026, our board of directors determined to hold the 2026 Annual Meeting on May 13, 2026.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Chicago, IL, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement.

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

10.14
Fifth Amendment to Second Amended and Restated Revolving Loan Agreement and Omnibus Amendment to Loan Documents, dated as of August 25, 2025, by and among RPT Terra Nova Plaza, LLC, RPT Loudoun Gateway I, LLC, RPT Palmetto Lakes, LLC, RPT Hialeah II, LLC, RPT 1109 Commerce Boulevard, LLC, Wells Fargo Bank, National Association and CIBC Inc. as Lenders and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2025.

10.15
Amended and Restated Guaranty Agreement, dated as of August 25, 2025, by RREEF Property Trust, Inc. in favor of Wells Fargo Bank, National Association, as Administrative Agent for certain Lenders, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 29, 2025.

10.16
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

19.1	Insider Trading Policy of the Registrant, incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on March 13, 2025.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 13, 2025.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

RREEF Property Trust, Inc.
By:	/s/ W. Todd Henderson
Name:	W. Todd Henderson
Title:	Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)

Date: March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. TODD HENDERSON	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 6, 2026
W. Todd Henderson

/S/ ERIC M. RUSSELL	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 6, 2026
Eric M. Russell

/S/ DEBORAH H. MCANENY	Independent Director	March 6, 2026
Deborah H. McAneny

/S/ GREGG A. GONSALVES	Independent Director	March 6, 2026
Gregg A. Gonsalves

/S/ CHARLES H. WURTZEBACH	Independent Director	March 6, 2026
Charles H. Wurtzebach

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
RREEF Property Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RREEF Property Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. Investments in real estate assets as of December 31, 2025 were $352.4 million.

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
Chicago, Illinois
March 6, 2026

RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Investment in real estate assets, net	$352,388	$378,531
Investment in marketable securities	123	122
Cash and cash equivalents	7,110	7,157
Restricted cash	126	1,349
Receivables, net of allowance for doubtful accounts of $111 and $75, respectively	7,834	6,513
Deferred leasing costs, net of accumulated amortization of $1,957 and $2,866, respectively	2,036	1,870
Prepaid and other assets	2,859	2,444
Total assets	$372,476	$397,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$77,380	$74,705
Mortgage loans payable, net	188,292	188,628
Accounts payable and accrued expenses	6,390	7,363
Due to affiliates	16,572	17,383
Note to affiliate, net of unamortized discount of zero and $79, respectively	5,383	5,304
Acquired below-market lease intangibles, less accumulated amortization of $10,865 and $10,851, respectively	7,018	7,484
Other liabilities	1,995	2,006
Total liabilities	303,030	302,873
Stockholders' Equity:
Class A common stock, 3,184,801 and 3,892,473 issued and outstanding, respectively	31	39
Class D common stock, 1,577,740 and 2,074,126 issued and outstanding, respectively	16	21
Class I common stock, 8,785,376 and 9,864,714 issued and outstanding, respectively	87	99
Class M-I common stock, 518,159 and 505,917 issued and outstanding, respectively	5	5
Class N common stock, 565,373 and 600,293 issued and outstanding, respectively	6	6
Class T common stock, 34,820 and 51,236 issued and outstanding, respectively	1	1
Class T2 common stock, 657,255 and 690,528 issued and outstanding, respectively	6	7
Class Z common stock, 224,944 and 75,000 issued and outstanding	2	1
Additional paid in capital	176,013	206,837
Deficit	(106,721)	(111,903)
Total stockholders' equity	69,446	95,113
Total liabilities and stockholders' equity	$372,476	$397,986

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Property related income	$40,106	$38,771	$41,904
Interest income	125	153	—
Investment income on marketable securities	5	4	46
Total revenues	40,236	38,928	41,950
Expenses
General and administrative expenses	2,299	2,465	2,400
Property operating expenses	12,272	12,146	12,728
Advisory fees	2,257	2,565	3,099
Provision for impairment of real estate	—	2,201	—
Depreciation	9,913	9,627	10,844
Amortization	1,887	2,239	4,200
Total operating expenses	28,628	31,243	33,271
Net realized gain upon sale of real estate	22,424	4,256	17,980
Net realized gain upon sale of marketable securities	2	9	3,476
Loss on extinguishment of debt	—	—	(131)
Net realized gain upon sale of investment in CMBS Trust	—	2,321	—
Net unrealized change in fair value of investment in marketable securities	(5)	—	(1,279)
Change in net assets of consolidated CMBS Trust	—	(1,474)	2,598
Operating income	34,029	12,797	31,323
Interest expense	(13,484)	(12,868)	(12,177)
Net income (loss)	$20,545	$(71)	$19,146

Class A common stock	$1.22	$—	$0.92
Class I common stock	$1.22	$—	$0.92
Class T common stock	$1.22	$—	$0.92
Class D common stock	$1.21	$—	$0.92
Class N common stock	$1.22	$—	$0.92
Class M-I common stock	$1.22	$—	$0.92
Class T2 common stock	$1.22	$—	$0.92
Class Z common stock	$1.22	$—	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2022	—	$—	22,433,154	$225	$278,007	$(99,681)	$178,551
Issuance of common stock	—	—	1,139,674	11	17,537	—	17,548
Issuance of common stock through the distribution reinvestment plan	—	—	611,422	6	8,942	—	8,948
Redemption of common stock	—	—	(4,344,396)	(44)	(65,068)	—	(65,112)
Distributions to investors	—	—	—	—	—	(17,072)	(17,072)
Other offering costs	—	—	—	—	(2,889)	—	(2,889)
Equity based compensation	—	—	4,077	—	63	—	63
Net income	—	—	—	—	—	19,146	19,146
Balance, December 31, 2023	—	$—	19,843,931	198	$236,592	$(97,607)	$139,183
Issuance of common stock	—	—	392,905	5	5,380	—	5,385
Issuance of common stock through the distribution reinvestment plan	—	—	498,836	5	6,772	—	6,777
Redemption of common stock	—	—	(2,986,773)	(29)	(40,594)	—	(40,623)
Distributions to investors	—	—	—	—	—	(14,225)	(14,225)
Other offering costs	—	—	—	—	(1,390)	—	(1,390)
Equity based compensation	—	—	5,388	—	77	—	77
Net Loss	—	—	—	—	—	(71)	(71)
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
Issuance of common stock	—	—	749,025	6	10,062	—	10,068
Issuance of common stock through the distribution reinvestment plan	—	—	460,040	4	6,114	—	6,118
Redemption of common stock	—	—	(3,420,345)	(35)	(45,639)	—	(45,674)
Distributions to investors	—	—	—	—	—	(15,363)	(15,363)
Other offering costs	—	—	—	—	(1,435)	—	(1,435)
Equity based compensation	—	—	5,461	—	74	—	74
Net Income	—		—	—	—	20,545	20,545
Balance, December 31, 2025	—	$—	15,548,468	$154	$176,013	$(106,721)	$69,446
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$20,545	$(71)	$19,146
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,913	9,627	10,844
Net realized gain upon sale of real estate	(22,424)	(4,256)	(17,980)
Net realized gain from sale of marketable securities	(2)	(9)	(3,476)
Net realized gain from sale of investment in CMBS Trust	—	(2,321)	—
Net unrealized loss (gain) on investments held at fair value	5	1,686	(95)
Loss on extinguishment of debt	—	—	131
Provision for impairment of real estate	—	2,201	—
Share based incentive compensation	74	77	63
Amortization of intangible lease assets and liabilities	1,535	1,888	1,511
Amortization of deferred financing costs	830	980	616
Straight line rent	(1,158)	(1,307)	(143)
Amortization of discount on note to affiliate	79	195	188
Changes in assets and liabilities:
Receivables, net	(189)	29	699
Accrued interest receivable net of accrued interest payable, CMBS Trust	—	102	—
Deferred leasing costs	(758)	(64)	(1,173)
Prepaid and other assets	(506)	151	(648)
Accounts payable and accrued expenses	994	(540)	292
Other liabilities	(3)	42	2
Due to affiliates	(17)	(39)	(97)
Net cash provided by operating activities	8,918	8,371	9,880
Cash flows from investing activities:
Proceeds from sale of real estate assets	39,818	7,894	58,925
Improvements to real estate assets	(4,135)	(22,066)	(6,395)
Investment in marketable securities	(92)	(93)	(1,520)
Proceeds from sale of marketable securities	88	89	30,611
Proceeds from sale of investment in CMBS Trust	—	33,176	—
Principal payments received from mortgage loans held in consolidated CMBS Trust	—	127	245
Net cash provided by investing activities	35,679	19,127	81,866
Cash flows from financing activities:
Proceeds from line of credit	37,562	52,248	68,465
Repayment of line of credit	(34,776)	(32,700)	(97,300)
Proceeds from mortgage loans payable	—	—	25,500
Repayment of mortgage loans payable	(493)	(474)	(26,887)
Distribution of principal payments to bondholders of consolidated CMBS Trust	—	(127)	(245)
Proceeds from issuance of common stock	10,068	5,402	17,724
Payment of financing costs	(784)	—	(2,459)
Payment of offering costs	(2,182)	(2,211)	(3,175)
Distributions to investors	(9,245)	(8,082)	(8,185)
Redemption of common stock	(46,017)	(38,113)	(65,316)
Net cash used in financing activities	(45,867)	(24,057)	(91,878)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,270)	3,441	(132)
Cash, cash equivalents, and restricted cash beginning of period	8,506	5,065	5,197
Cash, cash equivalents, and restricted cash end of period	$7,236	$8,506	$5,065

	Year Ended December 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2025	2024	2023
Distributions declared and unpaid	$—	$—	$635
Common stock issued through the distribution reinvestment plan	6,118	6,777	8,948
Proceeds from issuance of common stock not yet received	—	—	17
Redemption of common stock not yet paid	2,167	2,510	—
Accrued offering costs not yet paid	453	604	682
Capital expenditures not yet paid	349	1,525	2,244
Supplemental Cash Flow Disclosures:
Interest paid	$12,573	$11,502	$11,326

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
December 31, 2025
(in thousands, except share and per share data)

for its Class S Shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the year ended December 31, 2025.

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
The Company includes restricted cash with cash and cash equivalents on the consolidated statement of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230). The amount of restricted cash included therein was $126 and $1,349 as of December 31, 2025 and 2024, respectively. Restricted cash as of December 31, 2025 is an escrow holdback resulting from the sale of the Hialeah II property. Restricted cash as of December 31, 2024 was a construction draw in December 2024 required to be used to pay specified development costs in the subsequent month.
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
December 31, 2025
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
December 31, 2025
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
December 31, 2025
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectability. Pursuant to these provisions, if an entity has determined that the collectability of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectability of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of December 31, 2025, the Company has assessed that substantially all of its future lease payments are at least probable of collection, except for one commercial leases.

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
December 31, 2025
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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of December 31, 2025 and 2024 the Company has accrued $16,238 and $17,015, respectively, in Trailing Fees to be payable in the future which was included in due to affiliates on the consolidated balance sheet.
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

The Company assesses its significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether it has any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of December 31, 2025, 2024 and 2023, the Company has no

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

liabilities for uncertain tax positions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2020.
Reportable Segments
The Company intends to operate in three primary segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the year ended December 31, 2025, the Company had no Real Estate Loans. Also see Note 14.

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
Risks and Uncertainties
As of December 31, 2025 and 2024, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

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
December 31, 2025
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
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
The following table details the Company’s assets and liabilities measured at fair value on a recurring basis.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$123	$—	$—	$123

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$122	$—	$—	$122

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
During the year ended December 31, 2025, no impairment charges were recognized by the Company. During the year ended December 31, 2024, the Company recognized $2,201 of impairment charges related to Heritage Parkway. The impairment was the result of a reduction of the expected hold period, as the Company has agreed to preliminary terms to dispose of the investment. The fair value of such real estate investment at the time of impairment was $4,800, and was estimated based on offers for purchase received from independent third parties. As of December 31, 2024, Heritage Parkway had a carrying value of $4,778. On February 28, 2025, the Company sold Heritage Parkway for a gross sale price of $5,000. Also see Note 4.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

The fair value of the Wells Fargo Line of Credit and mortgage loans payable is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The carrying amount of the Company's line of credit, exclusive of deferred financing costs, at December 31, 2025 and 2024 approximated its fair value of $78,300 and $75,514, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $183,521 and $180,419 as of December 31, 2025 and 2024, respectively. If the valuation of the Company's properties as of December 31, 2025 were significantly lower, the market interest rate assumption would be higher (due to higher loan-to-value ratios) potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,200 and $4,380 as of December 31, 2025 and 2024, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of December 31, 2025 and 2024.

				Range
	Fair Value at December 31, 2025	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,300	Discounted cash flow	Loan to value	53.6%	53.6%	53.6%
			Market interest rate	6.27%	6.27%	6.27%
Mortgage Loans Payable	183,521	Discounted cash flow	Loan to value	48.5%	67.2%	59.0%
			Market interest rate	3.89%	6.56%	5.66%
Note to Affiliate	4,200	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%

				Range
	Fair Value at December 31, 2024	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,514	Discounted cash flow	Loan to value	44.7%	44.7%	44.7%
			Market interest rate	6.93%	6.93%	6.93%
Mortgage Loans Payable	180,419	Discounted cash flow	Loan to value	49.9%	61.9%	57.8%
			Market interest rate	6.17%	6.45%	6.34%
Note to Affiliate	4,380	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS AND LEASE INTANGIBLES
Shown below are details of the Company's investments in real estate.

	December 31,
	2025	2024
Land	$111,348	$121,437
Buildings and improvements, less accumulated depreciation of $59,070 and $54,763, respectively	227,492	241,901
Furniture, fixtures and equipment, less accumulated depreciation of $3,764 and $3,107, respectively	1,621	1,795
Acquired intangible lease assets, less accumulated amortization of $35,612 and $41,270, respectively	11,927	13,398
Investment in real estate assets, net	$352,388	$378,531
The Company acquired no real estate properties during the years ended December 31, 2025, 2024 and 2023.

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

On September 18, 2025, the Company sold two Class B industrial buildings located in Miami, Florida ("Palmetto Lakes" and "Hialeah II") with rentable square-feet of 182,919 and 50,000, respectively. Palmetto Lakes and Hialeah II were sold in a single transaction to an entity which was not affiliated with the Company, RREEF America, or any of its affiliates, for $27,800 and $8,850, respectively. The Palmetto Lakes sale resulted in a net realized gain of $17,533. The Hialeah II sale resulted in a net realized gain of $4,982. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Future amortization related to acquired intangible assets and liabilities for all of the Company's properties as of December 31, 2025 is as follows:

	Acquired in-place leases	Acquired above-market leases	Acquired below-market leases
2026	1,402	12	(466)
2027	1,220	12	(465)
2028	984	9	(450)
2029	865	—	(400)
2030	840	—	(396)
Thereafter	6,583	—	(4,841)
Total	$11,894	$33	$(7,018)

Weighted average remaining amortization period (in years)	9.0	2.8	17.0

NOTE 5 — RENTALS UNDER OPERATING LEASES
As of December 31, 2025, the Company owned 9 properties with a total of 48 commercial leases. As of December 31, 2024, the Company owned 12 properties with a total of 48 commercial leases. As of December 31, 2023, the Company owned 13 properties with a total of 49 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments for the years ended December 31, 2025, 2024 and 2023 is comprised of the following:

	2025	2024	2023
Lease revenue¹	$38,598	$37,113	$39,074
Straight-line revenue	1,158	1,307	143
Above- and below-market lease amortization, net	454	455	2,792
Lease incentive amortization	(104)	(104)	(105)
Property related income	$40,106	$38,771	$41,904
[1]Lease revenue includes $5,157, $4,565 and $5,013 of variable income from tenant reimbursements for the years ended December 31, 2025, 2024 and 2023, respectively.
The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of December 31, 2025 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Year ended December 31,	Future Minimum Rent
2026	$20,437
2027	18,096
2028	16,085
2029	12,688
2030	9,055
Thereafter	69,864
$146,225

The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $11,913 of lease revenue for the year ended December 31, 2025.

Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the years ended December 31, 2025, 2024 and 2023 are shown below.

	Percent of property related income
Property and Location	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
The Glenn, Centennial, CO	18.0%	19.6%	19.0%
Commerce Corner, Logan Township, NJ¹	17.7	7.6	5.1
Providence Square, Marietta, GA	11.9	11.9	11.3
The Flats at Carrs Hill, Athens, GA	11.7	11.6	9.9
Seattle East Industrial, Redmond, WA	10.9	11.2	10.4
Total	70.2%	61.9%	55.7%

	Percent of property related income
Tenant	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Performance Food Group, Inc - Commerce Corner¹	15.0%	5.6%	3.3%
FedEx Ground - Seattle East Industrial	10.8	11.2	10.4
Total	25.8%	16.8%	13.7%

¹ On November 1, 2024, the building expansion at Commerce Corner was completed thereby increasing the building size by 140,991 square feet (unaudited). In connection therewith, the lease for Performance Food Group, Inc. (NYSE: PFGC) was similarly expanded. The building expansion was undertaken to accommodate the growth initiatives of Performance Food Group, Inc., who entered into a 15-year lease with the Company and took possession of the additional space in October 2024.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of December 31, 2025, 2024 and 2023 were as follows:

	Percent of in-place annualized base rental revenues as of
Tenant	December 31, 2025	December 31, 2024	December 31, 2023
Performance Food Group, Inc. - Commerce Corner¹	13.7%	12.9%	3.1%
FedEx Ground - Seattle East Industrial	12.9	12.6	13.3
Northrop Grumman Systems Inc. - Loudoun Gateway	10.5	10.0	10.3
Total	37.1%	35.5%	26.7%

¹ See disclosure above in connection to the expansion of Performance Food Group, Inc. as of November 1, 2024.

NOTE 6 — MARKETABLE SECURITIES
The following is a summary of the Company's marketable securities held as of December 31, 2025 and 2024, which consisted entirely of publicly traded shares of common stock in REITs as of each date.

	December 31, 2025	December 31, 2024
Marketable securities—cost	$99	$93
Unrealized gains	28	31
Unrealized losses	(4)	(2)
Net unrealized gain	24	29
Marketable securities—fair value	$123	$122

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the year ended December 31, 2025, marketable securities sold generated proceeds of $87 resulting in gross realized gains of $8 and gross realized losses of $6. During the year ended December 31, 2024, marketable securities sold generated proceeds of $89 resulting in gross realized gains of $12 and gross realized losses of $3. During the year ended December 31, 2023, marketable securities sold generated proceeds of $30,516 resulting in gross realized gains of $4,499 and gross realized losses of $1,023.

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
December 31, 2025
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

NOTE 8 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent (“Wells Fargo”), and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; allocated the maximum commitment amount between the Revolving Commitment and the Construction Commitment (each, as defined under the Wells Fargo Line of Credit); and revised or suspended certain covenants. The maximum commitment amount of $120,000 was bifurcated as follows: $75,600 to the Revolving Commitment and $44,400 to the Construction Commitment. The Construction Commitment fully funded the expansion of the Commerce Corner property, and upon completion of the such expansion, the Construction Commitment was closed and the maximum commitment on the Revolving Commitment increased to $120,000. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The Company continued to serve as guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below); (c) require that the Company maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum revolving commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. Pursuant to the Fifth Amendment, the Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

A wholly owned subsidiary of the Company that is a borrower under the Wells Fargo Line of Credit has entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with the Company or its advisor (the “Loudoun Sale”). The completion of the Loudoun Sale is subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which is subject to numerous conditions. As such, the completion of the Loudoun Sale remains uncertain and the closing date likely would not occur until late 2026 or early 2027.

The “Loudoun Borrowing Base Value” is equal to (a) prior to June 1, 2026, $12,513; (b) thereafter until July 31, 2027, an amount equal to $12,513 as reduced on the first day of every calendar month from and after June 1, 2026 by $500, provided however that such monthly reduction of the Loudoun Borrowing Base Value would increase to $1,000 in the event the Loudoun Sale has been terminated prior to its completion; and (c) from and after August 1, 2027, zero.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

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

For the Revolving Commitment, as of December 31, 2025 and 2024, the borrowers' maximum borrowing capacity was $82,324 and $92,981, respectively, and the borrowers' outstanding balance was $78,300 and $75,514, respectively. As of December 31, 2025 and 2024, the weighted average interest rate was 6.27% and 6.93%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. The Company was in compliance with all applicable financial covenants as of December 31, 2025.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at December 31, 2025 and 2024:

	Balance at
Lender	December 31, 2025	December 31, 2024
Wells Fargo/CIBC	$78,300	$75,514
Deduct: Deferred financing costs, less accumulated amortization	(920)	(809)
Line of credit, net	$77,380	$74,705

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
December 31, 2025
(in thousands, except share and per share data)

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

The following is a reconciliation of the carrying amount of the mortgage loans payable at December 31, 2025 and 2024.

		Balance at
Lender	Encumbered Property	December 31, 2025	December 31, 2024	Interest Rate	Maturity Date
State Farm Life Insurance Company	Elston Plaza	16,107	16,468	3.89	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,353	6,485	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$188,800	$189,293
Deduct: Deferred financing costs, less accumulated amortization		(508)	(665)
Mortgage loans payable, net		$188,292	$188,628

The amount of the mortgage loan on Elston Plaza is approximately 61% of the appraised value of the property as of December 31, 2025. Accordingly, the Company believes it will be able to sell Elston Plaza or refinance the Elston Plaza mortgage loan on market terms prior to the loan maturity in July 2026. In the event the Company is unable to satisfactorily complete such sale or refinance, the Company expects that it will be able to sell other real estate investments and/or add Elston Plaza to the Wells Fargo Line of Credit to generate the cash needed to fully repay the mortgage loan prior to the scheduled maturity date. All mortgage loans are non-recourse to the Company and any outstanding balance could be settled through a deed in lieu.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of December 31, 2025 are as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Year	Amount
2026	$16,246
2027	145
2028	150,369
2029	74,840
2030	25,500
Thereafter	—
Total	$267,100

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
December 31, 2025
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
The advisory fees earned by RREEF America are shown below.

	Year Ended December 31,
	2025	2024	2023
Fixed component	$2,257	$2,565	$3,099
Performance component	—	—	—
	$2,257	$2,565	$3,099

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
For the years ended December 31, 2025 and 2024, RREEF America incurred $218 and $222 in reimbursable offering and operating expenses, respectively, that were subject to reimbursement under the terms and conditions of the Advisory Agreement. As of December 31, 2025 and 2024, the Company had a payable to RREEF America of $65 and $52, respectively, for offering and operating expenses reimbursable under the terms and conditions of the Advisory Agreement.

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
December 31, 2025
(in thousands, except share and per share data)

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
On April 25, 2016, the Company and RREEF America entered into a letter agreement that amended certain provisions of the Advisory Agreement and the Expense Support Agreement. On March 24, 2020, the Company and RREEF America entered into a second letter agreement which superseded the previous letter agreement (the "Letter Agreement"). The Letter Agreement provides, in part, that the Company's obligations to reimburse RREEF America for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). In addition, in the Letter Agreement, RREEF America agreed to permanently waive the reimbursement of $3,567 in organization and offering expenses that were previously included in the Expense Payments. Accordingly, the Company owed $5,383 to RREEF America under the expense support agreement as of December 31, 2025. Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.
In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount was being amortized using the effective interest method over the expected term of the Note to Affiliate. For the years ended December 31, 2025, 2024 and 2023, the Company amortized $79, $195 and $188, respectively, of the discount on the Note to Affiliate into interest expense. As of December 31, 2025, the discount on the Note to Affiliate has been fully amortized.
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into a dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as amended, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Fourth Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of December 31, 2025 and 2024, the Company has accrued $94 and $111, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,238 and $17,015, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the years ended December 31, 2025 and 2024, the Dealer Manager has earned upfront selling commissions and upfront dealer manager fees totaling $15 and $38, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers, certain legal fees of the Dealer Manager and travel costs for certain personnel of the Dealer Manager who are dedicated to the distribution of the

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Company's shares of common stock. For the years ended December 31, 2025 and 2024, the Company was obligated to reimburse the Dealer Manager for $3 and zero of such costs, respectively. As of December 31, 2025 and 2024, the Company had a payable to the Dealer Manager of zero.
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
During the Initial Public Offering that ended June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of December 31, 2025, estimated Trailing Fees payable in the future of $1,398.
During the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering cost, including, as of December 31, 2025, estimated accrued Trailing Fees payable in the future of $5,504.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including as of December 31, 2025, estimated accrued Trailing Fees payable in the future of $8,357.
For the Fourth Public Offering, as of December 31, 2025, the Company raised $28,080 in gross proceeds and incurred $3,354 in organization and offering costs, including as of December 31, 2025, estimated accrued Trailing Fees payable in the future of $979.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2025, total operating expenses of the Company were $4,541, which did not exceed the 2%/25% Guidelines. For the four fiscal quarters ended December 31, 2024, total operating expenses of the Company were $4,978, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of December 31, 2025 and 2024, the Company owed its affiliates the following amounts:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Reimbursable under the Advisory Agreement	$65	$52
Reimbursable under the Dealer Manager Agreement	—	—
Advisory fees	175	205
Accrued Trailing Fees	16,332	17,126
Due to affiliates	$16,572	$17,383

Note to Affiliate	$5,383	$5,383
Unamortized discount	—	(79)
Note to Affiliate, net of unamortized discount	$5,383	$5,304

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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fess of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

(i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such public offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the year ended December 31, 2025, 16,713 Class T Shares were converted to 16,858 Class N Shares. For the year ended December 31, 2024, 50,889 Class T Shares were converted to 51,298 Class N Shares. For the year ended December 31, 2023, 235,145 Class T Shares were converted to 236,883 Class N Shares.

Class Z shares are expected to be sold only in a private offering to RREEF America. On January 28, 2025, 75,000 Class I shares owned by RREEF America were exchanged for 74,944 Class Z shares. On October 7, 2025, 75,000 additional Class I shares owned by RREEF America were exchanged for 75,000 Class Z shares. Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees. Also see Note 17.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During the years ended December 31, 2025, 2024 and 2023, the Company issued common stock, excluding shares issued in the distribution reinvestment plan and Compensation Plan (defined below), as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount
Class A Shares	—	$—	2,151	$30	70,103	$1,095
Class D Shares	370,645	5,000	2,937	40	222,400	3,628
Class I Shares	346,200	4,628	250,627	3,427	502,534	7,529
Class M-I Shares	—	—	53,267	725	140,806	2,076
Class N Shares converted from Class T Shares, net	145	—	409	—	1,738	—
Class T Shares	—	—	—	—	2,879	45
Class T2 Shares	32,035	440	83,514	1,163	199,214	3,175
Total	749,025	$10,068	392,905	$5,385	1,139,674	$17,548

There were no Class S Shares issued as of December 31, 2025.

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
December 31, 2025
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

For each quarter of 2023 and the first quarter of 2024, the Company received share redemption requests in excess of 5% of its combined NAV as of the last day of the immediately previous quarter. As a result of reaching the quarterly redemption volume limitation during these quarters, the Company did not accept any redemption requests during the applicable quarter following the date on which such limitation was reached. Stockholders who wished to request redemption of any unfulfilled requests were required to resubmit their redemption requests beginning on the first calendar day of the following quarter.

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
December 31, 2025
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
Under the New SRP, redemptions requested for each month from July 2024 through December 2025 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholder redemption requests for stockholder accounts with a value of under $500 (not in thousands) or that were due to death or applicable disability were satisfied in full while all other requests for each applicable month were satisfied on a prorated basis. During these months, proration rates ranged between 17% and 58%.

During the years ended December 31, 2025, 2024 and 2023, redemption requests were received as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Year Ended December 31, 2025	Shares	Weighted Average Share Price	Amount
Class A	822,111	$13.30	$10,930
Class I	1,532,133	13.37	20,488
Class T	535	13.50	7
Class D	879,058	13.41	11,789
Class N	74,186	13.24	982
Class M-I	19,565	13.23	259
Class T2	92,757	13.14	1,219
Total			$45,674

Year Ended December 31, 2024	Shares	Weighted Average Share Price	Amount
Class A	473,280	$13.55	$6,412
Class I	1,772,184	13.62	24,142
Class T	1,130	13.67	15
Class D	574,377	13.61	7,816
Class N	46,584	13.48	628
Class M-I	61,132	13.48	824
Class T2	58,086	13.54	786
Total			$40,623

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
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

Below is a summary of the activity, per share value and recognized expense for the Annual Share Grant Awards.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,442	$13.78	5,034	$14.90	1,869	$17.40
Changes during the period:
Granted	5,613	13.36	5,442	13.78	5,034	14.90
Vested	(5,442)	13.78	(5,034)	14.90	(1,869)	17.40
Forfeited	—	—	—	—	—	—
Outstanding, end of period	5,613	13.36	5,442	13.78	5,034	14.90

Amount included in general and administrative expenses	$74		$77		$63

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

Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 10) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. However, the unvested Annual Share Grant Awards are anti-dilutive or immaterially dilutive, and therefore are ignored in the diluted net income (loss) per share calculation for the years ended December 31, 2025, 2024 and 2023. The Company has not issued any dilutive or potentially dilutive securities, and thus the basic and diluted net income (loss) per share for a given class of common stock is the same for each period presented.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Year Ended December 31, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$4,272	$11,402	$48	$2,402	$731	$625	$868	$197
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$4,272	$11,402	$48	$2,402	$731	$625	$868	$197

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Denominator - weighted average number of common shares outstanding	3,512,004	9,374,452	39,698	1,975,206	601,011	513,540	713,146	162,072
Basic and diluted income per share:	$1.22	$1.22	$1.22	$1.21	$1.22	$1.22	$1.22	$1.22
	Year Ended December 31, 2024
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(16)	$(40)	$—	$(9)	$(2)	$(2)	$(2)	$—
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(16)	$(40)	$—	$(9)	$(2)	$(2)	$(2)	$—
Denominator - weighted average number of common shares outstanding	4,022,239	10,470,590	76,363	2,417,109	598,446	523,678	652,279	75,000
Basic and diluted net loss per share:	$—	$—	$—	$—	$—	$—	$—	$—
	Year Ended December 31, 2023
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$3,898	$10,935	$133	$2,571	$592	$396	$552	$69
Denominator - weighted average number of common shares outstanding	4,246,287	11,913,698	145,425	2,801,141	644,502	431,114	601,718	75,000
Basic and diluted net income per share:	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92	$0.92

NOTE 12 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to distribute dividends each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company's income and assets. The Company expects that its board of directors will continue to declare distributions payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT beginning the year ended December 31, 2013. Distributions for each month are payable on the first business day following the record date. Any distributions reinvested by the stockholders in accordance with the Company's distribution reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the first business day following the record date.

The tables below show the aggregate declared distribution amount for each period presented based on the actual declared amounts for such period. In July 2024, the Company slightly altered the timing of the distribution declarations and payment such that the distributions for a month are declared and paid at the beginning of the immediately following month. In accordance therewith, the distributions for the month of July were declared and paid at the beginning of August, and each subsequent month has followed a similar pattern. As a result, the December 2024 distribution is reflected in the column for the year ended December 31, 2025 because it was declared and paid in January 2025. In addition, on November 13, 2025, an extra distribution in the amount of $0.09 per share for each share class was paid to ensure the REIT distribution requirements under the IRS rules were satisfied for the year ended December 31, 2025. The tables below are based on when the distributions were actually paid.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Declared distribution amount per share, before adjustment for class-specific fees	$0.98935	$0.82447	$0.89946
Distributions paid or payable in cash	$9,245	$7,448	$8,124
Distributions reinvested	6,118	6,777	8,948
Distributions declared	$15,363	$14,225	$17,072
Class A Shares issued upon reinvestment	114,440	118,991	138,784
Class I Shares issued upon reinvestment	256,537	253,744	320,530
Class T Shares issued upon reinvestment	833	1,512	2,244
Class D Shares issued upon reinvestment	6,566	60,079	95,494
Class N Shares issued upon reinvestment	22,407	18,481	18,087
Class M-I Shares issued upon reinvestment	31,807	24,772	17,352
Class T2 Shares issued upon reinvestment	27,450	21,257	18,931

	Year Ended December 31,
	2025	2024	2023
Class A	$2,963	$2,798	$3,175
Class I	8,566	7,928	9,768
Class T	33	55	108
Class D	1,921	1,991	2,521
Class N	592	491	567
Class M-I	506	430	392
Class T2	621	470	473
Class Z	161	62	68
Distributions declared	$15,363	$14,225	$17,072

NOTE 13 — INCOME TAXES

The Company elected taxation as a REIT for federal income tax purposes for the year ended December 31, 2013. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualified dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

income tax purposes) constitute taxable gain. The characterization of the distributions is generally determined during the month of January following the close of the tax year, and is as follows for the years ended December 31, 2025, 2024 and 2023:

Characterization	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Ordinary income	—%	—%	—%
Capital gain distribution	74.0901	—	54.9313
Nondividend distributions (return of capital)	25.9099	100.0000	45.0687
Total	100.0000%	100.0000%	100.0000%

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15, $55 and $30 for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 14 — SEGMENT INFORMATION

For the year ended December 31, 2025, the Company had two reportable segments with separately reportable information: Real Estate Properties and Real Estate Equity Securities. For the years ended December 31, 2024 and 2023, the Company had three reportable segments with separately reportable information: Real Estate Properties, Real Estate Equity Securities and Real Estate Loans. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment, and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.
The following tables set forth the carrying value, revenue and the components of operating income (loss) of the Company's segments reconciled to total assets as of December 31, 2025 and 2024, and net income (loss) for the years ended December 31, 2025, 2024 and 2023.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Carrying value as of December 31, 2025	$352,388	$123	$—	$352,511
Receivables	7,810	—	—	7,810
Deferred leasing costs	2,036	—	—	2,036
Prepaid and other assets	1,592	—	—	1,592
Subtotal	$363,826	$123	$—	$363,949

Reconciliation to total assets of December 31, 2025
Carrying value per reportable segments				$363,949
Other assets				8,527
Total assets				$372,476

Carrying value as of December 31, 2024	$378,531	$122	$—	$378,653
Receivables	6,490	—	—	6,490
Deferred leasing cost	1,870	—	—	1,870
Prepaid and other assets	1,196	—	—	1,196
Subtotal	$388,087	$122	$—	$388,209

Reconciliation to total assets of December 31, 2024
Carrying value per reportable segments				$388,209
Other assets				9,777
Total assets				$397,986

	Real Estate Properties	Real Estate Equity Securities	Real Estate Loans	Total
Year Ended December 31, 2025
Property related income	$40,106	$—	$—	$40,106
Investment income on marketable securities	—	5	—	5
Total revenues	40,106	5	—	40,111
Property operating expenses	(12,272)	—	—	(12,272)
Administration expenses	—	(22)	—	(22)
Net realized gain on sale of real estate	22,424	—	—	22,424
Net realized gain upon sale of marketable securities	—	2	—	2
Net unrealized change in fair value of investment in marketable securities	—	(5)	—	(5)
Operating income (loss) - segments	$50,258	$(20)	$—	$50,238

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

Year Ended December 31, 2024
Property related income	$38,771	$—	$—	$38,771
Investment income on marketable securities	—	4	—	4
Total revenues	38,771	4	—	38,775
Property operating expenses	(12,146)	—	—	(12,146)
Administration expenses	—	(22)	—	(22)
Provision for impairment of real estate	(2,201)	—	—	(2,201)
Net realized gain on sale of real estate	4,256	—	—	4,256
Net realized gain upon sale of marketable securities	—	9	—	9
Net realized gain upon partial sale of investment in CMBS Trust	—	—	2,321	2,321
Net unrealized change in fair value of investment in marketable securities	—	—	—	—
Change in net assets of consolidated CMBS trust	—	—	(1,474)	(1,474)
Operating income (loss) - segments	$28,680	$(9)	$847	$29,518

Year Ended December 31, 2023
Property related income	$41,904	$—	$—	$41,904
Investment income on marketable securities	—	46	—	46
Total revenues	41,904	46	—	41,950
Property operating expenses	(12,728)	—	—	(12,728)
Administration expenses	—	(27)	—	(27)
Net realized gain on sale of real estate	17,980	—	—	17,980
Net realized gain upon sale of marketable securities	—	3,476	—	3,476
Loss on extinguishment of debt	(131)	—	—	(131)
Net unrealized change in fair value of investment in marketable securities	—	(1,279)	—	(1,279)
Change in net assets of consolidated CMBS trust	—	—	2,598	2,598
Operating income - segments	$47,025	$2,216	$2,598	$51,839

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
December 31, 2025
(in thousands, except share and per share data)

	Year Ended December 31,
Reconciliation to net income (loss)	2025	2024	2023
Operating income - segments	$50,238	$29,518	$51,839
General and administrative expenses	(2,277)	(2,443)	(2,373)
Interest Income	125	153	—
Advisory expenses	(2,257)	(2,565)	(3,099)
Depreciation	(9,913)	(9,627)	(10,844)
Amortization	(1,887)	(2,239)	(4,200)
Operating income	34,029	12,797	31,323
Interest expense	(13,484)	(12,868)	(12,177)
Net income (loss)	$20,545	$(71)	$19,146

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

NOTE 17 — SUBSEQUENT EVENTS

On February 25, 2026 (the “Effective Date”), the Company entered into a subscription agreement with RREEF Fund Holding LLC, a Delaware limited liability company and an affiliate of the Company’s advisor (the “Investor”), whereby the Investor purchased for cash on the Effective Date $15,000,000 of Class Z shares at a price per share equal to the net asset value per share of the Class Z shares calculated as of the close of business on the Effective Date. The Class Z shares purchased in this transaction are subject to the provisions of the Company’s share redemption plan pari passu with the Company’s other stockholders.

RREEF PROPERTY TRUST, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

			Initial cost (A)			Gross Amount at Which Carried at December 31, 2025 (B)
Property Name		Encumbrance	Land	Buildings & Improvements (F)	Capitalized Cost Subsequent to Acquisition / Impairment	Land, Buildings & Improvements Total (C)	Accumulated Depreciation and Amortization (D)	Date Constructed	Date Acquired	Depreciable Lives
Wallingford Plaza, Seattle, WA, Mixed-Use (Office over Retail)	(H)	$6,353	$3,713	$9,015	$712	$13,440	$(3,637)	1916	12/18/2013	5 - 40
Commerce Corner, Logan Township, NJ, Industrial	(E)	51,560	3,397	16,353	28,003	47,753	(7,305)	1998	4/11/2014	5 - 40
Shops at Terra Nova Plaza, Chula Vista, CA, Retail	(E)	15,112	10,628	11,222	1,139	22,989	(2,370)	1986	10/2/2014	5 - 40
The Flats at Carrs Hill, Athens, GA, University of GA Student Housing	(G)	25,500	3,057	23,856	3,297	30,211	(12,240)	2013	9/30/2015	5 - 27.5
Loudoun Gateway I, Sterling, VA, Office	(E)	11,628	2,042	19,908	76	22,026	(14,068)	1998	12/21/2015	5 - 40
Elston Plaza, Chicago, IL, Retail	(I)	16,107	17,767	11,029	179	28,974	(3,717)	1983	12/31/2018	5 - 40
Providence Square, Marietta, GA, Retail	(J)	29,700	9,742	45,319	462	55,523	(14,086)	1990	9/16/2019	5 - 40
Seattle East Industrial, Redmond, WA, Industrial	(K)	45,140	50,692	30,946	—	81,638	(7,455)	2013	12/17/2019	5 - 40
The Glenn, Centennial, CO, Residential	(L)	66,000	10,309	118,330	1,758	130,397	(22,703)	2018	11/19/2021	5 - 27.5
Total Investments in Real Estate		$267,100	$111,347	$285,978	$35,626	$432,951	$(87,581)

(A) The initial cost to the Company represents the original purchase price of the property.

(B) The aggregate cost of real estate owned at December 31, 2025 for federal income tax purposes was approximately $439,569 (unaudited).

(C)	Reconciliation of real estate owned for the years ended December 31:	2025	2024	2023
	Balance at January 1	$459,336	$444,639	$492,862
	Acquisitions	—	—	—
	Dispositions	(31,587)	(4,774)	(52,587)
	Additions	5,202	19,471	4,364
	Balance at December 31	$432,951	$459,336	$444,639

(D)	Reconciliation of accumulated depreciation and amortization for the years ended December 31:	2025	2024	2023
	Balance at January 1	$88,289	$78,784	$83,169
	Depreciation and amortization expense	10,752	10,655	5,973
	Write off due to disposals	(11,460)	(1,150)	(10,358)
	Balance at December 31	$87,581	$88,289	$78,784

(E)         Encumbrance of $78,300 is from the line of credit that is secured by the properties listed above.
(F)         Includes gross intangible lease assets of $47,539 and gross intangible lease liabilities of $17,883.
(G)        Flats at Carrs Hill has an encumbrance of $25,500 from Nationwide Life Insurance Company.
(H)        Wallingford Plaza has an encumbrance of $6,353 from Transamerica Life Insurance Company.
(I)          Elston Plaza has an encumbrance of $16,107 from State Farm Life Insurance Company.
(J)         Providence Square has an encumbrance of $29,700 from Nationwide Life Insurance Company.
(K)         Seattle East Industrial has an encumbrance of $45,140 from JPMorgan Chase Bank.
(L)     The Glenn has an encumbrance of $66,000 from Massachusetts Mutual Life Insurance Company.