Form 10-Q
period 2026-03-31
RREEF Property Trust, Inc.
filed 2026-05-14
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 12, 2026, the registrant had 3,019,912 shares of Class A common stock, $.01 par value, outstanding, 8,294,795 shares of Class I common stock, $.01 par value, outstanding, 11,128 shares of Class T common stock, $.01 par value, outstanding, 1,472,533 shares of Class D common stock, $.01 par value, outstanding, 566,120 shares of Class N common stock, $.01 par value, outstanding, 482,671 shares of Class M-I common stock, $.01 par value, outstanding, 587,643 shares of Class T2 common stock, $.01 par value, outstanding, 1,365,629 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate assets, net	$318,209	$352,388
Investment in marketable securities	131	123
Cash and cash equivalents	6,904	7,110
Restricted cash	—	126
Receivables, net of allowance for doubtful accounts of $81 and $111, respectively	6,631	7,834
Deferred leasing costs, net of amortization of $2,000 and $1,957, respectively	1,861	2,036
Prepaid and other assets	3,294	2,859
Total assets	$337,030	$372,476
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$63,431	$77,380
Mortgage loans payable, net	172,197	188,292
Accounts payable and accrued expenses	5,415	6,390
Due to affiliates	16,344	16,572
Note to affiliate	5,383	5,383
Acquired below market lease intangibles, less accumulated amortization of $8,146 and $10,865, respectively	445	7,018
Other liabilities	1,834	1,995
Total liabilities	265,049	303,030
Stockholders' Equity:
Class A common stock, 3,060,115 and 3,184,801 issued and outstanding, respectively	30	31
Class D common stock, 1,480,909 and 1,577,740 issued and outstanding, respectively	15	16
Class I common stock, 8,417,067 and 8,785,376 issued and outstanding, respectively	84	87
Class M-I common stock, 509,730 and 518,159 issued and outstanding, respectively	5	5
Class N common stock, 567,493 and 565,373 issued and outstanding, respectively	6	6
Class T common stock, 11,059 and 34,820 issued and outstanding, respectively	1	1
Class T2 common stock, 633,123 and 657,255 issued and outstanding, respectively	6	6
Class Z common stock, 1,365,629 and 224,944 issued and outstanding, respectively	14	2
Additional paid in capital	182,224	176,013
Deficit	(110,404)	(106,721)
Total stockholders' equity	71,981	69,446
Total liabilities and stockholders' equity	$337,030	$372,476
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Property related income	$8,693	$10,053
Interest income	44	46
Investment income on marketable securities	1	1
Total revenues	8,738	10,100
Expenses
General and administrative expenses	876	664
Property operating expenses	2,132	3,341
Advisory fees	508	591
Depreciation	2,384	2,373
Amortization	421	460
Total operating expenses	6,321	7,429
Net realized gain (loss) upon sale of real estate	231	(91)
Net realized (loss) gain upon sale of marketable securities	(1)	1
Net unrealized change in fair value of investment in marketable securities	7	(3)
Operating income	2,654	2,578
Interest expense	(3,079)	(3,376)
Net loss	$(425)	$(798)
Basic and diluted net loss per share:
Class A common stock	$(0.03)	$(0.04)
Class I common stock	$(0.03)	$(0.04)
Class T common stock	$(0.03)	$(0.04)
Class D common stock	$(0.03)	$(0.05)
Class N common stock	$(0.03)	$(0.04)
Class M-I common stock	$(0.03)	$(0.04)
Class T2 common stock	$(0.03)	$(0.04)
Class Z common stock	$(0.03)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2025	—	$—	15,548,468	$154	$176,013	$(106,721)	$69,446
Issuance of common stock	—	—	1,176,605	12	15,458	—	15,470
Issuance of common stock through the distribution reinvestment plan	—	—	93,561	1	1,215	—	1,216
Redemption of common stock	—	—	(774,894)	(6)	(10,136)	—	(10,142)
Distributions to investors	—	—	—	—	—	(3,258)	(3,258)
Offering costs	—	—	—	—	(344)	—	(344)
Share-based compensation	—	—	1,385	—	18	—	18
Net loss	—	—	—	—	—	(425)	(425)
Balance, March 31, 2026	—	$—	16,045,125	$161	$182,224	$(110,404)	$71,981
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(425)	$(798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,384	2,373
Net realized (gain) loss upon sale of real estate	(231)	91
Net realized loss (gain) from sale of marketable securities	1	(1)
Net unrealized (gain) loss on investments held at fair value	(7)	3
Share-based compensation	18	19
Amortization of intangible lease assets and liabilities	329	370
Amortization of deferred financing costs	147	229
Straight line rent	(132)	(375)
Amortization of discount on note to affiliate	—	50
Changes in assets and liabilities:
Receivables, net	(521)	(131)
Deferred leasing costs	(21)	(22)
Prepaid and other assets	(504)	(830)
Accounts payable and accrued expenses	532	199
Other liabilities	(174)	124
Due to affiliates	(6)	34
Net cash provided by operating activities	1,390	1,335
Cash flows from investing activities:
Proceeds from sale of real estate assets	25,736	4,574
Improvements to real estate assets	(592)	(1,721)
Investment in marketable securities	(18)	(25)
Proceeds from sale of marketable securities	16	25
Net cash provided by investing activities	25,142	2,853
Cash flows from financing activities:
Proceeds from line of credit	3,700	5,200
Repayment of line of credit	(17,750)	—
Repayment of mortgage loans payable	(16,141)	(121)
Proceeds from issuance of common stock	15,345	6,530
Payment of offering costs	(561)	(487)
Distributions to investors	(2,042)	(2,123)
Redemption of common stock	(9,415)	(12,142)
Net cash used in financing activities	(26,864)	(3,143)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(332)	1,045
Cash, cash equivalents, and restricted cash beginning of period	7,236	8,506
Cash, cash equivalents, and restricted cash end of period	$6,904	$9,551
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Three Months Ended March 31,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2026	2025
Common stock issued through the distribution reinvestment plan	$1,216	1,541
Proceeds from issuance of common stock not yet received	125	75
Redemption of common stock not yet paid	2,894	2,303
Accrued offering costs not yet paid	157	169
Capital expenditures not yet paid	61	464

Supplemental Cash Flow Disclosures:
Interest paid	$3,027	$3,112

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

On August 10, 2023, the Company commenced its fourth public offering, which is currently ongoing (the “Fourth Public Offering”). In the Fourth Public Offering, the Company is offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares. The Class N and Class T shares are available for purchase only through the Company's distribution reinvestment plan (also see Note 9).

The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company's public offerings (also see Note 8).

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
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively. The Company's NAV per share for its Class S shares will be available on the Company's website and via NASDAQ's Mutual Fund Quotation System once the first sale of shares for the share class has occurred.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2026. The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statements of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amount of restricted cash included therein was zero and $126 as of March 31, 2026 and December 31, 2025, respectively. Restricted cash as of December 31, 2025 was an escrow holdback resulting from the sale of the Hialeah II property, which was resolved during the three months ended March 31, 2026.

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
less costs to sell. During the three months ended March 31, 2026 and 2025, the Company recorded no provision for impairment of real estate investments.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of March 31, 2026 and December 31, 2025, the Company has accrued $16,019 and $16,238, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
March 31, 2026
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of March 31, 2026, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three months ended March 31, 2026 and 2025, the Company had no Real Estate Loans. Also see Note 13.

Net Earnings or Loss Per Share

Net earnings or loss per share is calculated using the two-class method. The two-class method is utilized when an entity (1) has different classes of common stock that participate differently in net earnings or loss, or (2) has issued participating securities, which are securities that participate in distributions separately from the entity’s common stock. Pursuant to the advisory agreement between the Company, the Operating Partnership and RREEF America (see Note 8), RREEF America may earn a performance component of the advisory fee which is calculated separately for each class of common stock which therefore may result in a different allocation of net earnings or loss to each class of common stock. In addition, the Company grants restricted Class D common stock to its independent directors (see Note 9), which qualify as participating securities.

Risks and Uncertainties

As of March 31, 2026 and December 31, 2025, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and the Middle East, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum monthly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption program. Also see Notes 7 and 9.

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
The Company's investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
The following table details the Company’s assets measured at fair value on a recurring basis.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$131	$—	$—	$131

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$123	$—	$—	$123
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable.
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $64,250 and $78,300 as of March 31, 2026 and December 31, 2025, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $167,621 and $183,521 as of March 31, 2026 and December 31, 2025, respectively. If the valuation of the Company's properties as of March 31, 2026 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $4,900 and $4,200 as of March 31, 2026 and December 31, 2025, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of March 31, 2026 and December 31, 2025.

				Range
	Fair Value at March 31, 2026	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$64,250	Discounted cash flow	Loan to value	43.4%	43.4%	43.4%
			Market interest rate	5.92%	5.92%	5.92%
Mortgage Loans Payable	167,621	Discounted cash flow	Loan to value	48.0%	66.9%	58.2%
			Market interest rate	5.31%	6.49%	5.85%
Note to Affiliate	4,900	Discounted cash flow	Market interest rate	6.00%	6.00%	6.00%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
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

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	March 31, 2026	December 31, 2025
Land	$93,581	$111,348
Buildings and improvements, less accumulated depreciation of $58,321 and $59,070, respectively	216,002	227,492
Furniture, fixtures and equipment, less accumulated depreciation of $3,921 and $3,764, respectively	1,585	1,621
Acquired intangible lease assets, less accumulated amortization of $32,345 and $35,612, respectively	7,041	11,927
Investment in real estate assets, net	$318,209	$352,388

The Company acquired no real estate property during three months ended March 31, 2026 and 2025.

On February 28, 2025, the Company sold Heritage Parkway to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $5,000. The Heritage Parkway sale resulted in a net realized loss of $91.

On March 17, 2026, the Company sold Elston Plaza to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $27,000. The Elston Plaza sale resulted in a net realized gain of $231.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of March 31, 2026, the Company owned 8 properties with a total of 36 commercial leases. As of March 31, 2025, the Company owned 11 properties with a total of 48 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Lease revenue (1)	$8,473	$9,589
Straight-line revenue	132	375
Above- and below-market lease amortization, net	114	115
Lease incentive amortization	(26)	(26)
Property related income	$8,693	$10,053

(1) Lease revenue includes $485 and $1,274 of variable income from tenant reimbursements for the three months ended March 31, 2026 and 2025, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of March 31, 2026 are as follows:

Year	Amount
2026 (remainder)	$14,117
2027	17,571
2028	15,941
2029	13,006
2030	9,548
Thereafter	67,141
$137,324
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $2,863 of lease revenue for the three months ended March 31, 2026.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three months ended March 31, 2026 and 2025 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Commerce Corner, Logan Township, NJ	21.0%	16.9%
The Glenn, Centennial, CO	19.9	17.6
Providence Square, Marietta, GA	14.4	11.3
Flats at Carrs Hill, Athens, GA	13.0	11.9
Seattle East Industrial, Redmond, WA	12.5	10.8
Total	80.8%	68.5%

	Percent of property related income
Tenant	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Performance Food Group, Inc. - Commerce Corner	18.5%	14.9%
FedEx Ground - Seattle East Industrial	12.5	10.8
Total	31.0%	25.7%

The Company's tenants representing more than 10% of in-place annualized base rental revenues as of March 31, 2026 and 2025 were as follows:

	Percent of in-place annualized base rental revenues as of
Property	March 31, 2026	March 31, 2025
Performance Food Group, Inc. - Commerce Corner	14.5%	12.8%
FedEx Ground - Seattle East Industrial	13.6	12.4
Northrop Grumman Systems Inc. - Loudoun Gateway	11.1	9.9
Total	39.2%	35.1%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	March 31, 2026	December 31, 2025
Marketable securities—cost	$100	$99
Unrealized gains	35	28
Unrealized losses	(4)	(4)
Net unrealized gain	31	24
Marketable securities—fair value	$131	$123

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended March 31, 2026 and 2025, marketable securities sold

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
generated proceeds of $16 and $25, respectively, resulting in gross realized gains of $1 and $2, respectively, and gross realized losses of $2 and $1, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. The Company continued to serve as limited guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below); (c) require that the Company maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. Pursuant to the Fifth Amendment, the Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

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
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

As of March 31, 2026 and December 31, 2025, the borrowers' maximum borrowing capacity was $82,453 and $82,324, respectively, and the borrowers' outstanding balance was $64,250 and $78,300, respectively. As of March 31, 2026 and December 31, 2025, the weighted average interest rate was 5.92% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. The Company was in compliance with all applicable financial covenants as of March 31, 2026.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at March 31, 2026 and December 31, 2025.

	Balance at
Lender	March 31, 2026	December 31, 2025
Wells Fargo/CIBC	$64,250	$78,300
Deduct: Deferred financing costs, less accumulated amortization	(819)	(920)
Line of credit, net	$63,431	$77,380

Mortgage Loans

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at March 31, 2026 and December 31, 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

		Balance at
Lender	Encumbered Property	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date
State Farm Life Insurance Company¹	Elston Plaza	$—	$16,107	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,318	6,353	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$172,658	$188,800
Deduct: Deferred financing costs, less accumulated amortization		(461)	(508)
Mortgage loans payable, net		$172,197	$188,292

¹On March 17, 2026, the Company sold Elston Plaza. The sales proceeds were used to fully repay the outstanding balance of the State Farm Life Insurance Company loan and reduce the outstanding balance under the Wells Fargo Line of Credit.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2026 are as follows:

Year	Amount
2026 (remainder)	$105
2027	145
2028	136,318
2029	74,840
2030	25,500
Thereafter	—
Total	$236,908

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company's investments in accordance with an advisory agreement between RREEF America, the Operating Partnership and the Company (the "Advisory Agreement"). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Company's board of directors, including the approval of a majority of the Company's independent directors. The Advisory Agreement has a current expiration date of August 2, 2027. There is no limit to the number of terms for which the Advisory Agreement can be renewed.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Fixed component	$508	$591
Performance component	—	—
	$508	$591

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

For the three months ended March 31, 2026 and 2025, RREEF America incurred $51 and $58 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of March 31, 2026 and December 31, 2025, the Company had a payable to RREEF America of $53 and $65, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of March 31, 2026, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount was being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended March 31, 2025, the Company amortized $50 of the discount on the Note to Affiliate into interest expense. As of June 30, 2025, the discount on the Note to Affiliate was fully amortized.

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
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of March 31, 2026 and December 31, 2025, the Company has accrued $91 and $94, respectively, in Trailing Fees currently payable to the Dealer Manager, and $16,019 and $16,238, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended March 31, 2026 and 2025, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling zero and $10, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three months ended March 31, 2026 and 2025, the Company did not reimburse the Dealer Manager for any such costs and there were no amounts included in Due to Affiliates on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of March 31, 2026, estimated accrued Trailing Fees payable in the future of $1,346.
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of March 31, 2026, estimated accrued Trailing Fees payable in the future of $5,435.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of March 31, 2026, estimated accrued Trailing Fees payable in the future of $8,249.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
For the Fourth Public Offering, as of March 31, 2026, the Company had raised $29,750 in gross proceeds and incurred $3,697 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $989.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2026, total operating expenses of the Company were $4,669, which did not exceed the 2%/25% Guidelines.
Due to Affiliates and Note to Affiliate
In accordance with all the above, as of March 31, 2026 and December 31, 2025, the Company owed its affiliates the following amounts:

	March 31, 2026	December 31, 2025
Reimbursable under the Advisory Agreement	$53	$65
Advisory fees	181	175
Accrued Trailing Fees	16,110	16,332
Due to affiliates	$16,344	$16,572

Note to Affiliate	$5,383	$5,383

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
March 31, 2026
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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account for a given public offering has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three months ended March 31, 2026, 19,251 Class T shares were converted to 19,435 Class N shares, respectively. For the three months ended March 31, 2025, 11,505 Class T shares were converted to 11,602 Class N shares, respectively.

Class Z shares are expected to be sold only in a private offering to RREEF America. On January 28, 2025, 75,000 Class I shares owned by RREEF America were exchanged for 74,944 Class Z shares. On October 7, 2025, 75,000 additional Class I shares owned by RREEF America were exchanged for 75,000 Class Z shares. On February 26, 2026, RREEF Fund Holding LLC, an affiliate of the Company's advisor, purchased $15,000 of Class Z shares. Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During three months ended March 31, 2026 and 2025, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	No. of shares	Amount	No. of shares	Amount
Class A Shares	—	$—	—	$—
Class D Shares	—	—	370,645	5,000
Class I Shares	35,736	470	97,368	1,315
Class M-I Shares	—	—	—	—
Class N Shares converted from Class T Shares, net	184	—	97	—
Class T Shares	—	—	—	—
Class T2 Shares	—	—	20,998	290
Class Z Shares	1,140,685	15,000	—	—
Total	1,176,605	$15,470	489,108	$6,605

There were no Class S Shares issued as of March 31, 2026.

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

Share Redemption Plan

In an effort to provide the Company's stockholders with liquidity in respect of their investment in shares of the Company's common stock, the Company has adopted a share redemption plan (the "SRP"). Pursuant to the SRP, stockholders of the Company may request, on a monthly basis, that the Company redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of the Company’s combined NAV per month and no more than 5.0% of the Company’s combined NAV per calendar quarter, with the Company’s combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, the Company will post the Redemption Price for each class of shares of common stock on its website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, the Company may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

Each redemption request will be evaluated by the Company in consideration of rules and regulations promulgated by the Internal Revenue Service with respect to dividend equivalent redemptions. Redemptions that

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
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

Under the SRP, redemptions requested for January 2026 and March 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3% and 79.4% of the amount requested for the months of January and March 2026, respectively. For the month of February 2026, redemptions requested were below the 2% monthly limit, and therefore 100% of all redemption requests received were honored.

During the three months ended March 31, 2026 and 2025, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended March 31, 2026	Shares	Weighted Average Share Price	Amount
Class A	148,662	$13.04	$1,939
Class I	456,058	13.11	5,979
Class T	4,652	13.15	61
Class D	99,393	13.12	1,304
Class N	21,633	13.00	281
Class M-I	15,562	12.97	202
Class T2	28,934	12.99	376

Three Months Ended March 31, 2025	Shares	Weighted Average Share Price	Amount
Class A	200,927	$13.40	$2,693
Class I	444,733	13.49	6,001
Class T	535	13.50	7
Class D	229,956	13.51	3,107
Class N	2,844	13.40	38
Class M-I	4,985	13.39	67
Class T2	1,652	13.31	22

The Company's board of directors has the discretion to suspend or modify the SRP at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company's stockholders,

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
(2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company's board of directors may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company's assets.

Share-Based Compensation

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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,613	$13.36	5,442	$13.78
Changes during the period:
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding, end of period	5,613	13.36	5,442	13.78
Amount included in general and administrative expenses	$18		$19

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
Share Grant Awards were anti-dilutive or immaterially dilutive for the three months ended March 31, 2026 and 2025.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended March 31, 2026
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(85)	$(233)	$(1)	$(41)	$(15)	$(14)	$(18)	$(18)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(85)	$(233)	$(1)	$(41)	$(15)	$(14)	$(18)	$(18)
Denominator - weighted average number of common shares outstanding	3,155,405	8,648,465	24,416	1,526,479	566,740	514,258	653,066	668,544
Basic and diluted loss per share:	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Three Months Ended March 31,2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(172)	$(433)	$(2)	$(103)	$(27)	$(23)	$(32)	$(6)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(172)	$(433)	$(2)	$(103)	$(27)	$(23)	$(32)	$(6)
Denominator - weighted average number of common shares outstanding	3,848,925	9,679,441	48,524	2,291,668	604,630	508,030	708,636	127,461
Basic and diluted loss per share:	$(0.04)	$(0.04)	$(0.04)	$(0.05)	$(0.04)	$(0.04)	$(0.04)	$(0.04)

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
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)
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

The tables below show the aggregate declared distribution amount for each period presented based on the actual amounts paid for such period.

	Three Months Ended March 31
	2026	2025
Declared distribution amount per share, before adjustment for class-specific fees	$0.22492	$0.22487
Distributions paid or payable in cash	$2,042	$2,122
Distributions reinvested	1,216	1,541
Distributions declared	$3,258	$3,663
Class A Shares issued upon reinvestment	23,976	30,617
Class I Shares issued upon reinvestment	52,013	63,688
Class T Shares issued upon reinvestment	142	291
Class D Shares issued upon reinvestment	1,177	1,671
Class N Shares issued upon reinvestment	4,318	5,198
Class M-I Shares issued upon reinvestment	7,133	7,149
Class T2 Shares issued upon reinvestment	4,802	6,433

	Three Months Ended March 31
	2026	2025
Class A	$605	$734
Class I	1,796	2,001
Class T	6	9
Class D	345	502
Class N	126	136
Class M-I	115	114
Class T2	129	139
Class Z	136	28
Distributions declared	$3,258	$3,663

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
March 31, 2026
(Unaudited)
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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15 for each of the three months ended March 31, 2026 and 2025.

NOTE 13 — SEGMENT INFORMATION

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three months ended March 31, 2026 and 2025, the Company had two reportable segments with separately reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of March 31, 2026 and December 31, 2025 and net income (loss) for the three months ended March 31, 2026 and 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of March 31, 2026	$318,209	$131	$318,340
Receivables	6,491	—	6,491
Deferred leasing costs	1,861	—	1,861
Prepaid and other assets	1,710	—	1,710
Subtotal	$328,271	$131	$328,402

Reconciliation to total assets of March 31, 2026
Carrying value per reportable segments			$328,402
Other assets			8,628
Total assets			$337,030

Carrying value as of December 31, 2025	$352,388	$123	$352,511
Receivables	7,810	—	7,810
Deferred leasing costs	2,036	—	2,036
Prepaid and other assets	1,592	—	1,592
Subtotal	$363,826	$123	$363,949

Reconciliation to total assets of December 31, 2025
Carrying value per reportable segments			$363,949
Other assets			8,527
Total assets			$372,476

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2026	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,693	$—	$8,693
Investment income on marketable securities	—	1	1
Total revenues	8,693	1	8,694
Property operating expenses	(2,132)	—	(2,132)
Administration expenses	—	(6)	(6)
Net realized gain on sale of real estate	231	—	231
Net realized loss upon sale of marketable securities	—	(1)	(1)
Net unrealized change in fair value of investment in marketable securities	—	7	7
Operating income - segments	$6,792	$1	$6,793

Three Months Ended March 31, 2025
Property related income	$10,053	$—	$10,053
Investment income on marketable securities	—	1	1
Total revenues	10,053	1	10,054
Property operating expenses	(3,341)	—	(3,341)
Administration expenses	—	(6)	(6)
Net realized loss on sale of real estate	(91)	—	(91)
Net realized gain upon sale of marketable securities	—	1	1
Net unrealized change in fair value of investment in marketable securities	—	(3)	(3)
Operating income (loss) - segments	$6,621	$(7)	$6,614

	Three Months Ended March 31,
Reconciliation to net income (loss)	2026	2025
Operating income - segments	$6,793	$6,614
Interest income	44	46
General and administrative expenses	(870)	(658)
Advisory expenses	(508)	(591)
Depreciation	(2,384)	(2,373)
Amortization	(421)	(460)
Operating income	2,654	2,578
Interest expense	(3,079)	(3,376)
Net loss	$(425)	$(798)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
March 31, 2026
(Unaudited)
(in thousands, except share and per share data)

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

NOTE 16 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and concluded that no material subsequent events have occurred since March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q, or this Quarterly Report. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. We further invite you to visit our website, www.rreefpropertytrust.com, where we routinely post additional information about our Company, such as, without limitation, our daily net asset value, or NAV, per share. The contents of our website may be deemed material and are not incorporated by reference. The terms “we,” “us,” “our” and the “Company” refer to RREEF Property Trust, Inc. and its subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our board of directors has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on August 2, 2027.

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

Portfolio Information

Real Estate Property Portfolio

As of March 31, 2026, we owned 8 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of March 31, 2026, our weighted average remaining lease term for active leases was 6.7 years. The following table sets forth certain additional information about the properties we owned as of March 31, 2026:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza	Chula Vista, CA	96,114	2	100.0
Providence Square(3)	Marietta, GA	222,805	26	99.3
Retail Total		349,680	32	98.5
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		611,222	3	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	96.5
The Glenn	Centennial, CO	274,688	306	91.5
Residential Total		410,584	444	93.2
Grand Total		1,473,501	36/444	97.4%

(1) Leased percentage is based on executed leases as of March 31, 2026, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of March 31, 2026, our real estate equity securities portfolio consisted of publicly-traded common stock of 31 REITs with a value of $131 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

Real Estate Loan Portfolio

From October 2022 until July 2024, we had invested in certain certificates of commercial mortgage backed securities securitized through a trust. Since July 2024, we have not owned any real estate loan investments.

Market Outlook

U.S. commercial real estate started 2026 on a solid footing in our view, generating positive total returns for a seventh consecutive quarter according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in March 2026. NCREIF also reported in March 2026 that total returns have followed a consistent pattern, holding at about 1.25% quarterly (5% annualized) since the beginning of 2025. Further, the retail sector has been a clear outperformer, but all major sectors, including the office sector, have participated in the upturn, according to NCREIF in March 2026.

After nearly two years of recovery, we believe that a new cycle is underway, and likely we are in the early innings, in our view. There have been nine downturns since the 1950s, roughly one every eight years, according to the Federal Reserve in December 2025. In practice, however, cycles do not die of old age, in our view, rather they are overcome by the economy. All but one real estate cycle ended with recession, while the last one suffered an interest-rate shock (in 2023-24), per the Federal Reserve in December 2025. Indeed, our analysis suggests that over the past 30 years, gross domestic product (“GDP”) as reported by the Bureau of Economic Analysis (the “BEA”) in March 2026, and corporate bond yields as reported by Moody’s in March 2026, have contributed to 70% of real estate returns.

In our view, there is no escaping that the economy and interest rates will play a role in shaping the duration and amplitude of this cycle. Both factors are naturally uncertain, but on balance, we believe they are benign for real estate in 2026 and beyond.

Starting with the economy, last year, despite Liberation Day tariffs and an immigration crackdown, U.S. GDP expanded 2.1%, in line with its 20-year average of 2%, a pace that continued in the first quarter of 2026, as reported by the BEA in March 2026. Over the past three years, rampant investment in artificial intelligence (“AI”), as evidenced by technology investment jumping 64% according to the BEA in March 2026, coupled with wealth-fueled consumption as household financial assets increased by $35 trillion as reported by the Federal Reserve in March 2026, have bolstered economic activity. While conflict in the Middle East is a concern, we believe that the U.S., as a net energy exporter, is largely insulated from its adverse effects. In mid-April, the International Monetary Fund forecasted 2026 GDP growth of 2.3%, an upgrade from 2.0% the previous October.

Moving to interest rates, the Federal Reserve held its policy rate steady at its April meeting. As the Iran conflict has stoked inflation through energy prices, as reported by the Bureau of Labor Statistics (“BLS”) in April 2026, which is already above the Federal Reserve’s 2% target, financial markets have priced out expectations for further reductions this year, as reported by CME Group in April 2026. However, the CME Group reports in April 2026 that the Federal Reserve has not signaled an increase, and long-term corporate BAA bond yields as reported by Moody’s in April 2026, a strong predictor of capitalization rates (with a one-year lead) as reported by NCREIF in April 2026, have remained broadly stable and close to their average since 2023.

Moderate economic growth and stable interest rates, a macroeconomic backdrop similar to last year’s, would be enough to sustain real estate’s positive momentum, in our view. However, we believe that two additional factors will tip the scale in a more positive direction. First, we expect that structural forces will amplify economic support for demand. Second, we expect that supply will largely dissipate. This combination will, we believe, drive higher occupancies, rents, and real estate prices.

On the demand side, until recently, leasing was hampered by a series of post-COVID distortions, in our view. These include the lingering effects of work-from-home on the office sector, and a hangover from a pandemic boom in the apartment and industrial sectors (exacerbated, in the case of the industrial sector, by tariff uncertainty). However, we believe these forces have moved into reverse. In the office and apartment sectors, leasing as reported by CBRE – Econometric Advisors (“CBRE-EA”) in March 2026 is handily outpacing job creation as reported by the BLS in March 2026. This result is supported, in our view, by a return-to-office and the relative affordability of rental versus for-sale housing. CBRE-EA reported in March 2026 that leasing in the industrial sector has also picked up, in our view supported by e-commerce, and in some markets, onshoring and AI via supplying factories and data centers, while the drag from tariffs appears to be fading. Overall, after lagging for three years, growth in real estate demand according to CBRE-EA in March 2026 is now commensurate with that of the economy, according to the BEA in March 2026, and poised, in our view, to overshoot it.

Even more impactful, as well as predictable, in our view, is an impending supply slump. We believe that the 2023-24 real estate correction, alongside surging labor and materials costs, has upended the economics of development. CoStar reported in December 2025 that construction starts, as a share of inventory, have plunged 60% from their 2022 peak, pointing to an equivalent reduction in deliveries at least over the next 2-3 years. With real estate prices as reported by NCREIF in March 2026 sitting at about a 10%-15% discount to replacement costs as reported by Engineering News-Record in March 2026, varying across sectors and markets, rents and prices would need to rise considerably to rekindle development, in our view.

In short, we believe that steady economic growth, stable interest rates, firming structural demand, and dwindling supply will collectively sustain, and indeed enhance, real estate investment performance. Macro conditions are inherently uncertain, and could push returns in either direction, but in general, we believe they impose no greater risk to real estate than to other major asset classes, i.e. stocks and bonds.

Results of Operations

As of March 31, 2026, we owned 8 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Property related income	$8,693	$10,053	$(1,360)
Interest income	44	46	(2)
Investment income on marketable securities	1	1	—
Total revenues	8,738	10,100	(1,362)
Expenses
General and administrative expenses	876	664	212
Property operating expenses	2,132	3,341	(1,209)
Advisory fees	508	591	(83)
Depreciation	2,384	2,373	11
Amortization	421	460	(39)
Total operating expenses	6,321	7,429	(1,108)
Net realized gain (loss) upon sale of real estate	231	(91)	322
Net realized (loss) gain upon sale of marketable securities	(1)	1	(2)
Net unrealized change in fair value of investment in marketable securities	7	(3)	10
Operating income	2,654	2,578	76
Interest expense	(3,079)	(3,376)	297
Net loss	$(425)	$(798)	$373

Three Months Ended March 31, 2026 and 2025

Property Related Income

Property related income for the three months ended March 31, 2026 decreased compared to the corresponding period in 2025. This decline was primarily attributable to the dispositions of Palmetto Lakes and Hialeah II during 2025, as well as the disposition of Elston Plaza in the first quarter of 2026.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of March 31, 2026 and 2025, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $131 and $120, respectively, which pays distributions of approximately 3.8% per annum.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which generally are directors and officers insurance, audit fees, board of director compensation and legal costs. Compared to the three months ended March 31, 2025, the 2026 period saw higher general and administrative expenses which were driven by increased consulting costs and legal fees.

Property Operating Expenses

Property operating expenses for the three months ended March 31, 2026 decreased compared to the same period in 2025. The decline was primarily driven by property dispositions, including Heritage Parkway, Palmetto and Hialeah II in 2025, as well as Elston Plaza in 2026. The reduction in expenses was mainly attributable to decreases in utilities, maintenance and repairs, real estate taxes, and insurance costs.

Advisory Fees

The fixed component of the advisory fee pursuant to the advisory agreement is equal to 1% per annum of the NAV for each share class and is calculated and accrued daily and reflected in our NAV per share. The fixed component of the advisory fee was lower in the 2026 period compared to the 2025 period which is commensurate with the overall decrease in our average NAV due to fulfilling elevated share redemption requests and reduced capital raising.

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three months ended March 31, 2026 and 2025, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation expense slightly increased for the three months ended March 31, 2026 when compared to the same period in 2025. The increase was attributable to capital expenditures at various properties offset by decreases due to sold properties. Amortization for the three months ended March 31, 2026 decreased from the corresponding period in 2025, primarily due to sold properties.

Sale of Real Estate

On February 28, 2025, we sold Heritage Parkway for $5,000, resulting in a net realized loss of $91.

On March 17, 2026, we sold Elston Plaza for $27,000, resulting in a net realized gain of $231.

Marketable Securities

Our portfolio of publicly-traded REIT securities is rebalanced on a quarterly basis, resulting in a net realized gain or loss. Further, our securities portfolio is reported at fair value resulting in unrealized gains and losses being recognized in income.

Interest Expense

The decrease in interest expense for the three months ended March 31, 2026 compared to 2025 was primarily due to a lower total weighted average outstanding balance for all loans combined, along with lower weighted average interest rate on the Wells Fargo Line of Credit and reduced finance cost amortization. Our total outstanding loan balance as of March 31, 2026 consisted of 73% fixed rate loans and 27% floating rate loans.

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

Inflation

The rate of inflation as measured by the consumer price index is subject to countless economic, regulatory, geopolitical and population driven variables. The spike in inflation that occurred from mid-2021 through mid-2023 may recur in the future, as well as the economic impacts of the war in Iran, may have an impact on our property operating expenses.

With the exception of leases with tenants in residential properties, we seek to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions include annual contractual base rent increases, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases, annual reimbursement of operating expenses above a certain allowance. Notwithstanding these provisions, periods of excessive or prolonged inflation, as well as higher tariffs, interest rates and oil prices may negatively impact our tenants’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Due to the generally long-term nature of our commercial leases, and inflation, both from mid-2021 through mid-2023 and future inflation, contractual annual rent increases may not have been, and may not in the future be, sufficient to cover inflation and may result in rental rates that are below market. Leases in residential properties generally expire on an annual basis and do not typically present the same concerns regarding inflation protection due to their short-term nature and our ability to increase rents in an attempt to keep up with inflation.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of March 31, 2026:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$444,800	$27.56	$27.77	$27.92	$27.84	$27.59	$27.56	$27.43	$27.77
Investments in real estate equity securities (2)	131	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	11,878	0.74	0.74	0.74	0.74	0.74	0.74	0.73	0.74
Line of credit (4)	(64,250)	(3.98)	(4.01)	(4.02)	(4.02)	(3.99)	(3.98)	(3.96)	(4.01)
Mortgage loans payable (4)	(172,658)	(10.70)	(10.78)	(10.81)	(10.81)	(10.71)	(10.70)	(10.64)	(10.79)
Other liabilities, net (3)	(8,182)	(0.51)	(0.51)	(0.58)	(0.51)	(0.50)	(0.51)	(0.52)	(0.49)
Net asset value	$211,719	$13.12	$13.22	$13.26	$13.25	$13.14	$13.12	$13.05	$13.23
Note: No Class S shares were outstanding as of March 31, 2026.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of March 31, 2026, the value of our investments in real estate was approximately 9.0% more than their historical cost.

(2)  As of March 31, 2026, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of March 31, 2026, the value of our investments in real estate equity securities was approximately 30.6% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of March 31, 2026. This information will be provided for our office properties once we own at least two office properties.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.45%	6.49%
Industrial properties	6.96%	5.53%
Residential properties	7.00%	5.33%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of March 31, 2026.

	Discount Rate	Exit Capitalization Rate
Retail properties	1.8%	2.2%
Industrial properties	1.9%	2.6%
Residential properties	1.8%	2.8%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of March 31, 2026.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$71,981	$4.46	$4.48	$4.51	$4.50	$4.47	$4.46	$4.43	$4.49
Plus:
Unrealized gain on real estate investments (1)	36,749	2.28	2.30	2.30	2.30	2.28	2.28	2.27	2.30
Accumulated depreciation (2)	62,242	3.86	3.89	3.90	3.90	3.86	3.86	3.84	3.89
Accumulated amortization (2)	26,199	1.62	1.64	1.64	1.64	1.63	1.62	1.62	1.64
Deferred offering costs and expenses (3)	19,984	1.24	1.25	1.25	1.25	1.24	1.24	1.23	1.25
Less:
Deferred rent receivable (4)	(5,436)	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)	(0.34)
Net asset value	$211,719	$13.12	$13.22	$13.26	$13.25	$13.14	$13.12	$13.05	$13.23
Note: No Class S shares were outstanding as of March 31, 2026.

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

(3) The deferred costs and expenses of $19,984 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $16,019 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include $5,187 payable to our advisor which is reflected in due to affiliates and note to affiliate on our consolidated balance sheet but is not yet payable and will be deducted from the NAV as and when they are reimbursed to our advisor in accordance with the advisory agreement, the expense support agreement and the ESA letter agreement dated March 24, 2020 amending the advisory agreement and expense support agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation, as applicable, for (i) certain offering costs, (ii) performance fees and (iii) compensation costs related to the shares granted to our independent directors.

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

Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, global, national or regional events, such as the wars in Ukraine and the Middle East, tariffs, government shutdowns, higher interest rates, inflation, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio. The extent to which these events impact our investments and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

FFO

As defined by the National Association of Real Estate Investment Trusts ("Nareit"), FFO is a non-GAAP supplemental financial performance measure that excludes certain items such as real estate-related depreciation and amortization and the impact of certain non-recurring items such as impairment write-downs of real estate investments and realized gains and losses on sales of certain real estate assets. We believe FFO is a meaningful supplemental financial performance measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assume that the value of real estate assets diminishes predictably over time. Additionally, impairment write-downs related to a material decline in the value of a real estate investment and realized gains and losses on sales of certain real estate assets (such as real property or real estate related debt investments) generally occur infrequently. As a result, excluding these items from FFO aids our analysis of our ongoing operations. We use FFO as an indication of our operating performance and as a guide to making decisions about future investments.

AFFO

We believe that AFFO is a non-GAAP supplemental financial performance measure that is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. Compared to FFO, AFFO additionally excludes items such as acquisition-related costs (if expensed in accordance with GAAP), straight-line rent, amortization of above- and below-market lease intangibles and lease incentives, amortization of restricted stock awards, amortization of deferred financing costs, amortization of the discount on the note to affiliate, gains or losses on extinguishment of debt and the net unrealized change in the fair value of our investments in marketable securities.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended March 31,
	2026	2025
Net (loss)	$(425)	$(798)
Real estate related depreciation	2,384	2,373
Real estate related amortization	421	460
Realized (gain) loss on sale of real estate	(231)	91
Nareit defined FFO	$2,149	$2,126
Straight line rents, net	(132)	(375)
Amortization of above- and below-market lease intangibles, net	(114)	(115)
Amortization of lease incentive	26	26
Net unrealized change in fair value of investment in marketable securities	(7)	3
Amortization of restricted stock awards	18	18
Amortization of deferred financing costs	148	229
Amortization of discount on note to affiliate	—	50
AFFO	$2,088	$1,962

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our share redemption plan. As of March 31, 2026, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $25,237.

We may also satisfy our cash needs for acquisitions and material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated our secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. ("CIBC") to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate ("SOFR") plus a spread of 225 basis points. We continued to serve as limited guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

On August 25, 2025, the Wells Fargo Line of Credit was amended (the “Fifth Amendment”) to: (a) extend the maturity date from December 27, 2025 to April 1, 2028; (b) amend the calculation of the Borrowing Base Value (described below); (c) require us maintain a minimum liquidity amount of at least $1,000; (d) decrease the maximum commitment amount from $120,000 to $105,000; and (e) revise or eliminate certain covenants. The Borrowing Base Value is based on the sum of (1) the Loudoun Borrowing Base Value (described below) and (2) the lesser of (a) an amount equal to 65% of the aggregate value of all other properties in the collateral pool as determined by lender appraisals; and (b) an amount that results in a minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

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

As of March 31, 2026 and December 31, 2025, the borrowers' maximum borrowing capacity was $82,453 and $82,324, respectively, and the borrowers' outstanding balance was $64,250 and $78,300, respectively. As of March 31, 2026 and December 31, 2025, the weighted average interest rate was 5.92% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. As of March 31, 2026, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of March 31, 2026. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,318	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$172,658

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of March 31, 2026 are as follows:

Year	Amount
2026 (remainder)	$105
2027	145
2028	136,318
2029	74,840
2030	25,500
Thereafter	—
Total	$236,908

In the future, as our assets increase, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund acquisitions, redemptions or other needs. Interest rates available for both fixed and floating rate financing of property acquisitions are subject to numerous factors, including but not limited to higher U.S. Treasury rates, higher inflation, tariffs, bank failures and war, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of March 31, 2026, we owed $53 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a second letter agreement which superseded the previous letter agreement, which we refer to as the ESA letter agreement. The ESA letter agreement provides, in part, that our obligations to reimburse our advisor for expense payments under the expense support agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, which we refer to as the ESA commencement date. Since our inception through March 31, 2026, we raised $498,207 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the ESA letter agreement, our advisor agreed to permanently waive reimbursement of $3,567 of expense payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the expense support agreement. Beginning the month following the ESA commencement date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. In addition, pursuant to the ESA letter agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the expense support agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended March 31, 2026, our total operating expenses (as defined in our charter) were $4,669, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of March 31, 2026 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of March 31, 2026, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the three months ended March 31, 2026 was $1,390 while cash flow provided by operating activities during the three months ended March 31, 2025 was $1,335. The 2026 period was higher than the 2025 period primarily due to higher rents from the new lease with Floor & Decor at Terra Nova Plaza that started in late June 2025.

Cash flow provided by investing activities of $25,142 for the three months ended March 31, 2026 was driven by the sale of Elston Plaza. These cash inflows were partially offset by improvements to our real estate investments.

Cash flow provided by investing activities during the three months ended March 31, 2025 was $2,853, which was driven by the sale of Heritage Parkway offset by improvements to our real estate investments.

Cash flow used in financing activities was $26,864 for the three months ended March 31, 2026. We used the proceeds from the sale of Elston Plaza and capital raised in our offerings to repay the loan that encumbered Elston Plaza and reduce the outstanding balance on our Wells Fargo Line of Credit. Redemptions were funded with some of the aforementioned proceeds and with funds borrowed from our Wells Fargo Line of Credit.

Cash flow used in financing activities was $3,143 for the three months ended March 31, 2025. We used the proceeds from the sale of Heritage Parkway and capital raised in our offerings to pay redemptions.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22492	$0.22487
Distributions paid or payable in cash	$2,042	$2,122
Distributions reinvested	1,216	1,541
Distributions declared	$3,258	$3,663

Net cash provided by Operating Activities:	$1,390	$1,335

Funds From Operations:	$2,149	$2,126

For the three months ended March 31, 2026, our distributions were covered 42.7% by cash flow from operations and 57.3% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 ("Summary of Significant Accounting Policies") to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the most recent quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of March 31, 2026, we had $64,250 outstanding under our Wells Fargo line of credit bearing interest at approximately 5.92%, representing approximately a 67.0% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $321 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, such as was caused by the COVID-19 pandemic during parts of 2020, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, government shutdowns, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of March 31, 2026, we owned marketable securities with a value of $131. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of March 31, 2026 would result in a change of $13 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2026, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended March 31, 2026 that were not previously reported.

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

Under the SRP, redemptions requested for January and March 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3% and 79.4% of the amount requested for the months of January and March 2026, respectively. Redemption requests for February 2026 did not exceed the applicable monthly limit, and thus all redemptions requested were honored. The following table sets forth information regarding redemptions of shares of our common stock by month under the SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
January 1 - January 31, 2026	311,667	$13.02	311,667	(1)
February 1 - February 28, 2026	243,939	13.10	243,939	(1)
March 1 - March 31, 2026	219,288	13.18	219,288	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Advisory Agreement

On May 13, 2026, our board of directors approved the renewal of the Advisory Agreement for an additional one-year term expiring August 2, 2027. The terms of the Advisory Agreement otherwise remain unchanged.

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

RREEF Property Trust, Inc.
By:	/s/ W. Todd Henderson
Name:	W. Todd Henderson
Title:	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Eric M. Russell
Name:	Eric M. Russell
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2026