Form 10-Q
period 2026-06-30
RREEF Property Trust, Inc.
filed 2026-08-13
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 11, 2026, the registrant had 2,923,675 shares of Class A common stock, $.01 par value, outstanding, 7,944,793 shares of Class I common stock, $.01 par value, outstanding, 7,154 shares of Class T common stock, $.01 par value, outstanding, 1,426,826 shares of Class D common stock, $.01 par value, outstanding, 533,528 shares of Class N common stock, $.01 par value, outstanding, 396,424 shares of Class M-I common stock, $.01 par value, outstanding, 548,947 shares of Class T2 common stock, $.01 par value, outstanding, 1,440,629 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate assets:
Land	$93,581	111,348
Buildings and improvements, less accumulated depreciation of $60,464 and $59,070, respectively	214,124	227,492
Furniture, fixtures and equipment, less accumulated depreciation of $4,100 and $3,764, respectively	1,742	1,621
Acquired intangible lease assets, less accumulated amortization of $32,629 and $35,612, respectively	6,757	11,927
Investment in real estate assets, net	$316,204	$352,388
Investment in marketable securities	144	123
Cash and cash equivalents	6,019	7,110
Restricted cash	—	126
Receivables, net of allowance for doubtful accounts of $117 and $111, respectively	6,164	7,834
Deferred leasing costs, net of amortization of $2,087 and $1,957, respectively	1,919	2,036
Prepaid and other assets	3,167	2,859
Total assets	$333,617	$372,476
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$74,532	$77,380
Mortgage loans payable, net	172,195	188,292
Accounts payable and accrued expenses	4,668	6,390
Due to affiliates	15,948	16,572
Note to affiliate	5,383	5,383
Acquired below market lease intangibles, less accumulated amortization of $8,166 and $10,865, respectively	424	7,018
Other liabilities	1,684	1,995
Total liabilities	274,834	303,030
Stockholders' Equity:
Class A common stock, 2,929,920 and 3,184,801 issued and outstanding, respectively	29	31
Class D common stock, 1,432,620 and 1,577,740 issued and outstanding, respectively	14	16
Class I common stock, 8,029,641 and 8,785,376 issued and outstanding, respectively	80	87
Class M-I common stock, 400,047 and 518,159 issued and outstanding, respectively	4	5
Class N common stock, 551,959 and 565,373 issued and outstanding, respectively	6	6
Class T common stock, 7,119 and 34,820 issued and outstanding, respectively	1	1
Class T2 common stock, 555,226 and 657,255 issued and outstanding, respectively	6	6
Class Z common stock, 1,440,629 and 224,944 issued and outstanding, respectively	14	2
Additional paid in capital	172,797	176,013
Deficit	(114,168)	(106,721)
Total stockholders' equity	58,783	69,446
Total liabilities and stockholders' equity	$333,617	$372,476
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Property related income	$8,539	$10,387	$17,232	$20,440
Interest income	20	32	64	78
Investment income on marketable securities	1	1	2	2
Total revenues	8,560	10,420	17,298	20,520
Expenses
General and administrative expenses	540	561	1,416	1,225
Property operating expenses	2,522	3,083	4,654	6,424
Advisory fees	519	575	1,027	1,166
Depreciation	2,322	2,512	4,706	4,885
Amortization	343	459	764	919
Total operating expenses	6,246	7,190	12,567	14,619
Net realized gain (loss) upon sale of real estate	—	—	231	(91)
Net realized loss upon sale of marketable securities	—	(2)	(1)	(1)
Net unrealized change in fair value of investment in marketable securities	12	(1)	19	(4)
Operating income	2,326	3,227	4,980	5,805
Interest expense	(2,809)	(3,484)	(5,888)	(6,860)
Net loss	$(483)	$(257)	$(908)	$(1,055)
Basic and diluted net loss per share:
Class A common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class I common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class T common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class D common stock	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Class N common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class M-I common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class T2 common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)
Class Z common stock	$(0.03)	$(0.01)	$(0.06)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2025	—	$—	15,548,468	$154	$176,013	$(106,721)	$69,446
Issuance of common stock	—	—	1,176,605	12	15,458	—	15,470
Issuance of common stock through the distribution reinvestment plan	—	—	93,561	1	1,215	—	1,216
Redemption of common stock	—	—	(774,894)	(6)	(10,136)	—	(10,142)
Distributions to investors	—	—	—	—	—	(3,258)	(3,258)
Offering costs	—	—	—	—	(344)	—	(344)
Share-based compensation	—	—	1,385	—	18	—	18
Net loss	—	—	—	—	—	(425)	(425)
Balance, March 31, 2026	—	$—	16,045,125	$161	$182,224	$(110,404)	$71,981
Issuance of common stock	—	—	17,457	—	230	—	230
Issuance of common stock through the distribution reinvestment plan	—	—	88,740	1	1,163	—	1,164
Redemption of common stock	—	—	(805,537)	(8)	(10,577)	—	(10,585)
Distributions to investors	—	—	—	—	—	(3,281)	(3,281)
Offering costs	—	—	—	—	(261)	—	(261)
Share-based compensation	—	—	1,376	—	18	—	18
Net loss	—	—	—	—	—	(483)	(483)
Balance, June 30, 2026	—	$—	15,347,161	$154	$172,797	$(114,168)	$58,783
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2024	—	$—	17,754,287	$179	$206,837	$(111,903)	$95,113
Issuance of common stock	—	—	489,108	4	6,601	—	6,605
Issuance of common stock through the distribution reinvestment plan	—	—	115,047	1	1,540	—	1,541
Redemption of common stock	—	—	(885,632)	(10)	(11,925)	—	(11,935)
Distributions to investors	—	—	—	—	—	(3,663)	(3,663)
Offering costs	—	—	—	—	(246)	—	(246)
Share-based compensation	—	—	1,343	—	19	—	19
Net loss	—	—	—	—	—	(798)	(798)
Balance, March 31, 2025	—	$—	17,474,153	$174	$202,826	$(116,364)	$86,636
Issuance of common stock	—	—	104,407	1	1,399	—	1,400
Issuance of common stock through the distribution reinvestment plan	—	—	105,977	1	1,415	—	1,416
Redemption of common stock	—	—	(881,559)	(9)	(11,771)	—	(11,780)
Distributions to investors	—	—	—	—	—	(3,549)	(3,549)
Offering costs	—	—	—	—	(585)	—	(585)
Share-based compensation	—	—	1,289	—	18	—	18
Net loss	—	—	—	—	—	(257)	(257)
Balance, June 30, 2025	—	$—	16,804,267	$167	$193,302	$(120,170)	$73,299
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(908)	$(1,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,706	4,885
Net realized (gain) loss upon sale of real estate	(231)	91
Net realized loss from sale of marketable securities	1	1
Net unrealized (gain) loss on investments held at fair value	(19)	4
Share-based compensation	36	37
Amortization of intangible lease assets and liabilities	680	742
Amortization of deferred financing costs	281	483
Straight line rent	(276)	(803)
Amortization of discount on note to affiliate	—	79
Changes in assets and liabilities:
Receivables, net	(35)	(37)
Deferred leasing costs	(115)	(242)
Prepaid and other assets	(363)	(480)
Accounts payable and accrued expenses	(82)	520
Other liabilities	(324)	162
Due to affiliates	(28)	197
Net cash provided by operating activities	3,323	4,584
Cash flows from investing activities:
Proceeds from sale of real estate assets	25,736	4,574
Improvements to real estate assets	(1,050)	(2,701)
Investment in marketable securities	(38)	(47)
Proceeds from sale of marketable securities	35	44
Net cash provided by investing activities	24,683	1,870
Cash flows from financing activities:
Proceeds from line of credit	14,700	12,400
Repayment of line of credit	(17,750)	—
Repayment of mortgage loans payable	(16,176)	(244)
Proceeds from issuance of common stock	15,700	7,870
Payment of offering costs	(1,209)	(1,239)
Distributions to investors	(3,710)	(4,256)
Redemption of common stock	(20,778)	(23,870)
Net cash used in financing activities	(29,223)	(9,339)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,217)	(2,885)
Cash, cash equivalents, and restricted cash beginning of period	7,236	8,506
Cash, cash equivalents, and restricted cash end of period	$6,019	$5,621
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Unaudited)

	Six Months Ended June 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2026	2025
Common stock issued through the distribution reinvestment plan	$2,380	2,957
Proceeds from issuance of common stock not yet received	—	135
Redemption of common stock not yet paid	2,117	2,356
Accrued offering costs not yet paid	2	316
Capital expenditures not yet paid	217	455

Supplemental Cash Flow Disclosures:
Interest paid	$5,691	$6,269

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

On July 27, 2026, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its fifth public offering of up to $1,950,000 in shares of common stock, consisting of up to $1,750,000 in shares in its primary offering and up to $200,000 in shares pursuant to its distribution reinvestment plan, which has not yet been declared effective.

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
June 30, 2026
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2026. The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statements of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amount of restricted cash included therein was zero and $126 as of June 30, 2026 and December 31, 2025, respectively. Restricted cash as of December 31, 2025 was an escrow holdback resulting from the sale of the Hialeah II property, which was resolved in March 2026.

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. Real estate investments that are expected to be disposed of are valued at the lower of carrying amount or estimated fair value less costs to sell. During the three and six months ended June 30, 2026 and 2025, the Company recorded no provision for impairment of real estate investments.

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

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the "Trailing Fees"). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Such estimate reflects the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. As of June 30, 2026 and December 31, 2025, the Company has accrued $15,652 and $16,238, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

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
June 30, 2026
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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant's payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of June 30, 2026, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

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

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three and six months ended June 30, 2026 and 2025, the Company had no Real Estate Loans. Also see Note 13.

Net Earnings or Loss Per Share

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
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

Risks and Uncertainties

As of June 30, 2026 and December 31, 2025, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and the Middle East, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company's investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs and the maximum monthly limits on redemptions under its share redemption plan. In addition, if necessary, the Company may consider various options, including reducing its distributions, selling its investments or limiting its share redemption plan. Also see Notes 7 and 9.

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$144	$—	$—	$144

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$123	$—	$—	$123
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
The fair value of the Company's line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company's line of credit, exclusive of deferred financing costs, at $75,289 and $78,300 as of June 30, 2026 and December 31, 2025, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $166,822 and $183,521 as of June 30, 2026 and December 31, 2025, respectively. If the valuation of the Company's properties as of June 30, 2026 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company's note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. The Company has estimated the fair value of its note to affiliate at approximately $5,000 and $4,200 as of June 30, 2026 and December 31, 2025, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company's debt obligations as of June 30, 2026 and December 31, 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

				Range
	Fair Value at June 30, 2026	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$75,289	Discounted cash flow	Loan to value	50.0%	50.0%	50.0%
			Market interest rate	5.74%	5.74%	5.74%
Mortgage Loans Payable	166,822	Discounted cash flow	Loan to value	47.5%	67.3%	57.9%
			Market interest rate	5.57%	7.48%	6.39%
Note to Affiliate	5,000	Discounted cash flow	Market interest rate	6.00%	6.00%	6.00%

				Range
	Fair Value at December 31, 2025	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$78,300	Discounted cash flow	Loan to value	53.6%	53.6%	53.6%
			Market interest rate	6.27%	6.27%	6.27%
Mortgage Loans Payable	183,521	Discounted cash flow	Loan to value	48.5%	67.2%	59.0%
			Market interest rate	3.89%	6.56%	5.66%
Note to Affiliate	4,200	Discounted cash flow	Market interest rate	6.75%	6.75%	6.75%
The Company's financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company's investments in real estate.

	June 30, 2026	December 31, 2025
Land	$93,581	$111,348
Buildings and improvements, less accumulated depreciation of $60,464 and $59,070, respectively	214,124	227,492
Furniture, fixtures and equipment, less accumulated depreciation of $4,100 and $3,764, respectively	1,742	1,621
Acquired intangible lease assets, less accumulated amortization of $32,629 and $35,612, respectively	6,757	11,927
Investment in real estate assets, net	$316,204	$352,388

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

The Company acquired no real estate property during six months ended June 30, 2026 and 2025.

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

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of June 30, 2026, the Company owned 8 properties with a total of 37 commercial leases. As of June 30, 2025, the Company owned 11 properties with a total of 50 commercial leases. All leases at the Company's properties have been classified as operating leases. The Company's property related income from its real estate investments is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease revenue (1)	$8,404	$9,872	$16,877	$19,462
Straight-line revenue	144	428	276	803
Above- and below-market lease amortization, net	17	113	131	227
Lease incentive amortization	(26)	(26)	(52)	(52)
Property related income	$8,539	$10,387	$17,232	$20,440

(1) Lease revenue includes $798 and $1,340 of variable income from tenant reimbursements for the three months ended June 30, 2026 and 2025, respectively and $1,283 and $2,614 of variable income from tenant reimbursement for the six months ended June 30, 2026 and 2025, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company's in-place commercial leases in effect as of June 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$9,434
2027	17,783
2028	16,161
2029	13,231
2030	9,778
Thereafter	68,657
$135,044
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $5,704 of lease revenue for the six months ended June 30, 2026.
Percentages of property related income by property and tenant representing more than 10% of the Company's total property related income for the three and six months ended June 30, 2026 and 2025 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Commerce Corner, Logan Township, NJ	20.2%	20.6%
The Glenn, Centennial, CO	19.9	19.9
Providence Square, Marietta, GA	15.2	14.8
Flats at Carrs Hill, Athens, GA	13.4	13.2
Seattle East Industrial, Redmond, WA	12.7	12.6
Total	81.4%	81.1%

	Percent of property related income
Tenant	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Performance Food Group, Inc. - Commerce Corner	17.9%	18.2%
FedEx Ground - Seattle East Industrial	12.7	12.6
Total	30.6%	30.8%

	Percent of property related income
Property	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
The Glenn, Centennial, CO	18.2%	17.9%
Commerce Corner, Logan Township, NJ	17.8	17.4
Flats at Carrs Hill, Athens, GA	11.6	11.7
Providence Square, Marietta, GA	11.3	11.3
Seattle East Industrial, Redmond, WA	10.5	10.7
Total	69.4%	69.0%

	Percent of property related income
Tenant	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Performance Food Group, Inc. - Commerce Corner	13.7%	14.3%
FedEx Ground - Seattle East Industrial	10.5	10.7
Total	24.2%	25.0%
The Company's tenants representing more than 10% of in-place annualized base rental revenues as of June 30, 2026 and 2025 were as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Percent of in-place annualized base rental revenues as of
Property	June 30, 2026	June 30, 2025
Performance Food Group, Inc. - Commerce Corner	14.6%	12.3%
FedEx Ground - Seattle East Industrial	13.7	12.0
Northrop Grumman Systems Inc. - Loudoun Gateway	11.2	9.5
Total	39.5%	33.8%

NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company's marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	June 30, 2026	December 31, 2025
Marketable securities—cost	$101	$99
Unrealized gains	44	28
Unrealized losses	(1)	(4)
Net unrealized gain	43	24
Marketable securities—fair value	$144	$123

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended June 30, 2026 and 2025, marketable securities sold generated proceeds of $19 and $20, respectively, resulting in gross realized gains of $2 and $1, respectively, and gross realized losses of $2 and $3, respectively. During the six months ended June 30, 2026 and 2025, marketable securities sold generated proceeds of $36 and $45, respectively, resulting in gross realized gains of $3 and $4, respectively, and gross realized losses of $4 and $5, respectively.

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
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
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

As of June 30, 2026 and December 31, 2025, the borrowers' maximum borrowing capacity was $85,499 and $82,324, respectively, and the borrowers' outstanding balance was $75,250 and $78,300, respectively. As of June 30, 2026 and December 31, 2025, the weighted average interest rate was 5.84% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. The Company was in compliance with all applicable financial covenants as of June 30, 2026.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at June 30, 2026 and December 31, 2025.

	Balance at
Lender	June 30, 2026	December 31, 2025
Wells Fargo/CIBC	$75,250	$78,300
Deduct: Deferred financing costs, less accumulated amortization	(718)	(920)
Line of credit, net	$74,532	$77,380

Mortgage Loans

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at June 30, 2026 and December 31, 2025.

		Balance at
Lender	Encumbered Property	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date
State Farm Life Insurance Company¹	Elston Plaza	$—	$16,107	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,284	6,353	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$172,624	$188,800
Deduct: Deferred financing costs, less accumulated amortization		(429)	(508)
Mortgage loans payable, net		$172,195	$188,292

¹On March 17, 2026, the Company sold Elston Plaza. The sales proceeds were used to fully repay the outstanding balance of the State Farm Life Insurance Company loan and reduce the outstanding balance under the Wells Fargo Line of Credit.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$70
2027	145
2028	147,319
2029	74,840
2030	25,500
Thereafter	—
Total	$247,874

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
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
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company's investments, interest rates, capital raise and redemptions.
The advisory fees earned by RREEF America are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed component	$519	$575	$1,027	$1,166
Performance component	—	—	—	—
	$519	$575	$1,027	$1,166

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that were not incurred under the Expense Support Agreement, as defined and described below. Costs eligible for reimbursement, if they were not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of RREEF America's employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for RREEF America's employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under "Reimbursement Limitations."

For the three months ended June 30, 2026 and 2025, RREEF America incurred $43 and $49 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the six months ended June 30, 2026 and 2025, RREEF America incurred $97 and $102 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of June 30, 2026 and December 31, 2025, the Company had a payable to RREEF America of $45 and $65, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement"), the Company's obligations to reimburse RREEF America for amounts paid by RREEF America (the "Expense Payments") under the Expense Support Agreement are suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the "ESA Commencement Date"). As of June 30, 2026, the Company owed $5,383 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the "Note to Affiliate"). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed. The Company's cumulative offering proceeds from the Offerings exceeded $500,000 during the month of July 2026, thereby establishing July 2026 as the ESA Commencement Date. As a result, reimbursements to RREEF America of the Expense Payments commenced in August 2026 in the amount of $250 per month.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount was being amortized using the effective interest method over the expected term of the Note to Affiliate. For the three months ended June 30, 2026 and 2025, the Company amortized zero and $29, respectively, of the discount on the Note to Affiliate into interest expense. For the six months ended June 30, 2026 and 2025, the Company amortized zero and $79, respectively, of

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
the discount on the Note to Affiliate into interest expense. As of June 30, 2025, the discount on the Note to Affiliate was fully amortized.

In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company's advisor at the time that the Company or the Operating Partnership undertakes a liquidation, the Company's remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company's shares issued in the Company's initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company's shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. As of June 30, 2026 and December 31, 2025, the Company has accrued $83 and $94, respectively, in Trailing Fees currently payable to the Dealer Manager, and $15,652 and $16,238, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended June 30, 2026 and 2025, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling zero and $5, respectively. For the six months ended June 30, 2026 and 2025, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling zero and $15, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company's behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company's shares of common stock. For the three and six months ended June 30, 2026 and 2025, the Company did not reimburse the Dealer Manager for any such costs and there were no amounts included in Due to Affiliates on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $15,424 in organization and offering costs, including, as of June 30, 2026, estimated accrued Trailing Fees payable in the future of $1,296.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $16,861 in organization and offering costs, including, as of June 30, 2026, estimated accrued Trailing Fees payable in the future of $5,366.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $16,587 in organization and offering costs, including, as of June 30, 2026, estimated accrued Trailing Fees payable in the future of $8,148.
For the Fourth Public Offering, as of June 30, 2026, the Company had raised $31,129 in gross proceeds and incurred $3,958 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $842.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2026, total operating expenses of the Company were $4,593, which did not exceed the 2%/25% Guidelines.

Due to Affiliates and Note to Affiliate

In accordance with all the above, as of June 30, 2026 and December 31, 2025, the Company owed its affiliates the following amounts:

	June 30, 2026	December 31, 2025
Reimbursable under the Advisory Agreement	$45	$65
Advisory fees	168	175
Accrued Trailing Fees	15,735	16,332
Due to affiliates	$15,948	$16,572

Note to Affiliate	$5,383	$5,383

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
June 30, 2026
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

Class T and Class N shares are not sold in the primary portion of the Fourth Public Offering. Class T shares were sold in the primary portion of the Second Public Offering and the Third Public Offering. Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor's Class T shares upon the earliest of (i) the investor's Class T share account has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2026, 4,027 and 23,278 Class T shares were converted to 4,073 and 23,508 Class N shares, respectively. For the three and six months ended June 30, 2025, 1,809 and 13,314 Class T shares were converted to 1,824 and 13,426 Class N shares, respectively.

Class S and Class T2 shares will convert to Class M-I shares upon the earliest of (i) the investor's Class S or Class T2 share account has incurred a maximum of 8.75% (or such lower percentage as set forth in an agreement between our dealer manager and a participating broker-dealer in effect at the time such Class S or Class T2 shares were first issued to such account) of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class S shares or Class T2 shares; or (iv) the Company's merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company's assets. For the three and six months ended June 30, 2026, 16 Class T2 shares were converted to 16 Class M-I shares. No Class T2 shares were converted during the three and six months ended June 30, 2025.

Class Z shares are expected to be sold only in a private offering to RREEF America. Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees. On January 28, 2025, 75,000 Class I shares owned by RREEF America were exchanged for 74,944 Class Z shares. On October 7, 2025, 75,000 additional Class I

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
shares owned by RREEF America were exchanged for 75,000 Class Z shares. On May 20, 2026, 75,000 additional Class I shares owned by RREEF America were exchanged for 75,000 Class Z shares. On February 26, 2026, RREEF Fund Holding LLC, an affiliate of the Company's advisor, purchased $15,000 of Class Z shares.

The Company's board of directors is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During six months ended June 30, 2026 and 2025, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	No. of shares	Amount	No. of shares	Amount
Class A Shares	740	$10	—	$—
Class D Shares	—	—	370,645	5,000
Class I Shares	52,407	690	190,723	2,565
Class M-I Shares	—	—	—	—
Class N Shares converted from Class T Shares, net	230	—	112	—
Class T Shares	—	—	—	—
Class T2 Shares	—	—	32,035	440
Class Z Shares	1,140,685	15,000	—	—
Total	1,194,062	$15,700	593,515	$8,005

There were no Class S Shares issued as of June 30, 2026.

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
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
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

Under the SRP, redemptions requested for the month of January 2026 and for each of the months from March 2026 through June 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3%, 79.4%, 95.6%, 97.5%, and 67.6% of the amount requested for the months of January, March, April, May and June 2026, respectively. For the months of February and July 2026, redemptions requested were below the 2% monthly limit, and therefore 100% of all redemption requests received were honored.

During the three and six months ended June 30, 2026 and 2025, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, asset sales, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended June 30, 2026	Shares	Weighted Average Share Price	Amount
Class A	154,166	$13.10	$2,020
Class I	378,935	13.19	4,999
Class T	—	—	—
Class D	50,835	13.21	672
Class N	23,678	13.10	310
Class M-I	115,798	13.09	1,515
Class T2	82,125	13.02	1,069

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2026	Shares	Weighted Average Share Price	Amount
Class A	302,828	$13.07	$3,959
Class I	834,993	13.15	10,978
Class T	4,652	13.15	61
Class D	150,228	13.15	1,976
Class N	45,311	13.05	591
Class M-I	131,360	13.07	1,717
Class T2	111,059	13.01	1,445

Three Months Ended June 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	316,912	$13.30	$4,215
Class I	281,441	13.39	3,770
Class T	—	—	—
Class D	259,283	13.42	3,480
Class N	20,602	13.17	271
Class M-I	1,231	13.28	16
Class T2	2,090	13.25	28

Six Months Ended June 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	517,839	$13.34	$6,908
Class I	726,174	13.46	9,771
Class T	535	13.50	7
Class D	489,239	13.46	6,587
Class N	23,446	13.20	309
Class M-I	6,216	13.34	83
Class T2	3,742	13.28	50

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
June 30, 2026
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

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,613	$13.36	5,613	$13.36
Changes during the period:
Granted	5,673	13.22	5,673	13.22
Vested	(5,613)	13.36	(5,613)	13.36
Forfeited	—	—	—	—
Outstanding, end of period	5,673	13.22	5,673	13.22
Amount included in general and administrative expenses	$18		$36

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,442	$13.78	5,442	$13.78
Changes during the period:
Granted	5,613	13.36	5,613	13.36
Vested	(5,442)	13.78	(5,442)	13.78
Forfeited	—	—	—	—
Outstanding, end of period	5,613	13.36	5,613	13.36
Amount included in general and administrative expenses	$18		$37

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
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company's independent directors (see Note 9) qualify as participating securities and

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and six months ended June 30, 2026 and 2025.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months June 30, 2026
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(92)	$(254)	$—	$(45)	$(17)	$(14)	$(18)	$(43)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(92)	$(254)	$—	$(45)	$(17)	$(14)	$(18)	$(43)
Denominator - weighted average number of common shares outstanding	3,004,472	8,276,289	9,660	1,459,997	561,876	462,162	600,760	1,400,244
Basic and diluted loss per share:	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.03)

	Six Months Ended June 30, 2026
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(177)	$(487)	$(1)	$(86)	$(33)	$(28)	$(36)	$(60)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(177)	$(487)	$(1)	$(86)	$(33)	$(28)	$(36)	$(60)
Denominator - weighted average number of common shares outstanding	3,079,521	8,461,349	16,997	1,493,024	564,295	488,066	626,769	1,036,415
Basic and diluted loss per share:	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(54)	$(141)	$(1)	$(31)	$(9)	$(8)	$(11)	$(2)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(54)	$(141)	$(1)	$(31)	$(9)	$(8)	$(11)	$(2)
Denominator - weighted average number of common shares outstanding	3,601,611	9,470,237	38,964	2,105,922	617,928	512,305	722,961	149,944
Basic and diluted loss per share:	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Six Months Ended June 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(224)	$(577)	$(3)	$(132)	$(37)	$(31)	$(43)	$(8)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$(224)	$(577)	$(3)	$(132)	$(37)	$(31)	$(43)	$(8)
Denominator - weighted average number of common shares outstanding	3,724,585	9,574,261	43,718	2,198,282	611,316	510,179	715,838	138,765
Basic and diluted net loss per share:	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.06)

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

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)
The tables below show the aggregate declared distribution amount for each period presented based on the actual amounts paid for such period.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Declared distribution amount per share, before adjustment for class-specific fees	$0.22489
Distributions paid or payable in cash	$2,117	$4,159
Distributions reinvested	1,164	2,380
Distributions declared	$3,281	$6,539
Class A Shares issued upon reinvestment	23,231	47,207
Class I Shares issued upon reinvestment	49,838	101,851
Class T Shares issued upon reinvestment	87	229
Class D Shares issued upon reinvestment	1,170	2,347
Class N Shares issued upon reinvestment	4,071	8,389
Class M-I Shares issued upon reinvestment	6,099	13,232
Class T2 Shares issued upon reinvestment	4,244	9,046

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Declared distribution amount per share, before adjustment for class-specific fees	$0.22490
Distributions paid or payable in cash	$2,134	$4,256
Distributions reinvested	1,416	2,957
Distributions declared	$3,550	$7,213
Class A Shares issued upon reinvestment	25,207	55,824
Class I Shares issued upon reinvestment	59,797	123,485
Class T Shares issued upon reinvestment	176	467
Class D Shares issued upon reinvestment	1,466	3,137
Class N Shares issued upon reinvestment	5,444	10,642
Class M-I Shares issued upon reinvestment	7,287	14,436
Class T2 Shares issued upon reinvestment	6,600	13,033

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Class A	$572	$1,178
Class I	1,716	3,513
Class T	1	7
Class D	330	674
Class N	127	253
Class M-I	104	219
Class T2	118	246
Class Z	313	449
Distributions declared	$3,281	$6,539

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
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

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for each of the three months ended June 30, 2026 and 2025. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $15 for each of the six months ended June 30, 2026 and 2025.

NOTE 13 — SEGMENT INFORMATION

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three and six months ended June 30, 2026 and 2025, the Company had two reportable segments with separately reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company's Chief Operating Decision Makers ("CODMs") are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company's segments reconciled to total assets as of June 30, 2026 and December 31, 2025 and net income (loss) for the three and six months ended June 30, 2026 and 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of June 30, 2026	$316,204	$144	$316,348
Receivables	6,154	1	6,155
Deferred leasing costs	1,919	—	1,919
Prepaid and other assets	1,639	—	1,639
Subtotal	$325,916	$145	$326,061

Reconciliation to total assets of June 30, 2026
Carrying value per reportable segments			$326,061
Other assets			7,556
Total assets			$333,617

Carrying value as of December 31, 2025	$352,388	$123	$352,511
Receivables	7,810	—	7,810
Deferred leasing costs	2,036	—	2,036
Prepaid and other assets	1,592	—	1,592
Subtotal	$363,826	$123	$363,949

Reconciliation to total assets of December 31, 2025
Carrying value per reportable segments			$363,949
Other assets			8,527
Total assets			$372,476

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2026	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,539	$—	$8,539
Investment income on marketable securities	—	1	1
Total revenues	8,539	1	8,540
Property operating expenses	(2,522)	—	(2,522)
Administration expenses	—	(6)	(6)
Net unrealized change in fair value of investment in marketable securities	—	12	12
Operating income - segments	$6,017	$7	$6,024

Three Months Ended June 30, 2025
Property related income	$10,387	$—	$10,387
Investment income on marketable securities	—	1	1
Total revenues	10,387	1	10,388
Property operating expenses	(3,083)	—	(3,083)
Administration expenses	—	(4)	(4)
Net realized loss upon sale of marketable securities	—	(2)	(2)
Net unrealized change in fair value of investment in marketable securities	—	(1)	(1)
Operating income (loss) - segments	$7,304	$(6)	$7,298

	Three Months Ended June 30,
Reconciliation to net loss	2026	2025
Operating income - segments	$6,024	$7,298
Interest income	20	32
General and administrative expenses	(534)	(557)
Advisory expenses	(519)	(575)
Depreciation	(2,322)	(2,512)
Amortization	(343)	(459)
Operating income	2,326	3,227
Interest expense	(2,809)	(3,484)
Net loss	$(483)	$(257)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Six Months Ended June 30, 2026	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$17,232	$—	$17,232
Investment income on marketable securities	—	2	2
Total revenues	17,232	2	17,234
Property operating expenses	(4,654)	—	(4,654)
Administration expenses	—	(12)	(12)
Net realized gain on sale of real estate	231	—	231
Net realized loss upon sale of marketable securities	—	(1)	(1)
Net unrealized change in fair value of investment in marketable securities	—	19	19
Operating income - segments	$12,809	$8	$12,817

Six Months Ended June 30, 2025
Property related income	$20,440	$—	$20,440
Investment income on marketable securities	—	2	2
Total revenues	20,440	2	20,442
Property operating expenses	(6,424)	—	(6,424)
Administration expenses	—	(10)	(10)
Net realized loss on sale of real estate	(91)	—	(91)
Net realized loss upon sale of marketable securities	—	(1)	(1)
Net unrealized change in fair value of investment in marketable securities	—	(4)	(4)
Operating income (loss) - segments	$13,925	$(13)	$13,912

	Six Months Ended June 30,
Reconciliation to net loss	2026	2025
Operating income - segments	$12,817	$13,912
Interest income	64	78
General and administrative expenses	(1,404)	(1,215)
Advisory expenses	(1,027)	(1,166)
Depreciation	(4,706)	(4,885)
Amortization	(764)	(919)
Operating income	4,980	5,805
Interest expense	(5,888)	(6,860)
Net loss	$(908)	$(1,055)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
June 30, 2026
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

NOTE 16 — SUBSEQUENT EVENTS

On August 7, 2026, the Company sold Terra Nova Plaza to an entity not affiliated with the Company, RREEF America or any of their respective affiliates, for $30,400, before closing costs. Proceeds from the sale were used to reduce outstanding balances on the Wells Fargo Line of Credit.

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

We raise capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the "Initial Public Offering"). Our second public offering commenced on July 12, 2016, through which we raised $132,994 (the "Second Public Offering"). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the "Third Public Offering"). Our fourth public offering commenced on August 10, 2023, through which we raised $31,129 as of June 30, 2026 (the "Fourth Public Offering"). We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a "best efforts" basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock. On July 27, 2026, we filed a registration statement on Form S-11 for our fifth public offering of up to $1,950,000 in shares of common stock, consisting of up to $1,750,000 in shares in our primary offering and up to $200,000 in shares pursuant to our distribution reinvestment plan, which has not yet been declared effective.

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Offering”). The Reg D Private Offering is being conducted pursuant to Rule 506(c) of Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the "Reg S Private Offering" and, together with the Reg D Private Offering, the "Private Offerings"). We refer to the Initial Public Offering, Second Public Offering, Third Public Offering, Fourth Public Offering and the Private Offerings collectively as our “offerings.”

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

Portfolio Information

Real Estate Property Portfolio

As of June 30, 2026, we owned 8 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of June 30, 2026, our weighted average remaining lease term for active leases was 6.5 years. The following table sets forth certain additional information about the properties we owned as of June 30, 2026:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Terra Nova Plaza(3)	Chula Vista, CA	96,114	2	100.0
Providence Square(4)	Marietta, GA	222,805	27	100.0
Retail Total		349,680	33	99.0
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		611,222	3	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	95.9
The Glenn	Centennial, CO	274,688	306	91.5
Residential Total		410,584	444	93.0
Grand Total		1,473,501	37/444	97.4%

(1) Leased percentage is based on executed leases as of June 30, 2026, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) Terra Nova was sold to a third party on August 7, 2026.
(4) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of June 30, 2026, our real estate equity securities portfolio consisted of publicly-traded common stock of 33 REITs with a value of $144 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

Real Estate Loan Portfolio

In October 2022, we invested in certain certificates of commercial mortgage backed securities securitized through a trust. We sold all of these real estate loan investments between February and July 2024. Since July 2024, we have not owned any real estate loan investments.

Market Outlook

As reported by the National Council of Real Estate Investment Fiduciaries ("NCREIF") as of June 2026, U.S. commercial real estate remained stable in the second quarter of 2026 as evidenced by: property returns being positive for an eighth consecutive quarter, totaling 5% on a trailing four-quarter basis; the retail sector with returns of 6.7% maintained a lead over other sectors, which clustered in the 4%-5% range, on a trailing four-quarter basis; and capitalization rates changed little, while fundamentals broadly improved, with all major sectors posting occupancy gains.

While positive returns are welcome, we believe that to break out of the recent holding pattern, one or both of two things need to occur: either capitalization rates need to fall, or fundamentals need to tighten. We are cautious regarding the former, but more optimistic concerning the latter.

In our view, capitalization rates are largely driven by interest rates. Over the past 60 years, they have displayed a 0.88 correlation with long-term BAA bond yields, according to Moody's Analytics in March 2026. According to Moody's Analytics in March 2026, interest rates have oscillated this year, and whipsawed, in our view, by geopolitical events, which have roiled inflation expectations. Abstracting from the daily volatility, the direction of travel is highly uncertain, in our view. On one hand, there is an argument that deglobalization, fiscal deficits, and artificial intelligence-fueled demand for capital will lift interest rates, while on the other, there is an argument that demographics via an aging population and artificial intelligence-supported disinflation will lower them. In its latest Summary of Economic Projections in June 2026, the Federal Reserve anticipated modest rate reductions over the next few years, which could exert downward pressure on long-term bond yields and capitalization rates. However, we believe that the outlook is highly uncertain.

Prospects for fundamentals appear more decidedly favorable, in our view. Real estate absorption weighted across sectors is tied to the economy based on a correlation over the past 30 years of 0.83, according to the Bureau of Economic Analysis ("BEA") in March 2026. Further, the BEA in March 2026 reported that the COVID pandemic unleashed shockwaves, such as remote work, that disrupted the connection, but demand as reported by CBRE Econometric Advisors ("CBRE-EA") in March 2026 recoupled to GDP over the past year. Provided that economic growth remains on track — consistent with consensus expectations — real estate demand should follow suit, according to Moody's Analytics in July 2026. Meanwhile, the supply side of the fundamentals is unambiguously positive, in our view. In the second quarter 2026, CBRE-EA reported that apartment and industrial sector deliveries as a share of inventory dropped to their lowest levels since COVID and 2014, respectively. Further, CoStar reported in June 2026 that construction starts weighted across sectors were down 58% from their 2022 peak, pointing to subdued supply for at least two years, and possibly longer.

The real estate outlook is subject to risks, not least from geopolitics, in our view. However, we believe that underlying fundamentals augur well for the asset class over the medium term.

Results of Operations

As of June 30, 2026, we owned 8 properties and invested in real estate equity securities as described above under "Portfolio Information." We expect to continue to raise additional capital, increase our borrowings and make future investments in our targeted segments of real estate properties, real estate equity securities and real estate loans, which we believe will have a significant impact on our future results of operations.

The following table illustrates the changes in our income statement components for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Property related income	$8,539	$10,387	$(1,848)	$17,232	$20,440	$(3,208)
Interest income	20	32	(12)	64	78	(14)
Investment income on marketable securities	1	1	—	2	2	—
Total revenues	8,560	10,420	(1,860)	17,298	20,520	(3,222)
Expenses
General and administrative expenses	540	561	(21)	1,416	1,225	191
Property operating expenses	2,522	3,083	(561)	4,654	6,424	(1,770)
Advisory fees	519	575	(56)	1,027	1,166	(139)
Depreciation	2,322	2,512	(190)	4,706	4,885	(179)
Amortization	343	459	(116)	764	919	(155)
Total operating expenses	6,246	7,190	(944)	12,567	14,619	(2,052)
Net realized gain (loss) upon sale of real estate	—	—	—	231	(91)	322
Net realized loss upon sale of marketable securities	—	(2)	2	(1)	(1)	—
Net unrealized change in fair value of investment in marketable securities	12	(1)	13	19	(4)	23
Operating income	2,326	3,227	(901)	4,980	5,805	(825)
Interest expense	(2,809)	(3,484)	675	(5,888)	(6,860)	972
Net loss	$(483)	$(257)	$(226)	$(908)	$(1,055)	$147

Three and Six Months Ended June 30, 2026 and 2025

Property Related Income

Property related income for the three and six months ended June 30, 2026 decreased compared to the 2025 periods primarily due to the decreased base rent at Miami Industrial properties (Palmetto Lakes and Hialeah II) and Elston Plaza due to their dispositions that occurred in September 2025 and March 2026, respectively.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of June 30, 2026 and 2025, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $144 and $120, respectively, which pays distributions of approximately 3.8% per annum.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which generally are directors and officers insurance, audit fees, board of director compensation and legal costs. Compared to the three months ended June 30, 2025, the 2026 period saw lower general and administrative expenses which were driven by lower appraisal fees, audit fees and legal expenses, offset by higher professional fees. Compared to the six months ended June 30, 2025, the 2026 period saw higher professional fees and legal expenses, offset by lower audit fees.

Property Operating Expenses

Property operating expenses for the three and six months ended June 30, 2026 decreased compared to the same periods in 2025. The decline was primarily driven by property dispositions, including Heritage Parkway, Palmetto and Hialeah II in 2025, as well as Elston Plaza in 2026. The reduction in expenses for the three months ended June 30, 2026 was mainly attributable to decreases in real estate taxes, insurance, marketing expenses and maintenance and repairs. Property operating expenses for the six months ended June 30, 2026 decreased from the 2025 period due to lower real estate taxes, insurance, maintenance and repairs.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and six months ended June 30, 2026 and 2025, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Depreciation and Amortization

Depreciation expense decreased for the three and six months ended June 30, 2026 when compared to the same periods in 2025. Depreciation decreased for the 2026 periods due to property dispositions since 2025. Amortization decreased for the three and six months ended June 30, 2026 compared to the corresponding periods in 2025, primarily due to the dispositions.

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

Interest Expense

The decrease in interest expense for the three and six months ended June 30, 2026 compared to the 2025 periods was primarily due to a lower total weighted average outstanding balance for all loans combined, along with a lower weighted average interest rate on the Wells Fargo Line of Credit and reduced finance cost amortization. Our total outstanding loan balance as of June 30, 2026 consisted of 70% fixed rate loans and 30% floating rate loans.

We expect our interest expense to increase in future periods because we anticipate acquiring additional properties or making real estate debt investments with borrowings, including by utilizing additional property-specific debt as a form of permanent financing along with continuing to use the Wells Fargo Line of Credit. Interest rates available for both fixed and floating rate financing of property acquisitions are subject to numerous factors, including but not limited to higher U.S. Treasury rates, higher inflation, tariffs, bank failures and war, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time, which may occur as a result of inflation, higher interest rates or an anticipated or actual recession.

Inflation

The rate of inflation as measured by the consumer price index is subject to countless economic, regulatory, geopolitical and population driven variables. The spike in inflation that occurred from mid-2021 through mid-2023 may recur in the future. Additionally, the economic impacts of the war in Iran, may have an impact on our property operating expenses.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York ("BNY") in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan ("SRP"). Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNY.

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

Pursuant to the terms of our expense support agreement, as most recently amended on January 20, 2016 (the "Expense Support Agreement"), and as further modified on March 24, 2020 by a letter agreement (the "Letter Agreement") with our advisor described elsewhere in this report, our advisor has incurred expenses related to our offerings and operations, which we refer to as expense payments (the "Expense Payments"). Expense Payments made by our advisor in accordance with the Expense Support Agreement will not be recognized as expenses and reflected in our daily NAV until we reimburse our advisor for these costs. Each monthly reimbursement of Expense Payments to our advisor will be allocated to all classes of shares of our common stock on a pro rata basis and be amortized into the calculation of the daily NAV for each class across the first ten calendar days of the month in which each reimbursement to our advisor is paid. Prior to the initiation of our current follow-on offering period, and prior to initiation of future follow-on offering periods, we have incurred and will incur certain costs in preparation for such follow-on offering periods, which we refer to as prepaid offering costs. Such costs will benefit the entire follow-on offering period to which they relate and as such will be amortized on a straight-line basis over the anticipated follow-on offering period into the NAV for each class of shares beginning upon commencement of each particular follow-on offering. Organization and offering costs incurred during an active follow-on offering period will be deducted from our NAV on an accrual basis as they are incurred. In the event our advisor agrees to pay some or all of our organization and offering costs prior to the commencement of an offering period and agrees to defer reimbursement of such costs, then such costs will be amortized into the daily NAV calculation as such costs are reimbursed to our advisor. We will allocate all of our offering costs to all outstanding shares of all classes on a pro rata basis, each day that we calculate a NAV for a given class of shares. Similarly, any payments made by our dealer manager of reimbursable offering costs in connection with our offerings on our behalf will also be recognized and reflected in our daily NAV for all share classes on a pro rata basis.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of June 30, 2026:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$448,400	$29.07	$29.27	$29.47	$29.33	$29.06	$29.05	$28.91	$29.24
Investments in real estate equity securities (2)	144	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	10,062	0.65	0.66	0.66	0.66	0.65	0.65	0.65	0.66
Line of credit (4)	(75,250)	(4.88)	(4.91)	(4.93)	(4.92)	(4.88)	(4.87)	(4.85)	(4.91)
Mortgage loans payable (4)	(172,624)	(11.19)	(11.27)	(11.30)	(11.29)	(11.19)	(11.17)	(11.12)	(11.27)
Other liabilities, net (3)	(7,674)	(0.50)	(0.50)	(0.61)	(0.50)	(0.49)	(0.53)	(0.52)	(0.48)
Net asset value	$203,058	$13.16	$13.26	$13.30	$13.29	$13.16	$13.14	$13.08	$13.25
Note: No Class S shares were outstanding as of June 30, 2026.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of June 30, 2026, the value of our investments in real estate was approximately 9.7% more than their historical cost.

(2)  As of June 30, 2026, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of June 30, 2026, the value of our investments in real estate equity securities was approximately 42.8% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of June 30, 2026. This information will be provided for our office properties once we own at least two office properties.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.38%	6.42%
Industrial properties	6.96%	5.53%
Residential properties	7.00%	5.34%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of June 30, 2026.

	Discount Rate	Exit Capitalization Rate
Retail properties	1.8%	2.2%
Industrial properties	1.9%	2.6%
Residential properties	1.9%	2.8%

The table below sets forth a reconciliation of our stockholders' equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of June 30, 2026.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$58,783	$3.82	$3.85	$3.85	$3.85	$3.80	$3.80	$3.79	$3.84
Plus:
Unrealized gain on real estate investments (1)	39,586	2.56	2.58	2.59	2.59	2.57	2.56	2.55	2.58
Accumulated depreciation (2)	64,564	4.18	4.21	4.23	4.22	4.19	4.18	4.16	4.21
Accumulated amortization (2)	26,550	1.72	1.73	1.74	1.74	1.72	1.72	1.71	1.73
Deferred offering costs and expenses (3)	19,133	1.24	1.25	1.25	1.25	1.24	1.24	1.23	1.25
Less:
Deferred rent receivable (4)	(5,558)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)	(0.36)
Net asset value	$203,058	$13.16	$13.26	$13.30	$13.29	$13.16	$13.14	$13.08	$13.25
Note: No Class S shares were outstanding as of June 30, 2026.

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

(3) The deferred costs and expenses of $19,133 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $15,652 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include the $5,383 note to affiliate on our consolidated balance sheet but is not payable as of June 30, 2026 and will be deducted from the NAV as and when it is reimbursed to our advisor in accordance with the advisory agreement, the Expense Support Agreement and the Letter Agreement. Lastly, the deferred cost and expenses above is net of the difference in recognition between GAAP and our NAV calculation, as applicable, for (i) certain offering costs, (ii) performance fees and (iii) compensation costs related to the shares granted to our independent directors.

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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss)	$(483)	$(257)	$(908)	$(1,055)
Real estate related depreciation	2,322	2,512	4,706	4,885
Real estate related amortization	343	459	764	919
Realized (gain) loss on sale of real estate	—	—	(231)	91
Nareit defined FFO	$2,182	$2,714	$4,331	$4,840
Straight line rents, net	(144)	(428)	(276)	(803)
Amortization of above- and below-market lease intangibles, net	(17)	(113)	(131)	(227)
Amortization of lease incentive	26	26	51	52
Net unrealized change in fair value of investment in marketable securities	(12)	1	(19)	4
Amortization of restricted stock awards	18	17	37	36
Amortization of deferred financing costs	137	254	284	483
Amortization of discount on note to affiliate	—	29	—	79
AFFO	$2,190	$2,500	$4,277	$4,464

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, redeem shares of our common stock pursuant to our SRP, pay our offering and operating fees and expenses and pay interest on any outstanding indebtedness.

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

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs and the maximum potential monthly redemptions under our SRP. As of June 30, 2026, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $16,412.

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

As of June 30, 2026 and December 31, 2025, the borrowers' maximum borrowing capacity was $85,499 and $82,324, respectively, and the borrowers' outstanding balance was $75,250 and $78,300, respectively. As of June 30, 2026 and December 31, 2025, the weighted average interest rate was 5.84% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. As of June 30, 2026, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of June 30, 2026. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,284	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$172,624

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of June 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$70
2027	145
2028	147,319
2029	74,840
2030	25,500
Thereafter	—
Total	$247,874

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

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of June 30, 2026, we owed $45 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a Letter Agreement. The Letter Agreement provides, in part, that our obligations to reimburse our advisor for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, (the "ESA Commencement Date"). Since our inception through June 30, 2026, we raised $499,593 from the sale of shares of our common stock, including proceeds from our dividend reinvestment plan. Pursuant to the Letter Agreement, our advisor agreed to permanently waive reimbursement of $3,567 of Expense Payments related to organization and offering costs from our Initial Public Offering. As a result, we currently owe $5,383 to our advisor under the Expense Support Agreement. Beginning the month following the ESA Commencement Date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. Our cumulative offering proceeds from our offerings exceeded $500,000 during the month of July 2026, thereby establishing July 2026 as the ESA Commencement Date. As a result, reimbursements to RREEF America of the Expense Payments commenced in August 2026 in the amount of $250 per month. Pursuant to the Letter Agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended June 30, 2026, our total operating expenses (as defined in our charter) were $4,593, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of June 30, 2026 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our current or prior public offerings, or any subsequent public offering, the excess would not be reflected on our consolidated balance sheet as of the end of such period. In such event, we may become obligated to reimburse all or a portion of this excess as we raise additional proceeds from such public offering. As of June 30, 2026, our total organization and offering costs incurred with respect to our current public offering and any of our prior public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the six months ended June 30, 2026 was $3,323 while cash flow provided by operating activities during the six months ended June 30, 2025 was $4,584. The 2026 period was lower than the 2025 period primarily due to property sales that occurred in the second half of 2025 and the first half of 2026, partially offset by higher rents from the new lease with Floor & Decor at Terra Nova Plaza that started in late June 2025.

Cash flow provided by investing activities of $24,683 for the six months ended June 30, 2026 was driven by the sale of Elston Plaza and were partially offset by improvements to our real estate investments.

Cash flow provided by investing activities during the six months ended June 30, 2025 was $1,870, which was driven by the sale of Heritage Parkway and partially offset by improvements to our real estate investments.

Cash flow used in financing activities was $29,223 for the six months ended June 30, 2026. We used the proceeds from the sale of Elston Plaza and capital raised in our offerings to repay the loan that encumbered Elston Plaza and reduce the outstanding balance on our Wells Fargo Line of Credit. Redemptions were funded with some of the aforementioned proceeds and with funds borrowed from our Wells Fargo Line of Credit.

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

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22489
Distributions paid or payable in cash	$2,117	$4,159
Distributions reinvested	1,164	2,380
Distributions declared	$3,281	$6,539

Net cash provided by Operating Activities:	$1,933	$3,323

Funds From Operations:	$2,182	$4,331

For the six months ended June 30, 2026, our distributions were covered 50.8% by cash flow from operations and 49.2% by borrowings. We expect that we will continue to pay distributions monthly in arrears. Any distributions not reinvested will be payable in cash, and there can be no assurances regarding the portion of the distributions that will be reinvested. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit, from the proceeds of our offerings or any other source.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of June 30, 2026, we had $75,250 outstanding under our Wells Fargo line of credit bearing interest at approximately 5.84%, representing approximately a 78.4% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $376 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity, fund capital expenditures and expand our investment portfolio. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. Market fluctuations in real estate financing, macroeconomic events, inflation and interest rates have, and may in the future, affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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

We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, government shutdowns, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of June 30, 2026, we owned marketable securities with a value of $144. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of June 30, 2026 would result in a change of $14 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2026, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended June 30, 2026.

Share Redemption Plan

Pursuant to our SRP as adopted by our board of directors, stockholders of the Company may request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) will be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) will be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, we will post the Redemption Price for each class of shares of common stock on our website. In the event that there is a material change in the NAV per share between the Redemption Pricing Date and the Redemption Date, we may determine that the previously-disclosed Redemption Price is no longer appropriate. If the Redemption Price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

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

Under the SRP, redemptions requested for January 2026 and from March 2026 through June 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3%, 79.4%, 95.6%, 97.5%, and 67.6% of the amount requested for the months of January, March, April, May and June 2026, respectively. Redemption requests for February and July 2026 did not exceed the applicable monthly limit, and thus all redemptions requested were honored. The following table sets forth information regarding redemptions of shares of our common stock by month under the SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 1 - April 30, 2026	322,006	$13.15	322,006	(1)
May 1 - May 31, 2026	322,466	13.13	322,466	(1)
June 1 - June 30, 2026	161,066	13.14	161,066	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, asset sales, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

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

Date: August 13, 2026