Form 10-Q
period 2026-09-30
RREEF Property Trust, Inc.
filed 2026-11-12
CIK 1542447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 11, 2026, the registrant had 2,912,487 shares of Class A common stock, $.01 par value, outstanding, 7,831,979 shares of Class I common stock, $.01 par value, outstanding, 2,230 shares of Class T common stock, $.01 par value, outstanding, 1,423,879 shares of Class D common stock, $.01 par value, outstanding, 516,142 shares of Class N common stock, $.01 par value, outstanding, 408,929 shares of Class M-I common stock, $.01 par value, outstanding, 523,469 shares of Class T2 common stock, $.01 par value, outstanding, 1,440,629 shares of Class Z common stock, $.01 par value and no shares of Class S common stock, $.01 par value, outstanding.

RREEF PROPERTY TRUST, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RREEF PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate assets, net	$285,234	$352,388
Investment in marketable securities	135	123
Cash and cash equivalents	4,904	7,110
Restricted cash	—	126
Receivables, net of allowance for doubtful accounts of $153 and $111 respectively	5,308	7,834
Deferred leasing costs, net of amortization of $1,000 and $1,957, respectively	878	2,036
Prepaid and other assets	2,011	2,859
Total assets	$298,470	$372,476
LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit, net	$52,135	$77,380
Mortgage loans payable, net	172,194	188,292
Accounts payable and accrued expenses	2,806	6,390
Due to affiliates	611	16,572
Note to affiliate	4,882	5,383
Acquired below market lease intangibles, less accumulated amortization of $1,125 and $10,865, respectively	403	7,018
Other liabilities	2,403	1,995
Total liabilities	235,434	303,030
Stockholders' Equity:
Class A common stock, 2,912,487 and 3,184,801 issued and outstanding, respectively	29	31
Class D common stock, 1,420,320 and 1,577,740 issued and outstanding, respectively	14	16
Class I common stock, 7,831,979 and 8,785,376 issued and outstanding, respectively	79	87
Class M-I common stock, 408,929 and 518,159 issued and outstanding, respectively	4	5
Class N common stock, 516,142 and 565,373 issued and outstanding, respectively	5	6
Class T common stock, 2,230 and 34,820 issued and outstanding, respectively	—	1
Class T2 common stock, 523,469 and 657,255 issued and outstanding, respectively	6	6
Class Z common stock, 1,440,629 and 224,944 issued and outstanding, respectively	14	2
Additional paid in capital	182,819	176,013
Deficit	(119,934)	(106,721)
Total stockholders' equity	63,036	69,446
Total liabilities and stockholders' equity	$298,470	$372,476
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Property related income	$8,284	$10,195	$25,516	$30,635
Interest income	28	26	92	104
Investment income on marketable securities	1	1	3	3
Total revenues	8,313	10,222	25,611	30,742
Expenses
General and administrative expenses	1,631	543	3,047	1,768
Property operating expenses	2,594	3,010	7,248	9,434
Advisory fees	506	558	1,533	1,724
Provision for impairment of real estate	8,291	—	8,291	—
Depreciation	2,221	2,515	6,927	7,400
Amortization	331	480	1,095	1,399
Total operating expenses	15,574	7,106	28,141	21,725
Net realized gain upon sale of real estate	7,381	22,515	7,612	22,424
Net realized gain upon sale of marketable securities	4	1	3	—
Net unrealized change in fair value of investment in marketable securities	(14)	3	5	(1)
Operating (loss) income	110	25,635	5,090	31,440
Interest expense	(2,714)	(3,507)	(8,602)	(10,367)
Net (loss) income	$(2,604)	$22,128	$(3,512)	$21,073
Basic and diluted net (loss) income per share:
Class A common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class I common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class T common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class D common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class N common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class M-I common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class T2 common stock	$(0.17)	$1.33	$(0.23)	$1.22
Class Z common stock	$(0.17)	$1.33	$(0.23)	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders' Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, December 31, 2025	—	$—	15,548,468	$154	$176,013	$(106,721)	$69,446
Issuance of common stock	—	—	1,176,605	12	15,458	—	15,470
Issuance of common stock through the distribution reinvestment plan	—	—	93,561	1	1,215	—	1,216
Redemption of common stock	—	—	(774,894)	(6)	(10,136)	—	(10,142)
Distributions to investors	—	—	—	—	—	(3,258)	(3,258)
Offering costs	—	—	—	—	(344)	—	(344)
Share-based compensation	—	—	1,385	—	18	—	18
Net loss	—	—	—	—	—	(425)	(425)
Balance, March 31, 2026	—	$—	16,045,125	$161	$182,224	$(110,404)	$71,981
Issuance of common stock	—	—	17,457	—	230	—	230
Issuance of common stock through the distribution reinvestment plan	—	—	88,740	1	1,163	—	1,164
Redemption of common stock	—	—	(805,537)	(8)	(10,577)	—	(10,585)
Distributions to investors	—	—	—	—	—	(3,281)	(3,281)
Offering costs	—	—	—	—	(261)	—	(261)
Share-based compensation	—	—	1,376	—	18	—	18
Net loss	—	—	—	—	—	(483)	(483)
Balance, June 30, 2026	—	$—	15,347,161	$154	$172,797	$(114,168)	$58,783
Issuance of common stock	—	—	19,890	—	264	—	264
Issuance of common stock through the distribution reinvestment plan	—	—	84,853	1	1,116	—	1,117
Redemption of common stock	—	—	(397,149)	(4)	(5,251)	—	(5,255)
Distributions to investors	—	—	—	—	—	(3,162)	(3,162)
Offering costs	—	—	—	—	13,874	—	13,874
Share-based compensation	—	—	1,430	—	19	—	19
Net loss	—	—	—	—	—	(2,604)	(2,604)
Balance, September 30, 2026	—	$—	15,056,185	$151	$182,819	$(119,934)	$63,036
The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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

RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(3,512)	$21,073
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,927	7,400
Net realized gain upon sale of real estate	(7,612)	(22,424)
Net realized gain from sale of marketable securities	(3)	—
Net unrealized (gain) loss on investments held at fair value	(5)	1
Provision for impairment of real estate	8,291	—
Share-based compensation	55	56
Amortization of intangible lease assets and liabilities	1,002	1,136
Amortization of deferred financing costs	417	687
Straight line rent	(409)	(1,021)
Amortization of discount on note to affiliate	—	79
Changes in assets and liabilities:
Receivables, net	(166)	(307)
Deferred leasing costs	(130)	(541)
Prepaid and other assets	(324)	(233)
Accounts payable and accrued expenses	754	1,770
Other liabilities	460	(122)
Interest on repayment of note to affiliate	(88)	—
Due to affiliates	(32)	(11)
Net cash provided by operating activities	5,625	7,543
Cash flows from investing activities:
Proceeds from sale of real estate assets	55,504	39,818
Improvements to real estate assets	(1,280)	(3,626)
Investment in marketable securities	(67)	(70)
Proceeds from sale of marketable securities	63	66
Net cash provided by investing activities	54,220	36,188
Cash flows from financing activities:
Proceeds from line of credit	20,701	24,563
Repayment of line of credit	(46,250)	(34,776)
Repayment of mortgage loans payable	(16,211)	(368)
Repayment of note to affiliate	(413)	—
Proceeds from issuance of common stock	15,964	9,580
Payment of financing costs	—	(784)
Payment of offering costs	(1,618)	(1,764)
Distributions to investors	(6,204)	(6,324)
Redemption of common stock	(28,146)	(35,123)
Net cash used in financing activities	(62,177)	(44,996)
Net decrease in cash, cash equivalents, and restricted cash	(2,332)	(1,265)
Cash, cash equivalents, and restricted cash beginning of period	7,236	8,506
Cash, cash equivalents, and restricted cash end of period	$4,904	$7,241
The accompanying notes are an integral part of these consolidated financial statements.
RREEF PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

(Unaudited)

	Nine Months Ended September 30,
Supplemental Disclosures of Non-Cash Investing and Financing Activities:	2026	2025
Common stock issued through the distribution reinvestment plan	$3,497	4,314
Proceeds from issuance of common stock not yet received	—	35
Redemption of common stock not yet paid	3	2,225
Prepaid offering costs written off due to plan of liquidation	1,080	—
Trailing fees payable in the future reduced due to plan of liquidation	15,102	—
Accrued offering costs not yet paid	85	407
Capital expenditures not yet paid	276	227

Supplemental Cash Flow Disclosures:
Interest paid	$8,354	$9,588

The accompanying notes are an integral part of these consolidated financial statements.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)
(in thousands except share and per share data)

NOTE 1 — ORGANIZATION

RREEF Property Trust, Inc. (the “Company”) was formed on February 7, 2012 as a Maryland corporation and has elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through RREEF Property Operating Partnership, LP, the Company's operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. RREEF Property OP Holder, LLC, a wholly-owned subsidiary of the Company, is the limited partner of the Operating Partnership. The Company’s sponsor and advisor is RREEF America L.L.C. (“RREEF America”).

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

On September 15, 2026, the Company’s board of directors (the “Board”) approved a Plan of Complete Liquidation and Dissolution to sell all or substantially all of the assets of the Company and to liquidate and dissolve the Company (the “Plan of Liquidation”). Adoption of the Plan of Liquidation is subject to stockholder approval, and, on November 9, 2026, the Company filed a definitive proxy statement on Schedule 14A with respect to a special meeting of stockholders for the purposes of seeking stockholder approval of the Plan of Liquidation (the “Proxy Statement”). The special meeting is currently scheduled for January 20, 2027.

If the Plan of Liquidation is approved by the Company’s stockholders and implemented, the sale of the Company’s assets will be administered by the Board and RREEF America in accordance with the Plan of Liquidation and subject to the Company’s governing documents.

Pursuant to the Plan of Liquidation, the Company expects to sell or transfer all of its assets, pay or provide for its liabilities and expenses, distribute the remaining proceeds of the liquidation of its assets to its stockholders, wind up its operations and dissolve. The actual amounts and times of the liquidating distributions the Company will make to its stockholders pursuant to the Plan of Liquidation will be determined by the Board in its discretion. The Board may terminate, modify or amend the Plan of Liquidation at any time before or after it is approved by the stockholders. Additional information and considerations regarding the Plan of Liquidation are included in the Proxy Statement.

In connection with the approval of the Plan of Liquidation, the Board also authorized the suspension of the Company’s public and private offerings, the Company’s distribution reinvestment plan and the Company’s share redemption plan. The Company previously raised capital through a combination of public and private offerings of its shares of common stock. On January 3, 2013, the Company commenced its initial public offering, which continued until June 30, 2016 (the “Initial Public Offering”). On July 12, 2016, the Company commenced its second public offering, which continued until January 8, 2020 (the “Second Public Offering”). On January 8, 2020, the Company commenced its third public offering, which continued until August 10, 2023 (the “Third Public Offering”).

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
On August 10, 2023, the Company commenced its fourth public offering, which is currently suspended (the “Fourth Public Offering”). In the Fourth Public Offering, the Company was offering to the public up to $2,000,000 in various classes of common stock: Class A shares, Class I shares, Class M-I shares, Class N shares, Class S shares, Class T shares and Class T2 shares. The Class N and Class T shares were available for purchase only through the Company’s distribution reinvestment plan (also see Note 9).

On July 27, 2026, the Company filed a registration statement on Form S-11 with the U.S. Securities and Exchange Commission (the “SEC”) for its fifth public offering of up to $1,950,000 in shares of common stock, consisting of up to $1,750,000 in shares in its primary offering and up to $200,000 in shares pursuant to its distribution reinvestment plan, which has not yet been declared effective. As a result of the Board’s approval of the Plan of Liquidation, the Company does not expect this registration statement will be declared effective.

The Company and its Operating Partnership entered into a dealer manager agreement (the “Dealer Manager Agreement”) with DWS Distributors, Inc. (the “Dealer Manager”), a registered broker-dealer and an affiliate of RREEF America, to conduct the Company’s public offerings (also see Note 8). Pursuant to the Board’s decision to suspend the public and private offerings, the Dealer Manager has suspended efforts to raise additional capital.

The Company also had a private offering of up to a maximum of $350,000 in Class D shares under Regulation D of the Securities Act of 1933 (the “Reg D Private Offering”) and a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S of the Securities Act of 1933 (the “Reg S Private Offering” and, together with the Reg D Private Offering, the “Private Offerings”). In addition, the Company’s charter authorizes Class Z shares, which have been offered only in a private offering to RREEF America.

Together, the Initial Public Offering, the Second Public Offering, the Third Public Offering, the Fourth Public Offering and the Private Offerings are collectively referred to as the “Offerings.”

Shares of the Company’s common stock were sold at the Company’s net asset value (“NAV”) per share, plus, for Class A, Class S, Class T2 and Class D shares only, applicable selling commissions. Each class of shares has a different NAV per share because of certain class-specific fees. NAV per share is calculated by dividing the NAV at the end of each business day for each class by the number of shares outstanding for that class on such day. No Class S shares are issued and outstanding.

The Company’s NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2, and Class N shares is posted to the Company’s website at www.rreefpropertytrust.com after the stock market close each business day. Additionally, the Company’s NAV per share for its Class A, Class I, Class T, Class D, Class M-I, Class T2, and Class N shares is published daily via NASDAQ’s Mutual Fund Quotation System under the symbols ZRPTAX, ZRPTIX, ZRPTTX, ZRPTDX, ZRPTMX, ZRPTUX, and ZRPTNX, respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the authoritative reference for U.S. generally accepted accounting principles (“GAAP”). There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2026. The interim financial data as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited. In the Company’s opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
If the Plan of Liquidation is approved by the Company’s stockholders, the Company anticipates adopting the liquidation basis of accounting which requires the Company’s assets to be measured at the estimated amounts of consideration the entity expects to collect in settling and disposing of its assets and liabilities are to be measured at the estimated amounts at which the liabilities are expected to be settled.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
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

The Company includes restricted cash with cash and cash equivalents on the consolidated statements of cash flows in accordance with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amount of restricted cash included therein was zero and $126 as of September 30, 2026 and December 31, 2025, respectively. Restricted cash as of December 31, 2025 was an escrow holdback resulting from the sale of the Hialeah II property, which was resolved in March 2026.

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

The Company assesses the carrying values of real estate investments whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. As a result of the Board’s approval of the Plan of Liquidation, subject to approval of the Company’s stockholders, the Company reconsidered its expected holding period for all of its operating properties and evaluated the impact on its ability to recover the carrying value of such properties based on the expected cash flows over its expected holding period. A real estate investment is potentially impaired if the undiscounted cash flows to be realized over the expected hold period are less than the real estate investment’s carrying amount. In this case, an impairment loss will be recorded to the extent that the estimated fair value is lower than the real estate investment’s carrying amount. The estimated fair value is determined primarily using information contained within independent appraisals obtained quarterly by the Company from its independent valuation agent. The Company recorded an impairment charge of $8,291 during both the three and nine months ended September 30, 2026, and no impairment charge during the corresponding 2025 periods. Real estate investments that qualify as held for sale, if any, are valued at the lower of carrying amount or estimated fair value less costs to sell.

Organization and Offering Costs

Organizational expenses and other expenses which do not qualify as offering costs are expensed as incurred. Offering costs are those costs incurred by the Company, RREEF America and its affiliates on behalf of the Company which relate directly to the Company’s activities of raising capital in the Offerings, preparing for the Offerings, the qualification and registration of the Offerings and the marketing and distribution of the Company’s shares. This includes, but is not limited to, accounting and legal fees, including the legal fees of the dealer manager for the public offerings, costs for registration statement amendments and prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse RREEF America as the Company’s advisor or its affiliates

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the dealer manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, telecommunication costs, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers) and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers. Offering costs were paid from the proceeds of the Offerings. These costs were treated as a reduction of the total proceeds. Total organization and offering costs incurred by the Company with respect to a particular public offering will not exceed 15% of the gross proceeds from such particular public offering. In addition, the Company will not reimburse RREEF America or the dealer manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation to exceed 10% of the gross proceeds from the primary portion of each public offering.

Included in offering costs are (1) distribution fees paid on a trailing basis at the rate of (a) 0.50% per annum on the NAV of the outstanding Class A Shares, (b) 1.00% per annum on the NAV of the outstanding Class T Shares, and (c) 0.85% per annum on the NAV of the outstanding Class S and Class T2 Shares, and (2) dealer manager fees paid on a trailing basis at the rate of 0.55% per annum on the NAV of the outstanding Class A and Class I Shares (collectively, the “Trailing Fees”). The Trailing Fees are computed daily based on the respective NAV of each share class as of the beginning of each day and paid monthly. However, at each reporting date, the Company accrues an estimate for the amount of Trailing Fees that ultimately may be paid on the outstanding shares. Prior to the Board’s approval of the Plan of Liquidation, such estimate reflected the maximum amount of underwriting compensation that could be paid based on the amount of capital raised as of the reporting date for the primary portion of each separate public offering. Changes in this estimate will be recorded prospectively as an adjustment to additional paid-in capital. If the stockholders approve the Plan of Liquidation, the Company considers it probable that payment of subsequent Trailing Fees will not occur. As of September 30, 2026 and December 31, 2025, the Company has accrued $322 and $16,238, respectively, in Trailing Fees to be payable in the future, which was included in due to affiliates on the consolidated balance sheets.

Revenue Recognition

In accordance with FASB Topic 842, Leases (ASC 842), and related ASUs that amended or clarified certain provisions of ASC 842, the Company elected a practical expedient to not separate lease and non-lease components of a lease and instead accounts for them as a single component if two criteria are met: (i) the timing and pattern of transfer of the non-lease component(s) and associated lease component are the same, and (ii) the lease component, if accounted for separately, would be classified as an operating lease. The Company has evaluated the lease and non-lease components within its leases under the practical expedient and reports rental and other property income and common area expense reimbursement income as a single component on the Company’s consolidated statements of operations.

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

Under ASC 842, the future revenue stream from leases must be evaluated for collectibility. Pursuant to these provisions, if an entity has determined that the collectibility of substantially all future lease payments from a particular lease is not at least probable, then the entity must write off its existing receivable balances (except

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
receivable amounts which are under dispute by the tenant), including any deferred rent amounts recognized on a straight-line basis, and instead begin recognizing revenue from such lease on a cash basis. The factors used to evaluate the collectibility of future lease payments for each lease may include, but not be limited to, the tenant’s payment history, current payment status, publicly available information about the financial condition of the tenant and other information about the tenant of which the entity may be aware. In addition, the Company may consider the impact of current macroeconomic conditions, such as inflation and recent increases in interest rates. As of September 30, 2026, the Company has assessed that substantially all of its future lease payments are at least probable of collection.

To the extent the Company’s revenues do not qualify for treatment under ASC 842 or under other specific guidance, the Company is required to recognize revenue in its financial statements in a manner that depicts the transfer of the promised goods or services to its customers in an amount that reflects the consideration to which the Company is entitled at the time of transfer of those goods or services. Such treatment may apply to other types of real estate related contracts, such as for dispositions or development of real estate.

Investment income from marketable securities is accrued at each distribution record date.

Reportable Segments

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three and nine months ended September 30, 2026 and 2025, the Company had no Real Estate Loans. Also see Note 13.

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

Risks and Uncertainties

As of September 30, 2026 and December 31, 2025, the Company had cash on deposit at multiple financial institutions which were in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with a high credit standing. Therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

The Company is subject to various risks and uncertainties, including but not limited to interest rates, inflation and impacts from national or global events such as the wars in Ukraine and the Middle East, pandemics or actual or perceived instability in the U.S. banking system. The extent to which any such conditions or events impact the Company’s investments and operations is uncertain and cannot be predicted with confidence. Among the cash on hand, ongoing capital raise and availability under the Wells Fargo Line of Credit (as defined below), the Company endeavors to maintain sufficient liquidity at all times to satisfy its operational needs. In addition, if necessary, the Company may consider various options, including reducing its distributions. Also see Notes 7 and 9.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
NOTE 3 — FAIR VALUE MEASUREMENTS
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820, Fair Value Measurement and Disclosures, establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are the unobservable inputs for the asset or liability, which are typically based on an entity’s own assumption, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on input from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company’s investments in marketable securities are valued using Level 1 inputs as the securities are publicly traded on major stock exchanges.
The following table details the Company’s assets measured at fair value on a recurring basis.

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$135	$—	$—	$135

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investment in marketable securities	$123	$—	$—	$123
Certain of the Company’s assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments, such as when there is evidence of impairment, and therefore such assets are measured at fair value on a nonrecurring basis. The Company reviews its real estate properties for impairment each quarter or when there is an event or change in circumstances that could indicate the carrying amount of the real estate value may not be recoverable. As a result of the Board’s decision to pursue the Plan of Liquidation, the Company reduced the expected holding periods in its impairment analysis for each of the Company’s real estate investments. For one real estate investment, the undiscounted cash flows estimated to be received did not exceed the carrying value of the investment as of September 30, 2026. Accordingly, the investment is considered impaired under GAAP and therefore the Company recorded an impairment charge of $8,291 for the three months ended September 30, 2026. The investment was written down to its estimated fair value of $96,200 as of September 30, 2026 which was determined via a discounted cash flow method utilizing the significant unobservable Level 3 inputs of a discount rate of 7.25% and an exit capitalization rate of 5.25%.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
The fair value of the Company’s line of credit and mortgage loans payable are determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate, property valuation and other assumptions that estimate current market conditions. The Company estimated the fair value of the Company’s line of credit, exclusive of deferred financing costs, at $52,809 and $78,300 as of September 30, 2026 and December 31, 2025, respectively. The Company estimated the fair value of the Company's mortgage loans payable at $165,788 and $183,521 as of September 30, 2026 and December 31, 2025, respectively. If the valuation of the Company’s properties as of September 30, 2026 were significantly lower, the market interest rate assumption could be higher (due to higher loan-to-value ratios), potentially resulting in a significantly lower estimated fair value for these liabilities.
The fair value of the Company’s note to affiliate is determined using Level 2 and Level 3 inputs and a discounted cash flow approach with an interest rate and other assumptions that estimate current market conditions. If the Company’s stockholders approve the Plan of Liquidation, any remaining amounts payable to RREEF America under the note to affiliate shall be waived (also see Note 8). The Company has estimated the fair value of its note to affiliate at approximately $1,350 and $4,200 as of September 30, 2026 and December 31, 2025, respectively. The estimated market interest rate is impacted by a number of factors. Material changes in those factors may cause a material change to the estimated market interest rate, thereby materially affecting the estimated fair value of the note to affiliate. In addition, in estimating the fair value of the note to affiliate as of September 30, 2026, the Company considered the probability that the Plan of Liquidation will be approved by the stockholders at the Special Meeting, which would waive the repayment requirement for any unreimbursed Expense Payments not yet made (also see Note 8). The Company has estimated the fair value of the note to affiliate in the middle of the range of reasonably estimable values.
The following shows certain information about the estimated fair value and the unobservable inputs for the Company’s debt obligations as of September 30, 2026 and December 31, 2025.

				Range
	Fair Value at September 30, 2026	Primary Valuation Techniques	Significant Unobservable Inputs	Minimum	Maximum	Weighted Average
Line of Credit	$52,809	Discounted cash flow	Loan to value	43.1%	43.1%	43.1%
			Market interest rate	5.65%	5.65%	5.65%
Mortgage Loans Payable	165,788	Discounted cash flow	Loan to value	46.2%	68.6%	58.2%
			Market interest rate	6.18%	7.83%	7.01%
Note to Affiliate	1,350	Discounted cash flow	Market interest rate	6.00%	6.75%	6.00%

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
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
The Company’s financial instruments, other than those referred to above, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, accounts and other receivables and accounts payable. The carrying amounts of these assets and liabilities in the consolidated balance sheets approximate their fair value.

NOTE 4 — REAL ESTATE INVESTMENTS
Shown below are details of the Company’s investments in real estate.

	September 30, 2026	December 31, 2025
Land	$82,953	$111,348
Buildings and improvements, less accumulated depreciation of $57,491 and $59,070, respectively	193,656	227,492
Furniture, fixtures and equipment, less accumulated depreciation of $3,903 and $3,764, respectively	2,148	1,621
Acquired intangible lease assets, less accumulated amortization of $28,680 and $35,612, respectively	6,477	11,927
Investment in real estate assets, net	$285,234	$352,388

The Company acquired no real estate property during the nine months ended September 30, 2026 and 2025.

On February 28, 2025, the Company sold Heritage Parkway to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $5,000. The Heritage Parkway sale resulted in a net realized loss of $91.

On September 18, 2025, the Company sold two Class B industrial buildings located in Miami, Florida (“Palmetto Lakes” and “Hialeah II”) with rentable square-feet of 182,919 and 50,000, respectively. Palmetto Lakes and Hialeah II were sold in a single transaction to an entity which was not affiliated with the Company, RREEF America, or any of its affiliates, for $27,800 and $8,850, respectively. The Palmetto Lakes sale resulted in a net realized gain of $17,533. The Hialeah II sale resulted in a net realized gain of $4,982. The sale proceeds were used to reduce the outstanding balance on the Wells Fargo Line of Credit.

On March 17, 2026, the Company sold Elston Plaza to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $27,000. The Elston Plaza sale resulted in a net realized gain of $231.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
On August 7, 2026, the Company sold Terra Nova Plaza to an entity which is not affiliated with the Company, RREEF America, or any of its affiliates, for $30,400. The Terra Nova Plaza sale resulted in a net realized gain of $7,381.

NOTE 5 — RENTALS UNDER OPERATING LEASES

As of September 30, 2026, the Company owned 7 properties with a total of 35 commercial leases. As of September 30, 2025, the Company owned 9 properties with a total of 47 commercial leases. All leases at the Company’s properties have been classified as operating leases. The Company’s property related income from its real estate investments is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease revenue (1)	$8,142	$9,890	$25,019	$29,352
Straight-line revenue	132	218	408	1,021
Above- and below-market lease amortization, net	18	113	149	340
Lease incentive amortization	(8)	(26)	(60)	(78)
Property related income	$8,284	$10,195	$25,516	$30,635

(1) Lease revenue includes $844 and $1,401 of variable income from tenant reimbursements for the three months ended September 30, 2026 and 2025, respectively and $2,127 and $4,015 of variable income from tenant reimbursement for the nine months ended September 30, 2026 and 2025, respectively.

The future minimum rentals to be received, excluding tenant reimbursements, under the non-cancelable portions of all of the Company’s in-place commercial leases in effect as of September 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$4,261
2027	15,818
2028	14,179
2029	11,249
2030	7,753
Thereafter	57,966
$111,226
The above future minimum rentals exclude the Company’s residential leases, which typically have terms of approximately one year. Such leases accounted for $8,550 of lease revenue for the nine months ended September 30, 2026.
Percentages of property related income by property and tenant representing more than 10% of the Company’s total property related income for the three and nine months ended September 30, 2026 and 2025 are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Percent of property related income
Property	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Commerce Corner, Logan Township, NJ	20.7%	20.6%
The Glenn, Centennial, CO	20.6	20.1
Providence Square, Marietta, GA	15.6	15.0
Flats at Carrs Hill, Athens, GA	13.7	13.4
Seattle East Industrial, Redmond, WA	13.1	12.8
Total	83.7%	81.9%

	Percent of property related income
Tenant	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Performance Food Group, Inc. - Commerce Corner	18.3%	18.2%
FedEx Ground - Seattle East Industrial	13.1	12.8
Total	31.4%	31.0%

	Percent of property related income
Property	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commerce Corner, Logan Township, NJ	17.6%	17.4%
The Glenn, Centennial, CO	17.3	17.7
Providence Square, Marietta, GA	11.9	11.5
Flats at Carrs Hill, Athens, GA	11.4	11.6
Seattle East Industrial, Redmond, WA	10.7	10.7
Total	68.9%	68.9%

	Percent of property related income
Tenant	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Performance Food Group, Inc. - Commerce Corner	15.4%	14.7%
FedEx Ground - Seattle East Industrial	10.7	10.7
Total	26.1%	25.4%
The Company’s tenants representing more than 10% of in-place annualized base rental revenues as of September 30, 2026 and 2025 were as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Percent of in-place annualized base rental revenues as of
Property	September 30, 2026	September 30, 2025
Performance Food Group, Inc. - Commerce Corner	15.2%	13.3%
FedEx Ground - Seattle East Industrial	14.3	12.9
Northrop Grumman Systems Inc. - Loudoun Gateway	12.0	10.6
Total	41.5%	36.8%
NOTE 6 — MARKETABLE SECURITIES

The following is a summary of the Company’s marketable securities held as of the dates indicated, which consisted entirely of publicly-traded shares of common stock in REITs as of each date.

	September 30, 2026	December 31, 2025
Marketable securities—cost	106	99
Unrealized gains	34	28
Unrealized losses	(5)	(4)
Net unrealized gain	29	24
Marketable securities—fair value	$135	$123

Upon the sale of a particular security, the realized net gain or loss is computed assuming the shares with the highest cost are sold first. During the three months ended September 30, 2026 and 2025, marketable securities sold generated proceeds of $27 and $21, respectively, resulting in gross realized gains of $5 and $2, respectively, and gross realized losses of $1 and $1, respectively. During the nine months ended September 30, 2026 and 2025, marketable securities sold generated proceeds of $63 and $66, respectively, resulting in gross realized gains of $7 and $6, respectively, and gross realized losses of $4 and $6, respectively.

NOTE 7 — NOTES PAYABLE

Wells Fargo Line of Credit

On January 27, 2023, the Company, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated its secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. (“CIBC”) to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate (“SOFR”) plus a spread of 225 basis points. The Company continued to serve as limited guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

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
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
minimum debt service coverage ratio of 1.20:1.00 as determined under the Fifth Amendment. The interest rate under the Wells Fargo Line of Credit remains at SOFR plus a spread of 225 basis points.

A wholly owned subsidiary of the Company that is a borrower under the Wells Fargo Line of Credit had entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with the Company or its advisor (the “Loudoun Sale”). The completion of the Loudoun Sale was subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which was subject to numerous conditions. On September 1, 2026, the contract for the Loudoun Sale was terminated by the buyer.

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

In exchange for keeping Loudoun Gateway as part of the pool of properties upon which the Borrowing Base Value is determined, on August 25, 2025, the Company entered into the Amended and Restated Guaranty Agreement, under which the Company will provide, for a limited time, a full repayment guaranty rather than a limited guaranty (the “Guaranty”). The provisions relating to the full repayment guaranty will automatically terminate once either (a) Loudoun Gateway has been released from the Wells Fargo Line of Credit, or (b) the Loudoun Borrowing Base Value has been reduced to zero (the “Loudoun Release”). Upon the occurrence of the Loudoun Release, the Guaranty will become a non-recourse limited guaranty. Upon entering into the Guaranty and until the Loudoun Release, the Company is not allowed to sell or transfer, but may encumber or finance under specified conditions, any of the following properties: Commerce Corner, The Glenn, Seattle East Industrial, Providence Square and The Flats at Carrs Hill (the “Significant Properties”). Upon the occurrence of the Loudoun Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

As of September 30, 2026 and December 31, 2025, the borrowers’ maximum borrowing capacity was $61,578 and $82,324, respectively, and the borrowers’ outstanding balance was $52,750 and $78,300, respectively. As of September 30, 2026 and December 31, 2025, the weighted average interest rate was 5.90% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. The Company was in compliance with all applicable financial covenants as of September 30, 2026.

The following is a reconciliation of the carrying amount of the Wells Fargo Line of Credit at September 30, 2026 and December 31, 2025.

	Balance at
Lender	September 30, 2026	December 31, 2025
Wells Fargo/CIBC	$52,750	$78,300
Deduct: Deferred financing costs, less accumulated amortization	(615)	(920)
Line of credit, net	$52,135	$77,380

Mortgage Loans

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
Certain wholly owned subsidiaries of the Company are obligors on various mortgage loans. Such mortgage loans contain fixed interest rates, allow for one-time transfer to another borrower subject to lender discretion and payment of applicable fees, and allow for full prepayment at certain times with payment of applicable penalties, if any. The following is a reconciliation of the carrying amount of the mortgage loans payable at September 30, 2026 and December 31, 2025.

		Balance at
Lender	Encumbered Property	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date
State Farm Life Insurance Company¹	Elston Plaza	$—	$16,107	3.89%	July 1, 2026
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,249	6,353	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	25,500	5.51	July 1, 2030
		$172,589	$188,800
Deduct: Deferred financing costs, less accumulated amortization		(395)	(508)
Mortgage loans payable, net		$172,194	$188,292

¹On March 17, 2026, the Company sold Elston Plaza. The sales proceeds were used to fully repay the outstanding balance of the State Farm Life Insurance Company loan and reduce the outstanding balance under the Wells Fargo Line of Credit.

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$35
2027	145
2028	124,819
2029	74,840
2030	25,500
Thereafter	—
Total	$225,339

NOTE 8 — RELATED PARTY ARRANGEMENTS

Advisory Agreement

RREEF America is entitled to compensation and reimbursements in connection with the management of the Company’s investments in accordance with an advisory agreement between RREEF America, the Operating

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
Partnership and the Company (the “Advisory Agreement”). The Advisory Agreement has a one-year term and is renewable annually upon the review and approval of the Board, including the approval of a majority of the Company’s independent directors. The Advisory Agreement has a current expiration date of August 2, 2027. There is no limit to the number of terms for which the Advisory Agreement can be renewed.
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
b.For Class M-I, Class S, and Class T2 Shares, for any calendar year in which the total return per share allocable to a class exceeds 5% per annum (the “Alternative Hurdle Amount”), RREEF America will receive up to 12.5% of the aggregate total return allocable to such class with an Alternative Catch-Up (defined below) calculated as follows: first, if the total return for the applicable period exceeds the Alternative Hurdle Amount, 100% of such total return in excess of the Alternative Hurdle Amount (the “Alternative Excess Profits”) until the total return reaches 5.715% (commonly referred to as an “Alternative Catch-Up”); and second, to the extent there are remaining Alternative Excess Profits, 12.5% of such remaining Alternative Excess Profits.
In the event that the NAV per share decreases below $12.00 for any share class, the performance component will not be earned on any increase in NAV per share up to $12.00 with respect to that class of shares. The performance component is payable annually in arrears.
The performance component is calculated daily on a year-to-date basis by reference to a proration of the per annum hurdle as of the date of calculation. Any resulting performance component as of a given date is deducted from the Company’s published NAV per share for such date. At each interim balance sheet date, the Company considers the estimated performance component that is probable to be due as of the end of the current calendar year in assessing whether the calculated performance component as of the interim balance sheet date meets the threshold for recognition in accordance with GAAP in the Company’s consolidated financial statements. The ultimate amount of the performance component as of the end of the current calendar year, if any, may be more or less than the amount recognized by the Company as of any interim date and will depend on a variety of factors, including but not limited to, the performance of the Company’s investments, interest rates, capital raise and redemptions.
The advisory fees earned by RREEF America are shown below.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed component	$506	$558	$1,533	$1,724
Performance component	—	—	—	—
	$506	$558	$1,533	$1,724

Expense Reimbursements

Under the Advisory Agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates that were not incurred under the Expense Support Agreement, as defined and described below. Costs eligible for reimbursement, if they were not incurred under the Expense Support Agreement, include most third-party operating expenses, salaries and related costs of RREEF America's employees who perform services for the Company (but not those employees for which RREEF America earns a separate fee or those employees who are executive officers of the Company) and travel related costs for RREEF America's employees who incur such costs on behalf of the Company. Reimbursement payments to RREEF America are subject to the limitations described below under “Reimbursement Limitations.”

For the three months ended September 30, 2026 and 2025, RREEF America incurred $42 and $48 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. For the nine months ended September 30, 2026 and 2025, RREEF America incurred $143 and $150 of reimbursable operating expenses and offering costs, respectively, that were subject to reimbursement under the Advisory Agreement. As of September 30, 2026 and December 31, 2025, the Company had a payable to RREEF America of $44 and $65, respectively, of operating expenses and offering costs reimbursable under the Advisory Agreement.

Expense Support Agreement

Pursuant to the terms of the expense support agreement, as most recently amended on January 20, 2016 (the “Expense Support Agreement”), and as further modified on March 24, 2020 by a letter agreement (the “Letter Agreement”), the Company’s obligations to reimburse RREEF America for amounts paid by RREEF America (the “Expense Payments”) under the Expense Support Agreement were suspended until the first calendar month following the month in which the Company has reached $500,000 in offering proceeds from the Offerings (the “ESA Commencement Date”). As of September 30, 2026, the Company owed $4,882 to RREEF America under the Expense Support Agreement which is reflected as a note to affiliate on the Company's consolidated balance sheet (the “Note to Affiliate”). Pursuant to the Letter Agreement, beginning the month following the ESA Commencement Date, reimbursements to RREEF America will be made in the amount of $250 per month for 12 months, followed by reimbursements of $198 per month for 12 months, which will fully satisfy the principal balance owed. The Company’s cumulative offering proceeds from the Offerings exceeded $500,000 during the month of July 2026, thereby establishing July 2026 as the ESA Commencement Date. As a result, reimbursements to RREEF America of the Expense Payments commenced in August 2026 in the amount of $250 per month.

In connection with the Letter Agreement, the Company recorded a discount on the Note to Affiliate in the amount of $946 based on an estimated market interest rate of 3.75%. The discount was being amortized using the effective interest method over the expected term of the Note to Affiliate. As of September 30, 2025, the discount on the Note to Affiliate was fully amortized. For the three months ended September 30, 2026 and 2025, the Company did not amortize any of the discount on the Note to Affiliate into interest expense. For the nine months ended September 30, 2026 and 2025, the Company amortized zero and $79, respectively, of the discount on the Note to Affiliate into interest expense.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
In addition, pursuant to the Letter Agreement, if RREEF America is serving as the Company’s advisor at the time that the Company or the Operating Partnership undertakes a liquidation, which will occur if the Company’s stockholders approve the Plan of Liquidation, the Company’s remaining obligations to reimburse RREEF America for the unreimbursed Expense Payments under the Expense Support Agreement shall be waived.

Dealer Manager Agreement

The Company and its Operating Partnership entered into the Dealer Manager Agreement with the Dealer Manager, which was initially entered into on July 1, 2016 and most recently amended on August 2, 2023. The Dealer Manager Agreement, as most recently amended and restated on August 2, 2023, governs the distribution by the Dealer Manager of the Company’s shares of common stock in the Third Public Offering and any subsequent registered public offering. In connection with the ongoing Trailing Fees to be paid in the future, the Company and the Dealer Manager entered into an agreement whereby the Company will pay to the Dealer Manager the Trailing Fees that are attributable to the Company’s shares issued in the Company’s initial public offering that remain outstanding. In addition, pursuant to the Dealer Manager Agreement, as amended and restated from time to time, the Company is obligated to pay to the Dealer Manager Trailing Fees that are attributable to the Company’s shares issued in the Second Public Offering, the Third Public Offering and the Fourth Public Offering. If the stockholders approve the Plan of Liquidation, the Company considers it probable that payment of subsequent Trailing Fees will not occur. As a result, the amount of Trailing Fees estimated to become payable in the future was reduced by $15,102. As of September 30, 2026 and December 31, 2025, the Company has accrued $81 and $94, respectively, in Trailing Fees currently payable to the Dealer Manager, and $322 and $16,238, respectively, in Trailing Fees estimated to become payable in the future to the Dealer Manager, both of which are included in Due to affiliates on the consolidated balance sheets. The Company also pays the Dealer Manager upfront selling commissions and upfront dealer manager fees in connection with its Offerings, as applicable. For the three months ended September 30, 2026 and 2025, the Dealer Manager did not earn any upfront selling commissions or upfront dealer manager fees. For the nine months ended September 30, 2026 and 2025, the Dealer Manager earned upfront selling commissions and upfront dealer manager fees totaling zero and $15, respectively.

Under the Dealer Manager Agreement, the Company is obligated to reimburse the Dealer Manager, if requested, for certain offering costs incurred by the Dealer Manager on the Company’s behalf, including but not limited to broker-dealer sponsorships, attendance fees for retail seminars conducted by broker-dealers or the Dealer Manager, legal fees, and travel costs for certain personnel of the Dealer Manager related to the distribution of the Company’s shares of common stock. For the three months ended September 30, 2026 and 2025, the Company did not reimburse the Dealer Manager for any such costs. For the nine months ended September 30, 2026 and 2025, the Dealer Manager incurred zero and $3, respectively, in such costs on behalf of the Company. As of September 30, 2026 and December 31, 2025, there were no amounts included in Due to Affiliates on the consolidated balance sheets.

Reimbursement Limitations

Organization and Offering Costs
The Company will not reimburse RREEF America under the Advisory Agreement or the Expense Support Agreement and will not reimburse the Dealer Manager under the Dealer Manager Agreement for any organization and offering costs which would cause the Company’s total organization and offering costs with respect to a public offering to exceed 15% of the gross proceeds from such public offering. Further, the Company will not reimburse RREEF America or the Dealer Manager for any underwriting compensation (a subset of organization and offering costs) which would cause the Company’s total underwriting compensation with respect to a public offering to exceed 10% of the gross proceeds from the primary portion of such public offering.
For the Initial Public Offering that ended on June 30, 2016, the Company raised $102,831 in gross proceeds and incurred $14,242 in organization and offering costs, including, as of September 30, 2026, estimated accrued Trailing Fees payable in the future of $64.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
For the Second Public Offering that ended on January 8, 2020, the Company raised $132,994 in gross proceeds and incurred $11,647 in organization and offering costs, including, as of September 30, 2026, estimated accrued Trailing Fees payable in the future of $87.
For the Third Public Offering that ended on August 10, 2023, the Company raised $149,580 in gross proceeds and incurred $8,654 in organization and offering costs, including, as of September 30, 2026, estimated accrued Trailing Fees payable in the future of $121.
For the Fourth Public Offering, as of September 30, 2026, the Company had raised $32,493 in gross proceeds and incurred $4,128 in organization and offering costs, including estimated accrued Trailing Fees payable in the future of $50.
Operating Expenses
Pursuant to the Company’s charter, the Company may reimburse RREEF America, at the end of each fiscal quarter, for total operating expenses incurred by RREEF America, whether under the Expense Support Agreement or otherwise. However, the Company may not reimburse RREEF America at the end of any fiscal quarter for total operating expenses (as defined in the Company’s charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of average invested assets or 25% of net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period (the “2%/25% Guidelines”). Notwithstanding the foregoing, the Company may reimburse RREEF America for expenses in excess of the 2%/25% Guidelines if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2026, total operating expenses of the Company were $5,630, which did not exceed the 2%/25% Guidelines.

Due to Affiliates and Note to Affiliate
In accordance with all the above, as of September 30, 2026 and December 31, 2025, the Company owed its affiliates the following amounts:

	September 30, 2026	December 31, 2025
Reimbursable under the Advisory Agreement	$44	$65
Advisory fees	163	175
Accrued Trailing Fees	404	16,332
Due to affiliates	$611	$16,572

Note to Affiliate	$4,882	$5,383

NOTE 9 — CAPITALIZATION

Under the Company’s charter, the Company has the authority to issue 1,000,000,000 shares of common stock and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. The Company’s authorized shares of common stock are allocated between classes as follows:

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Common Stock	No. of Authorized Shares
Class A Shares	45,000,000
Class D Shares	45,000,000
Class I Shares	200,000,000
Class M-I Shares	200,000,000
Class N Shares	150,000,000
Class S Shares	200,000,000
Class T Shares	5,000,000
Class T2 Shares	150,000,000
Class Z Shares	5,000,000
1,000,000,000

Class A shares are subject to selling commissions of up to 3% of the purchase price, and annual dealer manager fees of 0.55% and distribution fees of 0.50% of NAV, both paid on a trailing basis. Class I shares are subject to annual dealer manager fees of 0.55% of NAV paid on a trailing basis, but are not subject to any selling commissions or distribution fees. Class M-I shares will not incur any up-front commissions or trailing fees. Class S shares are subject to selling commissions of up to 3% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately seven years. Class T2 shares are subject to selling commissions of up to 3% of the purchase price, an up-front dealer manager fee of up to 0.50% of the purchase price, and annual distribution fees of 0.85% of the NAV paid on a trailing basis for approximately six years. Class D shares sold in the Private Offerings are subject to selling commissions of up to 1.0% of the purchase price, but do not incur any dealer manager or distribution fees.

Class T shares are subject to annual distribution fees of 1.0% of NAV paid on a trailing basis for approximately three years from the date of purchase. Class N shares will be issued upon conversion of an investor’s Class T shares upon the earliest of (i) the investor’s Class T share account has incurred a maximum of 8.5% of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class N shares; or (iv) the Company’s merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets. For the three and nine months ended September 30, 2026, 4,942 and 28,220 Class T shares were converted to 5,013 and 28,521 Class N shares, respectively. For the three and nine months ended September 30, 2025, 3,399 and 16,713 Class T shares were converted to 3,432 and 16,858 Class N shares, respectively.

Class S and Class T2 shares will convert to Class M-I shares upon the earliest of (i) the investor’s Class S or Class T2 share account has incurred a maximum of 8.75% (or such lower percentage as set forth in an agreement between our dealer manager and a participating broker-dealer in effect at the time such Class S or Class T2 shares were first issued to such account) of commissions, dealer manager fees and distribution fees; (ii) the total underwriting compensation from whatever source with respect to a public offering exceeds 10% of the gross proceeds from the primary portion of such offering; (iii) a listing of the Class S shares or Class T2 shares; or (iv) the Company’s merger or consolidation with or into another entity or the sale or other disposition of all or substantially all of the Company’s assets. For the three and nine months ended September 30, 2026, 13,296 and 13,312 Class T2 shares were converted to 13,235 and 13,251 Class M-I shares. No Class T2 shares were converted during the three and nine months ended September 30, 2025.

Class Z shares do not incur any sales commissions, dealer manager fees or distribution fees. On January 28, 2025, 75,000 Class I shares owned by RREEF America were exchanged for 74,944 Class Z shares. On October 7, 2025, 75,000 additional Class I shares owned by RREEF America were exchanged for 75,000 Class Z shares. On

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
May 20, 2026, 75,000 additional Class I shares owned by RREEF America were exchanged for 75,000 Class Z shares. On February 26, 2026, RREEF Fund Holding LLC, an affiliate of the Company’s advisor, purchased $15,000 of Class Z shares.

The Board is authorized to amend its charter from time to time, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of common stock or the number of shares of any class or series that the Company has authority to issue.

Stock Issuance

During the nine months ended September 30, 2026 and 2025, the Company issued common stock, excluding shares issued in the distribution reinvestment plan, as follows:

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	No. of shares	Amount	No. of shares	Amount
Class A Shares	740	$10	—	$—
Class D Shares	—	—	370,645	5,000
Class I Shares	71,767	947	312,015	4,175
Class M-I Shares	—	—	—	—
Class N Shares converted from Class T Shares, net	301	—	145	—
Class M-I Shares converted from Class T2 Shares, net	(61)	—	—	—
Class T Shares	—	—	—	—
Class T2 Shares	520	7	32,035	440
Class Z Shares	1,140,685	15,000	—	—
Total	1,213,952	$15,964	714,840	$9,615

There were no Class S Shares issued as of September 30, 2026.

Distribution Reinvestment Plan

In connection with the Board’s approval of the Plan of Liquidation, the Board suspended the Company’s distribution reinvestment plan as of September 15, 2026. Prior to such approval, the Company had adopted a distribution reinvestment plan that allowed stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares were offered pursuant to the Company’s distribution reinvestment plan at the NAV per share applicable to that class, calculated as of the distribution date and after giving effect to all distributions. Stockholders who elected to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company's common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of the Company’s common stock in cash.

Share Redemption Plan

In connection with the Board’s approval of the Plan of Liquidation, the Board suspended the Company’s share redemption plan (“SRP”) as of September 15, 2026. Prior to such suspension, in an effort to provide the Company’s stockholders with liquidity in respect of their investment in shares of the Company’s common stock, the Company

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
had adopted the SRP. Pursuant to the SRP, stockholders of the Company could request, on a monthly basis, that the Company redeem all or any portion of their shares of common stock, provided that such redemptions (i) would be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) would be limited to no more than 2.0% of the Company’s combined NAV per month and no more than 5.0% of the Company’s combined NAV per calendar quarter, with the Company’s combined NAV for each limit to be calculated as of the last calendar day of the prior quarter. After the close of business on the Redemption Pricing Date, and in any event no later than the opening of business on the immediately following business day, the Company posted the Redemption Price for each class of shares of common stock on its website.

Each redemption request was evaluated by the Company in consideration of rules and regulations promulgated by the Internal Revenue Service with respect to dividend equivalent redemptions. Redemptions that may be considered dividend equivalent redemptions may adversely affect the Company or its stockholders. Accordingly, the Company could reject any redemption request that it reasonably believes may be treated as a dividend equivalent redemption.

While there is no minimum holding period, purchased shares (excluding shares acquired via the Company’s distribution reinvestment plan) redeemed within 365 days of the date of purchase were redeemed at the Company’s NAV per share of the class of shares being redeemed on the Redemption Date less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which are being redeemed.

In the event that any stockholder failed to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, the Company may have redeemed all of the shares held by that stockholder at the Redemption Price in effect for the month in which such shares are redeemed by the Company, less the short-term trading discount of 2%, if applicable. Minimum account redemptions applied even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV.

Under the SRP, redemptions requested for the month of January 2026 and for each of the months from March 2026 through June 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3%, 79.4%, 95.6%, 97.5%, and 67.6% of the amount requested for the months of January, March, April, May and June 2026, respectively. For the months of February, July, and August 2026, redemptions requested were below the 2% monthly limit, and therefore 100% of all redemption requests received were honored.

During the three and nine months ended September 30, 2026 and 2025, redemptions were as shown below. The Company funded these redemptions with cash flow from operations, asset sales, proceeds from its Offerings or borrowings. The weighted average redemption prices are shown before allowing for any applicable 2% short-term trading discounts.

Three Months Ended September 30, 2026	Shares	Weighted Average Share Price	Amount
Class A	39,809	$13.17	$524
Class I	264,729	13.27	3,512
Class T	—	—	—
Class D	14,954	13.27	198
Class N	44,856	13.17	591
Class M-I	9,836	13.13	129
Class T2	22,965	13.09	301

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Nine Months Ended September 30, 2026	Shares	Weighted Average Share Price	Amount
Class A	342,637	$13.08	$4,483
Class I	1,099,722	13.18	14,490
Class T	4,652	13.15	61
Class D	165,182	13.16	2,174
Class N	90,167	13.11	1,182
Class M-I	141,196	13.08	1,846
Class T2	134,024	13.03	1,746

Three Months Ended September 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	179,736	$13.25	$2,382
Class I	355,444	13.36	4,749
Class T	—	—	—
Class D	243,124	13.38	3,254
Class N	20,677	13.32	276
Class M-I	8,666	13.25	115
Class T2	26,214	13.25	347

Nine Months Ended September 30, 2025	Shares	Weighted Average Share Price	Amount
Class A	697,575	$13.32	$9,290
Class I	1,081,618	13.42	14,520
Class T	535	13.50	7
Class D	732,363	13.44	9,841
Class N	44,123	13.26	585
Class M-I	14,882	13.29	198
Class T2	29,956	13.26	397

The Board has the discretion to suspend or modify the SRP at any time, including in circumstances in which it (1) determines that such action is in the best interest of the Company’s stockholders, (2) determines that it is necessary due to regulatory changes or changes in law or (3) becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Board may suspend the Offerings and the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company’s assets.

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
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
Pursuant to the independent directors compensation plan, upon completion of each annual stockholder meeting, the Company grants shares of restricted Class D common stock to each of the Company’s independent directors (the “Annual Share Grant Awards”). The fair value of the Annual Share Grant Awards will be determined using the Company’s share price for the class of shares granted on the date of grant. The Annual Share Grant Awards shall vest and become non-forfeitable at the next annual stockholder meeting (approximately one year from issue date). The Company has elected to account for any forfeitures of restricted stock awards as they occur.

Below is a summary of the activity, per share value and recognized expense for the stock awards.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,673	$13.22	5,613	$13.36
Changes during the period:
Granted	—	—	5,673	13.22
Vested	—	—	(5,613)	13.36
Forfeited	—	—	—	—
Outstanding, end of period	5,673	13.22	5,673	13.22
Amount included in general and administrative expenses	$19		$55

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Stock Awards	Class D Shares	Weighted Average Grant Date Fair Value	Class D Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	5,613	$13.36	5,442	$13.78
Changes during the period:
Granted	—	—	5,613	13.36
Vested	—	—	(5,442)	13.78
Forfeited	—	—	—	—
Outstanding, end of period	5,613	13.36	5,613	13.36
Amount included in general and administrative expenses	$19		$56

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
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
Basic and diluted net income (loss) per share for each class of common stock is computed using the weighted-average number of common shares outstanding during the period for each class of common stock. The Annual Share Grant Awards granted to the Company’s independent directors (see Note 9) qualify as participating securities and therefore also require use of the two-class method for computing net income (loss) per share. The unvested Annual Share Grant Awards were anti-dilutive or immaterially dilutive for the three and nine months ended September 30, 2026 and 2025.
The following table sets forth the computation of basic and diluted net income (loss) per share for each class of the Company’s common stock which had shares outstanding during the relevant period.

	Three Months Ended September 30, 2026
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(500)	$(1,359)	$(1)	$(244)	$(91)	$(69)	$(93)	$(247)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(500)	$(1,359)	$(1)	$(244)	$(91)	$(69)	$(93)	$(247)
Denominator - weighted average number of common shares outstanding	2,923,821	7,939,790	6,741	1,423,714	532,743	400,275	544,865	1,440,629
Basic and diluted loss per share:	$(0.17)	$(0.17)	$(0.17)	$(0.17)	$(0.17)	$(0.17)	$(0.17)	$(0.17)

	Nine Months Ended September 30, 2026
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net loss per share:
Allocation of net loss before performance fee	$(682)	$(1,869)	$(3)	$(331)	$(125)	$(103)	$(135)	$(264)
Allocation of performance fees	—	—	—	—	—	—	—	—
Total numerator	$(682)	$(1,869)	$(3)	$(331)	$(125)	$(103)	$(135)	$(264)
Denominator - weighted average number of common shares outstanding	3,027,051	8,285,585	13,541	1,469,667	553,662	458,481	599,167	1,172,634
Basic and diluted net loss per share:	$(0.23)	$(0.23)	$(0.23)	$(0.23)	$(0.23)	$(0.23)	$(0.23)	$(0.23)

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$4,484	$12,462	$49	$2,470	$806	$687	$970	$200
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$4,484	$12,462	$49	$2,470	$806	$687	$970	$200
Denominator - weighted average number of common shares outstanding	3,364,091	9,350,117	36,746	1,853,455	604,474	515,513	728,080	149,944
Basic and diluted net income per share:	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33	$1.33

	Nine Months Ended September 30, 2025
	Class A	Class I	Class T	Class D	Class N	Class M-I	Class T2	Class Z
Basic and diluted net income per share:
Allocation of net income before performance fee	$4,412	$11,632	$51	$2,549	$746	$627	$882	$174
Allocation of performance fees	—	—	—	—	—	—	—	—
Total Numerator	$4,412	$11,632	$51	$2,549	$746	$627	$882	$174
Denominator - weighted average number of common shares outstanding	3,603,100	9,498,725	41,368	2,082,076	609,010	511,977	719,964	142,532
Basic and diluted net income per share:	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22	$1.22

NOTE 11 — DISTRIBUTIONS

In order to qualify as a REIT, the Company is required, among other things, to distribute dividends each taxable year of at least 90% of its taxable income determined without regard to the dividends-paid deduction and excluding net capital gains, and to meet certain tests regarding the nature of the Company’s income and assets. In addition, the Company must distribute 100% of its net realized capital gains to avoid paying income tax on any undistributed net realized capital gains. The Company expects that the Board will continue to declare distributions payable monthly in arrears. Any distributions the Company makes will be at the discretion of its board of directors, considering factors such as its earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. The Company commenced operations on May 30, 2013 and elected taxation as a REIT for the year ended December 31, 2013. Distributions for each month are payable on the first business day following the record date. Any distributions reinvested by the stockholders in accordance with the Company’s dividend reinvestment plan are reinvested at the per share NAV of the same class determined at the close of business on the first business day following the record date.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)
The tables below show the aggregate declared distribution amount for each period presented based on the actual amounts paid for such period.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Declared distribution amount per share, before adjustment for class-specific fees	$0.22481	$0.67462
Distributions paid or payable in cash	2,046	$6,204
Distributions reinvested	1,117	3,498
Distributions declared	$3,163	$9,702
Class A Shares issued upon reinvestment	22,376	69,583
Class I Shares issued upon reinvestment	47,707	149,558
Class T Shares issued upon reinvestment	53	282
Class D Shares issued upon reinvestment	1,224	3,571
Class N Shares issued upon reinvestment	4,026	12,415
Class M-I Shares issued upon reinvestment	5,483	18,715
Class T2 Shares issued upon reinvestment	3,984	13,030

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Declared distribution amount per share, before adjustment for class-specific fees	$0.22485	$0.67462
Distributions paid or payable in cash	$2,068	$6,323
Distributions reinvested	1,357	4,314
Distributions declared	$3,425	$10,637
Class A Shares issued upon reinvestment	24,188	80,012
Class I Shares issued upon reinvestment	57,382	180,867
Class T Shares issued upon reinvestment	166	633
Class D Shares issued upon reinvestment	1,427	4,564
Class N Shares issued upon reinvestment	5,609	16,251
Class M-I Shares issued upon reinvestment	7,314	21,750
Class T2 Shares issued upon reinvestment	6,518	19,551

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Class A	$556	$1,734
Class I	1,644	5,157
Class T	1	8
Class D	321	995
Class N	120	373
Class M-I	90	309
Class T2	107	353
Class Z	324	773
Distributions declared	$3,163	$9,702

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Class A	$638	$2,055
Class I	1,933	5,890
Class T	7	23
Class D	419	1,396
Class N	136	410
Class M-I	115	344
Class T2	143	423
Class Z	34	96
Distributions declared	$3,425	$10,637

NOTE 12 — INCOME TAXES

The Company believes that it has operated in such a manner to qualify to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2013, when it first elected REIT status. In each calendar year that the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it meets certain criteria and distributes its REIT taxable income to its stockholders. Distributions declared and paid by the Company may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. The characterization of the distributions into these various components will impact how the distributions are taxable to the stockholder who received them. Distributions that constitute a return of capital generally are non-taxable and will reduce the stockholder’s basis in the shares. The characterization of the distributions is generally determined during the month of January following the close of the tax year.

Net worth and similar taxes paid to certain states where the Company owns real estate properties were zero for each of the three months ended September 30, 2026 and 2025. Net worth and similar taxes paid to certain states where the Company owns real estate properties were $13 and $15 for each of the nine months ended September 30, 2026 and 2025, respectively.

NOTE 13 — SEGMENT INFORMATION

The Company intends to operate in three reportable segments: (1) Real Estate Properties, (2) Real Estate Equity Securities and (3) Real Estate Loans. For the three and nine months ended September 30, 2026 and 2025, the Company had two reportable segments with separately reportable information: Real Estate Properties and Real Estate Equity Securities. The Company organizes and analyzes the operations and results of each of these segments independently, due to inherently different considerations for each segment. Such considerations include, but are not limited to, the nature and characteristics of the investment and investment strategies and objectives. The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and President and its Chief Financial Officer. The CODMs utilize the operating income or loss of each segment, as shown below, to assess the performance and cash flows of each segment and to allocate resources among the segments.

The following tables set forth the carrying value, revenue and the components of operating income of the Company’s segments reconciled to total assets as of September 30, 2026 and December 31, 2025 and net income (loss) for the three and nine months ended September 30, 2026 and 2025.

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Real Estate Properties	Real Estate Equity Securities	Total
Carrying value as of September 30, 2026	$285,234	$135	$285,369
Receivables	5,303	—	5,303
Deferred leasing costs	878	—	878
Prepaid and other assets	1,432	—	1,432
Subtotal	$292,847	$135	$292,982

Reconciliation to total assets of September 30, 2026
Carrying value per reportable segments			$292,982
Other assets			5,488
Total assets			$298,470

Carrying value as of December 31, 2025	$352,388	$123	$352,511
Receivables	7,810	—	7,810
Deferred leasing costs	2,036	—	2,036
Prepaid and other assets	1,592	—	1,592
Subtotal	$363,826	$123	$363,949

Reconciliation to total assets of December 31, 2025
Carrying value per reportable segments			$363,949
Other assets			8,527
Total assets			$372,476

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

Three Months Ended September 30, 2026	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$8,284	$—	$8,284
Investment income on marketable securities	—	1	1
Total revenues	8,284	1	8,285
Property operating expenses	(2,594)	—	(2,594)
Administration expenses	—	(6)	(6)
Provision for impairment of real estate	(8,291)	—	(8,291)
Net realized gain on sale of real estate	7,381	—	7,381
Net realized gain upon sale of marketable securities	—	4	4
Net unrealized change in fair value of investment in marketable securities	—	(14)	(14)
Operating income (loss) - segments	$4,780	$(15)	$4,765

Three Months Ended September 30, 2025
Property related income	$10,195	$—	$10,195
Investment income on marketable securities	—	1	1
Total revenues	10,195	1	10,196
Property operating expenses	(3,010)	—	(3,010)
Administration expenses	—	(6)	(6)
Net realized gain on sale of real estate	22,515	—	22,515
Net realized gain upon sale of marketable securities	—	1	1
Net unrealized change in fair value of investment in marketable securities	—	3	3
Operating income (loss) - segments	$29,700	$(1)	$29,699

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,
Reconciliation to net (loss) income	2026	2025
Operating income - segments	$4,765	$29,699
Interest income	28	26
General and administrative expenses	(1,625)	(537)
Advisory expenses	(506)	(558)
Depreciation	(2,221)	(2,515)
Amortization	(331)	(480)
Operating (loss) income	110	25,635
Interest expense	(2,714)	(3,507)
Net (loss) income	$(2,604)	$22,128

Nine Months Ended September 30, 2026	Real Estate Properties	Real Estate Equity Securities	Total
Property related income	$25,516	$—	$25,516
Investment income on marketable securities	—	3	3
Total revenues	25,516	3	25,519
Property operating expenses	(7,248)	—	(7,248)
Administration expenses	—	(18)	(18)
Provision for impairment of real estate	(8,291)	—	(8,291)
Net realized gain on sale of real estate	7,612	—	7,612
Net realized gain upon sale of marketable securities	—	3	3
Net unrealized change in fair value of investment in marketable securities	—	5	5
Operating income (loss)- segments	$17,589	$(7)	$17,582

Nine Months Ended September 30, 2025
Property related income	$30,635	$—	$30,635
Investment income on marketable securities	—	3	3
Total revenues	30,635	3	30,638
Property operating expenses	(9,434)	—	(9,434)
Administration expenses	—	(16)	(16)
Net realized gain on sale of real estate	22,424	—	22,424
Net unrealized change in fair value of investment in marketable securities	—	(1)	(1)
Operating income (loss) - segments	$43,625	$(14)	$43,611

RREEF PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
September 30, 2026
(Unaudited)
(in thousands, except share and per share data)

	Nine Months Ended September 30,
Reconciliation to net (loss) income	2026	2025
Operating income - segments	$17,582	$43,611
Interest income	92	104
General and administrative expenses	(3,029)	(1,752)
Advisory expenses	(1,533)	(1,724)
Depreciation	(6,927)	(7,400)
Amortization	(1,095)	(1,399)
Operating income	5,090	31,440
Interest expense	(8,602)	(10,367)
Net (loss) income	$(3,512)	$21,073

NOTE 14 — ECONOMIC DEPENDENCY
The Company depends on RREEF America and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that RREEF America or the Dealer Manager is unable to provide such services, the Company would be required to find alternative service providers.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, the Company may be involved in legal actions relating to the ownership and operations of real estate investments. In the Company’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. All of the Company’s properties were subject to assessments, involving visual inspections of the properties and their neighborhoods. The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe such environmental assessments will have a material adverse impact on the Company’s consolidated financial position or results of operations in the future.

NOTE 16 — SUBSEQUENT EVENTS

In connection with the Board’s approval of the Plan of Liquidation on September 15, 2026, the Company filed the Proxy Statement seeking stockholder approval of the Plan of Liquidation on November 9, 2026 as discussed above in Note 1.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, our proposed Plan of Liquidation, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements.

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

Our board of directors (the “Board”) has ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to our advisory agreement, our board of directors has delegated to RREEF America L.L.C., or our advisor, authority to manage our day-to-day business in accordance with our investment objectives, strategy, guidelines, policies and limitations. Our advisory agreement is renewable annually upon approval by our board of directors, including a majority of our independent directors. The current term expires on August 2, 2027.

On September 15, 2026, the Board approved a Plan of Complete Liquidation and Dissolution to sell all or substantially all of our assets and to liquidate and dissolve the Company (the “Plan of Liquidation”). Adoption of the Plan of Liquidation is subject to stockholder approval, and, on November 9, 2026, we filed a definitive proxy statement on Schedule 14A with respect to a special meeting for the purposes of seeking stockholder approval of the Plan of Liquidation (the “Proxy Statement”). The special meeting is currently scheduled for January 20, 2027.

If the Plan of Liquidation is approved by our stockholders and implemented, the sale of our assets will be administered by the Board and RREEF America in accordance with the Plan of Liquidation and subject to our governing documents.

Pursuant to the Plan of Liquidation, we expect to sell or transfer all of our assets, pay or provide for our liabilities and expenses, distribute the remaining proceeds of the liquidation of our assets to our stockholders, wind up our operations and dissolve. The actual amounts and times of the liquidating distributions we will make to our stockholders pursuant to the Plan of Liquidation will be determined by our Board in its discretion. The Board may terminate, modify or amend the Plan of Liquidation at any time before or after it is approved by our stockholders. Additional information and considerations regarding the Plan of Liquidation are included in the Proxy Statement.

In connection with the approval of the Plan of Liquidation, the Board also authorized the suspension of our public and private offerings, our distribution reinvestment plan and our share redemption plan. We previously raised capital through a combination of public and private offerings of our shares of common stock. Our initial public offering commenced on January 3, 2013, through which we raised $102,831 (the “Initial Public Offering”). Our second public offering commenced on July 12, 2016, through which we raised $132,994 (the “Second Public Offering”). Our third public offering commenced on January 8, 2020, through which we raised $149,580 (the ”Third Public Offering”). Our fourth public offering commenced on August 10, 2023, through which we raised $32,493 as of September 15, 2026 (the “Fourth Public Offering”). We have registered for sale in our Fourth Public Offering up to $2,000,000 of shares of our common stock to be sold on a “best efforts” basis in any combination of Class A, Class I, Class M-I, Class N, Class S, Class T or Class T2 common stock. On July 27, 2026, we filed a registration statement on Form S-11 for our fifth public offering of up to $1,950,000 in shares of common stock, consisting of up to $1,750,000 in shares in our primary offering and up to $200,000 in shares pursuant to our distribution reinvestment plan, which has not yet been declared effective. As a result of the Board’s approval of the Plan of Liquidation, we do not expect this registration statement will be declared effective.

On January 20, 2016, we launched a private offering of up to a maximum of $350,000 of our Class D shares (the “Reg D Private Offering”). The Reg D Private Offering was being conducted pursuant to Rule 506(c) of

Regulation D promulgated under the Securities Act.

On November 17, 2020, we commenced a separate private offering of up to a maximum of $300,000 in Class D shares under Regulation S promulgated under the Securities Act (the “Reg S Private Offering” and, together with the Reg D Private Offering, the “Private Offerings”). We refer to the Initial Public Offering, Second Public Offering, Third Public Offering, Fourth Public Offering and the Private Offerings collectively as our “offerings.”

The per share purchase price of our common stock varied from day-to-day, and on any given business day, for a given share class, was equal to our NAV of such share class divided by the number of shares of our common stock outstanding for such share class as of the end of business on such day, plus, for Class A, Class D, Class S and Class T2 shares only, applicable selling commissions and dealer manager fees.

Portfolio Information

Real Estate Property Portfolio

As of September 30, 2026, we owned 7 properties diversified across geography and sector. Excluding our residential properties with leases that roll over approximately every year, as of September 30, 2026, our weighted average remaining lease term for active leases was 5.9 years. The following table sets forth certain additional information about the properties we owned as of September 30, 2026:

Property	Location	Rentable Square Feet	Number of Leases/Units	Leased(1)
Office Properties
Loudoun Gateway	Sterling, VA	102,015	1	100.0
Office Total		102,015	1	100.0
Retail Properties
Wallingford Plaza(2)	Seattle, WA	30,761	4	90.9
Providence Square(3)	Marietta, GA	222,805	27	100.0
Retail Total		253,566	31	98.6
Industrial Properties
Commerce Corner	Logan Township, NJ	400,901	2	100.0
Seattle East Industrial	Redmond, WA	210,321	1	100.0
Industrial Total		611,222	3	100.0
Residential Properties
The Flats at Carrs Hill	Athens, GA	135,896	138	91.5
The Glenn	Centennial, CO	274,688	306	94.4
Residential Total		410,584	444	93.4
Grand Total		1,377,387	35/444	97.5%

(1) Leased percentage is based on executed leases as of September 30, 2026, is calculated based on square footage for a single property and is weighted by relative property value when calculated for more than one property together.
(2) Wallingford Plaza is ground floor retail plus two floors of office space.
(3) The total square footage for Providence Square includes a freestanding restaurant of 5,779 square feet that is subject to a ground lease to a single tenant.

Real Estate Equity Securities Portfolio

As of September 30, 2026, our real estate equity securities portfolio consisted of publicly-traded common stock of 34 REITs with a value of $135 allocated across multiple property type sectors. We believe that investing a portion of our proceeds from our offerings into a diversified portfolio of common and preferred shares of REITs and other real estate operating companies will provide the overall portfolio some flexibility with near-term liquidity as well as potentially enhance our NAV over a longer period. Our real estate equity securities portfolio is regularly reviewed and evaluated to determine whether the securities held continue to serve their original intended purposes.

Real Estate Loan Portfolio

In October 2022, we invested in certain certificates of commercial mortgage backed securities securitized through a trust. We sold all of these real estate loan investments between February and July 2024. Since July 2024, we have not owned any real estate loan investments.

Market Outlook

Commercial real estate in the United States continued to generate positive investment returns in the third quarter of 2026, according to the National Council of Real Estate Investment Fiduciaries (“NCREIF”) in September 2026. Fundamentals drove the momentum where, according to CBRE Econometric Advisors (“CBRE-EA”) in September 2026, vacancy rates fell in all major sectors (industrial, apartment, office, and retail), and, except for office which is recovering from the effects of pandemic-driven work-from-home trend, they now sit below historical norms. We believe the drop in vacancies owes in part to healthy demand, supported by economic growth as well as property-specific factors, such as e-commerce, onshoring, and Data Center activity in the industrial sector, relative rental affordability in the residential sector, curbs on remote work in the office sector, and service-driven uses in the retail sector, according to CBRE-EA in September 2026. In our view, a precipitous decline in new supply has been equally important, as CoStar reports in September 2026 that construction starts are down about 60% from their 2022 peak, constrained by rising labor and material costs.

Real estate performance reflects valuations based on appraisals. Market prices increased in the second and third quarters of 2026 according to the General Services Administration in September 2026, pointing to further appraisal-based gains in the fourth quarter, in our view. We believe that performance will soften in 2027 as a lagged response to this year’s interest-rate spike. Total returns may not turn negative despite pulling back since July, as the Nareit reports in September 2026 that listed REITs, which we estimate lead private markets by about a year, are still up year-to-date, as investors price in strong and improving fundamentals.

Results of Operations

As of September 30, 2026, we owned 7 properties and invested in real estate equity securities as described above under “Portfolio Information.” The following table illustrates the changes in our income statement components for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Property related income	$8,284	$10,195	$(1,911)	$25,516	$30,635	$(5,119)
Interest income	28	26	2	92	104	(12)
Investment income on marketable securities	1	1	—	3	3	—
Total revenues	8,313	10,222	(1,909)	25,611	30,742	(5,131)
Expenses
General and administrative expenses	1,631	543	1,088	3,047	1,768	1,279
Property operating expenses	2,594	3,010	(416)	7,248	9,434	(2,186)
Advisory fees	506	558	(52)	1,533	1,724	(191)
Provision for impairment of real estate	8,291	—	8,291	8,291	—	8,291
Depreciation	2,221	2,515	(294)	6,927	7,400	(473)
Amortization	331	480	(149)	1,095	1,399	(304)
Total operating expenses	15,574	7,106	8,468	28,141	21,725	6,416
Net realized gain upon sale of real estate	7,381	22,515	(15,134)	7,612	22,424	(14,812)
Net realized gain upon sale of marketable securities	4	1	3	3	—	3
Net unrealized change in fair value of investment in marketable securities	(14)	3	(17)	5	(1)	6
Operating income	110	25,635	(25,525)	5,090	31,440	(26,350)
Interest expense	(2,714)	(3,507)	793	(8,602)	(10,367)	1,765
Net (loss) income	$(2,604)	$22,128	$(24,732)	$(3,512)	$21,073	$(24,585)

Three and Nine Months Ended September 30, 2026 and 2025

Property Related Income

Property related income for the three and nine months ended September 30, 2026 decreased compared to the 2025 periods primarily due to the decreased base rent at Miami Industrial properties (Palmetto Lakes and Hialeah II) and Elston Plaza due to their dispositions that occurred in September 2025 and March 2026, respectively. In addition, the Terra Nova Plaza property was sold in August 2026.

Interest Income

Our interest income is generated from automated, overnight sweeps of cash to an interest-bearing account.

Investment Income on Marketable Securities

As of September 30, 2026 and 2025, our real estate equity securities portfolio consisted of publicly-traded common stock with fair value of $135 and $125, respectively, which pays distributions of approximately 3.8% per annum.

General and Administrative Expenses

Our general and administrative expenses include a variety of corporate expenses, the largest of which generally are directors and officers insurance, audit fees, board of director compensation and legal costs. During our Board’s strategic review of our Company and our Board’s ultimate decision to approve the Plan of Liquidation, we incurred certain costs related to the potential liquidation, mostly being consulting fees from the Company’s financial advisor as well as increased legal costs. In addition, pursuant to our Board’s approval of the Plan of Liquidation and its decision to suspend our public and private offerings, we deemed it probable that such offerings would not restart. Therefore, in the three months ended September 30, 2026, we also expensed the costs that we had previously incurred and recorded to prepaid assets on our consolidated balance sheet with respect to the initial filing to create our fifth public offering. As a result, compared to the three and nine months ended September 30, 2025, the 2026 periods saw higher general and administrative expenses.

Property Operating Expenses

Property operating expenses for the three and nine months ended September 30, 2026 decreased compared to the same periods in 2025. The decline was primarily driven by property dispositions, including Heritage Parkway, Palmetto and Hialeah II in 2025, as well as Elston Plaza in 2026.

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

In accordance with our advisory agreement, our advisor can earn the performance component of the advisory fee when the total return to stockholders of a particular share class exceeds a required per annum hurdle for such share class (the “Hurdle Amount”). The performance component is calculated separately for each share class and is comprised of the distributions paid to stockholders in each share class combined with the change in the price per share of each share class. For any calendar year in which the total return per share allocable to a class exceeds the Hurdle Amount for such class, RREEF America will receive a percentage of the aggregate total return allocable to such class. The performance component of the advisory fee is payable annually based on the results for the entire calendar year. The actual performance component that our advisor could earn in the current calendar year depends on several factors, including but not limited to the performance of our investments, our expenses and interest rates. For the three and nine months ended September 30, 2026 and 2025, the performance fees did not meet the criteria for accrual in accordance with GAAP, resulting in no performance component of the advisory fee.

Provision for Impairment of Real Estate

As a result of our Board’s approval of the Plan of Liquidation, we reconsidered the expected holding period for all of our operating properties and evaluated the impact on our ability to recover the carrying value of such properties based on the expected cash flows over their expected holding periods. For one property, the amount of expected cash flows over the holding period was less than such property’s carrying value. As a result, for the three and nine months ended September 30, 2026, we recorded a provision for impairment of real estate investments in an amount to reduce the carrying value to the property’s estimated fair value.

Depreciation and Amortization

Depreciation expense decreased for the three and nine months ended September 30, 2026 when compared to the same periods in 2025. Depreciation decreased for the 2026 periods due to property dispositions since 2025. Amortization decreased for the three and nine months ended September 30, 2026 compared to the corresponding periods in 2025, primarily due to the dispositions.

Sale of Real Estate

On February 28, 2025, we sold Heritage Parkway for $5,000, resulting in a net realized loss of $91.

On September 18, 2025, we sold Palmetto Lakes and Hialeah II for $27,800 and $8,850, respectively, resulting in net realized gains of $17,533 and $4,982, respectively.

On March 17, 2026, we sold Elston Plaza for $27,000, resulting in a net realized gain of $231.

On August 7, 2026, we sold Terra Nova Plaza for $30,400, resulting in a net realized gain of $7,381.

Marketable Securities

Our portfolio of publicly-traded REIT securities is rebalanced on a quarterly basis, resulting in a net realized gain or loss. Further, our securities portfolio is reported at fair value resulting in unrealized gains and losses being recognized in income.

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 2026 compared to the 2025 periods was primarily due to a lower total weighted average outstanding balance for all loans combined, along with a lower weighted average interest rate on the Wells Fargo Line of Credit and reduced finance cost amortization. Our total outstanding loan balance as of September 30, 2026 consisted of 77% fixed rate loans and 23% floating rate loans.

Inflation

The rate of inflation as measured by the consumer price index is subject to countless economic, regulatory, geopolitical and population driven variables. The spike in inflation that occurred from mid-2021 through mid-2023 may recur in the future. Additionally, the economic impacts of the wars in Ukraine and Iran may have an impact on our property operating expenses.

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

NAV per Share

Our NAV per share is calculated by The Bank of New York (“BNY”) in accordance with the valuation guidelines approved by our board of directors for the purposes of establishing a purchase price for our shares sold in our offerings as well as establishing a redemption price for our share redemption plan (“SRP”). Our advisor is responsible for overseeing, and is ultimately responsible for, the calculation of our NAV and our NAV per share as performed by BNY.

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

Pursuant to the terms of our expense support agreement, as most recently amended on January 20, 2016 (the “Expense Support Agreement”), and as further modified on March 24, 2020 by a letter agreement (the “Letter Agreement”) with our advisor described elsewhere in this report, our advisor has incurred expenses related to our offerings and operations, which we refer to as expense payments (the “Expense Payments”). Expense Payments made by our advisor in accordance with the Expense Support Agreement will not be recognized as expenses and reflected in our daily NAV until we reimburse our advisor for these costs. Each monthly reimbursement of Expense Payments to our advisor will be allocated to all classes of shares of our common stock on a pro rata basis and be amortized into the calculation of the daily NAV for each class across the first ten calendar days of the month in which each reimbursement to our advisor is paid. Prior to the initiation of our current follow-on offering period, and prior to initiation of future follow-on offering periods, we have incurred and will incur certain costs in preparation for such follow-on offering periods, which we refer to as prepaid offering costs. Such costs will benefit the entire follow-on offering period to which they relate and as such will be amortized on a straight-line basis over the anticipated follow-on offering period into the NAV for each class of shares beginning upon commencement of each particular follow-on offering. Organization and offering costs incurred during an active follow-on offering period will be deducted from our NAV on an accrual basis as they are incurred. In the event our advisor agrees to pay some or all of our organization and offering costs prior to the commencement of an offering period and agrees to defer reimbursement of such costs, then such costs will be amortized into the daily NAV calculation as such costs are reimbursed to our advisor. We will allocate all of our offering costs to all outstanding shares of all classes on a pro rata basis, each day that we calculate a NAV for a given class of shares. Similarly, any payments made by our dealer manager of reimbursable offering costs in connection with our offerings on our behalf will also be recognized and reflected in our daily NAV for all share classes on a pro rata basis.

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

The following table provides a breakdown of the major components of our total NAV and NAV per share as of September 30, 2026:

Components of NAV	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Investments in real estate(1)	$419,300	$27.71	$27.91	$28.44	$27.97	$27.70	$27.65	$27.52	$27.86
Investments in real estate equity securities (2)	135	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
Other assets, net (3)	9,186	0.61	0.61	0.62	0.61	0.61	0.60	0.60	0.61
Line of credit (4)	(52,750)	(3.49)	(3.51)	(3.54)	(3.52)	(3.49)	(3.47)	(3.45)	(3.51)
Mortgage loans payable (4)	(172,589)	(11.41)	(11.49)	(11.58)	(11.51)	(11.40)	(11.35)	(11.30)	(11.47)
Other liabilities, net (3)	(6,035)	(0.39)	(0.40)	(0.72)	(0.41)	(0.40)	(0.46)	(0.46)	(0.39)
Net asset value	$197,247	$13.04	$13.13	$13.23	$13.15	$13.03	$12.98	$12.92	$13.11
Note: No Class S shares were outstanding as of September 30, 2026.

(1)  Our investments in real estate are included at fair value as determined by our advisor based on appraisals completed by our independent valuation advisor or another independent third-party appraiser. Although our independent valuation advisor performs the majority of the valuations, our valuation guidelines require that on a rotating basis, approximately 1/12th of our properties in any particular month must be appraised by one or more independent third-party appraisers who are not affiliated with us, our advisor or our independent valuation advisor. Newly acquired, consolidated properties are initially valued at cost and thereafter join the daily valuation process during the first full quarter in which we own the property. On an ongoing basis, our advisor monitors our properties for events that our advisor believes may be expected to have a material impact on the most recent estimated values provided by our independent appraisers, and notifies our independent valuation advisor of such events, if any. If, on any given day, in the opinion of our independent valuation advisor, an event identified by our advisor, or an event that becomes known to our independent valuation advisor through other means, is likely to have a material impact on previously provided estimated values of the affected properties, our independent valuation advisor will prepare a revised valuation for such properties. As of September 30, 2026, the value of our investments in real estate was approximately 9.2% more than their historical cost.

(2)  As of September 30, 2026, our investments in real estate equity securities consisted entirely of common stock of publicly traded REITs, which are included in our NAV at fair value based on publicly available pricing information provided by third parties. As of September 30, 2026, the value of our investments in real estate equity securities was approximately 27.5% more than their historical cost.

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

Set forth below are the weighted averages of the key assumptions used in the appraisals of the properties by type as of September 30, 2026. This information is not provided for the office sector as we own just one office property.

	Discount Rate	Exit Capitalization Rate
Retail properties	7.33%	6.08%
Industrial properties	6.97%	5.54%
Residential properties	7.16%	5.34%

These assumptions are determined by our independent valuation advisor or by separate third-party appraisers. A change in these assumptions would impact the calculation of the value of our property investments. The table below shows the approximate decrease in the value of our property investments assuming an increase of 0.25% in the weighted-average discount rate or the weighted-average exit capitalization rate as of September 30, 2026.

	Discount Rate	Exit Capitalization Rate
Retail properties	1.9%	2.4%
Industrial properties	1.9%	2.6%
Residential properties	1.9%	2.8%

The table below sets forth a reconciliation of our stockholders’ equity to our NAV, which we calculate for the purpose of establishing the purchase and redemption price for our shares, as of September 30, 2026.

	Total NAV	Per Class A Share	Per Class I Share	Per Class T Share	Per Class D Share	Per Class N Share	Per Class M-I Share	Per Class T2 Share	Per Class Z Share
Total stockholders' equity	$63,036	$4.16	$4.19	$4.22	$4.22	$4.16	$4.15	$4.13	$4.19
Plus:
Unrealized gain on real estate investments (1)	43,643	2.89	2.91	2.93	2.91	2.88	2.87	2.86	2.90
Accumulated depreciation (2)	61,394	4.06	4.09	4.12	4.09	4.06	4.04	4.02	4.08
Accumulated amortization (2)	28,555	1.89	1.90	1.92	1.90	1.89	1.88	1.87	1.90
Deferred offering costs and expenses (3)	5,198	0.34	0.34	0.35	0.34	0.34	0.34	0.34	0.34
Less:
Deferred rent receivable (4)	(4,579)	(0.30)	(0.30)	(0.31)	(0.31)	(0.30)	(0.30)	(0.30)	(0.30)
Net asset value	$197,247	$13.04	$13.13	$13.23	$13.15	$13.03	$12.98	$12.92	$13.11
Note: No Class S shares were outstanding as of September 30, 2026.

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

(3) The deferred costs and expenses of $5,198 include amounts that have been accrued as a liability under GAAP but are initially excluded from the NAV calculation. The deferred costs and expenses include $322 in estimated future trailing fees that will be deducted from the NAV on a daily basis as and when they become payable to DWS Distributors, Inc., or the dealer manager. Additionally, the deferred costs and expenses include the $4,882 note to affiliate on our consolidated balance sheet and will be deducted from the NAV as and when it is reimbursed to our advisor in accordance with the advisory agreement, the Expense Support Agreement and the Letter Agreement. Lastly, the deferred costs and expenses above is net of the difference in recognition between GAAP and our NAV calculation, as applicable, for (i) certain offering costs, (ii) performance fees and (iii) compensation costs related to the shares granted to our independent directors.

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
•we would be able to achieve, for our stockholders, the NAV per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, liquidating our company or merging with another company; or
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

The following unaudited table presents a reconciliation of net income (loss) to FFO and AFFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(2,604)	$22,128	$(3,512)	$21,073
Real estate related depreciation	2,221	2,515	6,927	7,400
Real estate related amortization	331	480	1,095	1,399
Provision for impairment of real estate	8,291	—	8,291	—
Realized (gain) loss on sale of real estate	(7,381)	(22,515)	(7,612)	(22,424)
Nareit defined FFO	$858	$2,608	$5,189	$7,448
Straight line rents, net	(132)	(218)	(408)	(1,021)
Amortization of above- and below-market lease intangibles, net	(18)	(113)	(149)	(340)
Amortization of lease incentive	8	26	60	78
Net unrealized change in fair value of investment in marketable securities	14	(3)	(5)	1
Amortization of restricted stock awards	19	19	56	56
Amortization of deferred financing costs	134	204	418	687
Amortization of discount on note to affiliate	—	—	—	79
AFFO	$883	$2,523	$5,161	$6,988

Liquidity and Capital Resources

As we have announced our Board’s approval of our Plan of Liquidation, which remains subject to approval by our stockholders, our primary needs for liquidity and capital resources are to fund our investments in accordance with our investment strategy and policies, make distributions to our stockholders, pay our operating fees and expenses and pay interest on any outstanding indebtedness.

Over time, we generally intend to fund our cash needs for items, other than material capital improvements, from operations. Our cash needs for material capital improvements will be funded primarily from sales of other investments. The amount we may raise from such sources is uncertain and dependent on a number of factors, including the impact of higher interest rates and the general view of investors toward commercial real estate.

We generally intend to maintain sufficient liquidity at all times to satisfy our operational needs. As of September 30, 2026, among our cash balances, our real estate securities portfolio, and the available borrowing capacity on our Wells Fargo Line of Credit (as defined below), we had liquidity of $13,868.

We may also satisfy our cash needs for material capital improvements through the assumption or incurrence of debt. On January 27, 2023, we, as limited guarantor, and certain of the wholly owned subsidiaries of the Operating Partnership, as co-borrowers, amended and restated our secured revolving credit facility (the “Wells Fargo Line of Credit”) with Wells Fargo Bank, National Association, as administrative agent, and other lending institutions that may become parties to the credit agreement. On December 27, 2023, the Wells Fargo Line of Credit was amended to add CIBC Inc. (“CIBC”) to the credit facility as an additional lender; increase the maximum commitment amount from $100,000 to $120,000; revise or suspend certain covenants; and extend the maturity date to December 27, 2025. The maximum commitment of $120,000 is allocated 70.83% to Wells Fargo and 29.17% to CIBC. The interest rate under the Wells Fargo Line of Credit is based on the 30-day average of the secured overnight financing rate (“SOFR”) plus a spread of 225 basis points. We continued to serve as limited guarantor to the Wells Fargo Line of Credit only with respect to specified bad acts.

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

A wholly owned subsidiary of us that is a borrower under the Wells Fargo Line of Credit had entered into a contract to sell the Loudoun Gateway property to a third party unaffiliated with us or our advisor (the “Loudoun Sale”). The completion of the Loudoun Sale was subject to certain conditions including but not limited to the ability of the buyer to receive a zoning exception from the relevant authorities allowing Loudoun Gateway to be converted to a data center use, which is subject to numerous conditions. On September 1, 2026, the contract for the Loudoun Sale was terminated by the buyer.

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

In exchange for keeping Loudoun Gateway as part of the pool of properties upon which the Borrowing Base Value is determined, on August 25, 2025 we entered into the Amended and Restated Guaranty Agreement, under which we will provide, for a limited time, a full repayment guaranty rather than a limited guaranty (the “Guaranty”). The provisions relating to the full repayment guaranty will automatically terminate once either (a) Loudoun Gateway has been released from the Wells Fargo Line of Credit, or (b) the Loudoun Borrowing Base Value has been reduced to zero (the “Loudoun Release”). Upon the occurrence of the Loudoun Release, the Guaranty will become a non-recourse limited guaranty. Upon entering into the Guaranty and until the Loudoun Release, we are not allowed to sell or transfer, but may encumber or finance under specified conditions, any of the following properties: Commerce Corner, The Glenn, Seattle East Industrial, Providence Square and The Flats at Carrs Hill (the “Significant Properties”). Upon the occurrence of the Loudoun Release, the restrictions related to the Significant Properties shall no longer be in effect. Notwithstanding the aforementioned provisions, in no event shall the Commerce Corner property be eligible for release from the Wells Fargo Line of Credit until the Wells Fargo Line of Credit is repaid in full and all commitments have been terminated.

As of September 30, 2026 and December 31, 2025, the borrowers’ maximum borrowing capacity was $61,578 and $82,324, respectively, and the borrowers’ outstanding balance was $52,750 and $78,300, respectively. As of September 30, 2026 and December 31, 2025, the weighted average interest rate was 5.90% and 6.27%, respectively.

The Wells Fargo Line of Credit agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants. As of September 30, 2026, we were in compliance with all applicable covenants.

Historically, we have entered into property specific mortgage loans to finance the acquisition of certain properties, or refinance certain properties off of the Wells Fargo Line of Credit to increase available borrowing capacity under the Wells Fargo Line of Credit to fund future property acquisitions. The following table presents a summary of the property specific mortgage loans in place as of September 30, 2026. Each of the below mortgage loans has a fixed interest rate for the entire term of the mortgage loan. In addition, each mortgage loan contains provisions allowing for (a) a one-time transfer of the loan to an unaffiliated borrower at the sole discretion of the lender and upon payment of applicable fees, and (b) full prepayment of the mortgage loan within allowable windows subject to payment of applicable penalties, if any.

Lender	Encumbered Property	Outstanding Balance	Interest Rate	Maturity Date
Massachusetts Mutual Life Insurance Company	The Glenn	66,000	3.02	December 1, 2028
Transamerica Life Insurance Company	Wallingford Plaza	6,249	4.56	January 1, 2029
Nationwide Life Insurance Company	Providence Square	29,700	3.67	October 5, 2029
JPMorgan Chase Bank	Seattle East Industrial	45,140	3.87	January 1, 2030
Nationwide Life Insurance Company	The Flats at Carrs Hill	25,500	5.51	July 1, 2030
		$172,589

Aggregate future principal payments due on the Wells Fargo Line of Credit and mortgage loans payable as of September 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$35
2027	145
2028	124,819
2029	74,840
2030	25,500
Thereafter	—
Total	$225,339

Interest rates on our floating rate line of credit are subject to numerous factors, including but not limited to higher U.S. Treasury rates, higher inflation, tariffs, bank failures and war, as well as other general economic and/or geopolitical conditions. Consequently, higher interest rates will cause us to incur higher interest costs on our floating rate line of credit, and may reduce the availability of reasonable financing rates relative to yields on property investments. Moreover, actual availability of financing capital may be reduced at any given time if the values of our investments decline, such as that which may occur as a result of inflation, higher interest rates or an expected or actual recession.

Expense Payments by Our Advisor

Pursuant to the advisory agreement, RREEF America is entitled to reimbursement of certain costs incurred by RREEF America or its affiliates. Costs eligible for reimbursement include most third-party operating expenses, salaries and related costs of its employees who perform services for us (but not those employees for which RREEF America earns a separate fee or those employees who are our executive officers) and travel related costs for its employees who incur such costs on our behalf. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below regarding the 2%/25% guidelines as defined in our advisory agreement. As of September 30, 2026, we owed $44 to our advisor for such costs.

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

On March 24, 2020, we and our advisor entered into a Letter Agreement. The Letter Agreement provides, in part, that our obligations to reimburse our advisor for Expense Payments under the Expense Support Agreement are suspended until the first calendar month following the month in which we have reached $500,000 in offering proceeds from our offerings, (the “ESA Commencement Date”). Pursuant to the Letter Agreement, our advisor agreed to permanently waive reimbursement of $3,567 of Expense Payments related to organization and offering costs from our Initial Public Offering. Our cumulative offering proceeds from our offerings exceeded $500,000 during the month of July 2026, thereby establishing July 2026 as the ESA Commencement Date. Beginning the month following the ESA Commencement Date, we will make monthly reimbursement payments to our advisor in the amount of $250 for the first 12 months and $198 for the second 12 months. As a result, we owe $4,882 to our advisor under the Expense Support Agreement as of September 30, 2026. Pursuant to the Letter Agreement, if RREEF America is serving as our advisor at the time that we or our operating partnership undertakes a liquidation, which would occur if our stockholders approve the Plan of Liquidation, our remaining obligations to reimburse our advisor for the unpaid monthly reimbursements under the Expense Support Agreement shall be waived.

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

In addition to the reimbursement limitations for organization and offering costs, we are also limited in the amount of operating expenses that we may reimburse our advisor. Pursuant to our charter, we may reimburse our advisor, at the end of each fiscal quarter, for total operating expenses incurred by our advisor; provided, however, that we may not reimburse our advisor at the end of any fiscal quarter for total operating expenses (as defined in our charter) that, in the four consecutive fiscal quarters then ended, exceed the greater of 2% of our average invested assets or 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (which we refer to as the 2%/25% guidelines) for such four-quarter period. Notwithstanding the foregoing, we may reimburse our advisor for expenses in excess of the 2%/25% guidelines if a majority of our independent directors determine that such excess expenses, which we refer to as an excess amount, are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2026, our total operating expenses (as defined in our charter) were $5,630, which did not exceed the 2%/25% guidelines.

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

We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we pay to our advisor, the selling commissions, dealer manager and distribution fees we pay to the dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties. We will not have any office or personnel expenses as we do not have any employees. Our advisor will incur certain of these expenses and fees, for which we may reimburse our advisor, subject to certain limitations. Additionally, our advisor may allocate to us out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for personnel who are directly involved in the performance of services to us and are not our executive officers. Furthermore, our dealer manager incurs certain bona fide offering expenses in connection with the distribution of our shares for which we may reimburse the dealer manager. Ultimately, total organization and offering costs incurred in a given offering will not exceed 15% of the gross proceeds from such offering. The total organization and offering costs paid by our advisor did not cause us to exceed the 15% limitation as of September 30, 2026 with respect to any of our public offerings. If, in future periods, the total organization and offering costs paid by our advisor and the dealer manager cause us to exceed the 15% limitation with respect to any of our public offerings, the excess would not be reflected on our consolidated balance sheet as of the end of such period. As of September 30, 2026, our total organization and offering costs incurred with respect to any of our public offerings did not exceed the 15% limitation for each such offering.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Cash Flow Analysis

Cash flow provided by operating activities during the nine months ended September 30, 2026 was $5,625 while cash flow provided by operating activities during the nine months ended September 30, 2025 was $7,543. The 2026 period was lower than the 2025 period primarily due to property sales that occurred in the second half of 2025 and the first half of 2026 and higher general and administrative costs, partially offset by higher rents from the new lease with Floor & Decor at Terra Nova Plaza that started in late June 2025.

Cash flow provided by investing activities of $54,220 for the nine months ended September 30, 2026 was driven by the sale of Elston Plaza and Terra Nova Plaza and was partially offset by improvements to our real estate investments.

Cash flow provided by investing activities during the nine months ended September 30, 2025 was $36,188, which was driven by the sale of Heritage Parkway, Palmetto and Hialeah II and partially offset by improvements to our real estate investments.

Cash flow used in financing activities was $62,177 for the nine months ended September 30, 2026. We used the proceeds from the sale of Elston Plaza and Terra Nova Plaza and capital raised in our offerings to repay the loan that encumbered Elston Plaza and reduce the outstanding balance on our Wells Fargo Line of Credit. Redemptions were funded with some of the aforementioned proceeds and with funds borrowed from our Wells Fargo Line of Credit.

Cash flow used in financing activities was $44,996 for the nine months ended September 30, 2025. We used the proceeds from the sale of Heritage Parkway, Palmetto and Hialeah II and capital raised in our offerings to pay redemptions.

Distributions

Our Board has authorized and we declared cash distributions for each month which were payable monthly for each share of our common stock outstanding. The table below shows the aggregate declared distribution amount per share for each period presented. Stockholders for each share class will receive a net amount per share that includes a deduction for applicable distribution fees and dealer manager fees.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Distributions:
Declared distribution amount per share, before adjustment for class-specific fees	$0.22481	$0.67462
Distributions paid or payable in cash	$2,046	$6,204
Distributions reinvested	1,117	3,498
Distributions declared	$3,163	$9,702

Net cash provided by Operating Activities:	$2,302	$5,625

Funds From Operations:	$858	$5,189

For the nine months ended September 30, 2026, our distributions were covered 58.0% by cash flow from operations and 42.0% by borrowings. We expect that we will continue to pay distributions monthly in arrears while we seek stockholder approval of the Plan of Liquidation. As our Board has suspended our distribution reinvestment plan, all distributions will be payable in cash. We intend to fund distributions from cash generated by operations. However, we may fund distributions from borrowings under our Wells Fargo Line of Credit or any other source.

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

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the policies that relate to the following concepts:

•Real Estate Investments and Lease Intangibles
•Revenue Recognition

A complete description of such policies and our considerations is contained in Note 2 (“Summary of Significant Accounting Policies”) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the most recent quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with our Wells Fargo Line of Credit, which has a variable interest rate, we are subject to market risk associated with changes in SOFR. As of September 30, 2026, we had $52,750 outstanding under our Wells Fargo line of credit bearing interest at approximately 5.90%, representing approximately a 74.5% loan-to-cost ratio. At this balance, a change in the interest rate of 0.50% would result in a change in our interest expense of $264 per annum. In the future, we may be exposed to additional market risk associated with interest rate changes as a result of additional short-term debt, such as additional borrowings under our Wells Fargo Line of Credit, and long-term debt, which, in either case, may be used to maintain liquidity or fund capital expenditures. In addition, restrictions upon the availability of real estate financing, tariffs, bank failures or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We intend to manage market risk associated with our variable-rate financing by assessing our interest rate cash flow risk through continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.
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
We will be exposed to financial market risk with respect to our marketable securities portfolio. Financial market risk is the risk that we will incur economic losses due to adverse changes in equity security prices. Our exposure to changes in equity security prices is a result of our investment in these types of securities. Market prices are subject to fluctuation and, therefore, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market prices of a security may result from any number of factors, including perceived changes in the underlying fundamental characteristics of the issuer, the relative price of alternative investments, tariffs, government shutdowns, interest rates, default rates, inflation, pandemics and general market conditions. Furthermore, amounts realized on the sale of a particular security may be affected by the relative quantity of the security being sold. We do not currently engage in derivative or other hedging transactions to manage our security price risk. As of September 30, 2026, we owned marketable securities with a value of $135. While it is difficult to project what factors may affect the prices of equity securities and how much the effect might be, a 10% change in the value of the marketable securities we owned as of September 30, 2026 would result in a change of $14 to the unrealized gain or loss on marketable securities.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective to ensure that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2026, there were no material pending legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Plan of Liquidation

The announcement and pendency of the proposed Plan of Liquidation present certain risks to our ongoing business and operations.

The Company is aiming to complete the sales of the Company’s assets as of October 28, 2026 (the “Company Assets”) within 24 months after stockholder approval of the proposal to approve the Plan of Liquidation (the “Liquidation Proposal”). Because the sales of the Company Assets are subject to, among other things, completion of the marketing and sale process, negotiation of sale terms and completion of sales, the exact timing of completing the Plan of Liquidation cannot be determined at this time.

Prior to the completion of the sales of all the Company Assets, as well as the wind-down of the Company’s business and affairs, and termination of the Company’s existence in accordance with the Plan of Liquidation, the Plan of Liquidation presents certain risks to our business and operations, which could materially and adversely affect our business and financial results, including, among other things, that:

•we may have difficulty completing, or fail to complete, the sale of the Company Assets;
•we expect to incur substantial expenses related to the Plan of Liquidation, whether or not the Plan of Liquidation is approved by our stockholders; and
•our business and operations could be adversely affected, including by diverting significant focus of management and other resources by impacting our advisor’s ability to retain its key personnel and our relationships with tenants, vendors and other third parties, and as a result of limitations on our conduct under purchase agreements during the pendency of sales under such agreements.

Additionally, prior to completing the sales of all of the Company Assets, we will remain subject to all of the risks of operating our properties, including those described in the “Risk Factors” sections included in our annual and quarterly reports filed with the SEC, the risk that the cash flow generated from our operations prior to completing the wind-down of our business and affairs and termination of our existence may be lower than we anticipate, and the risks and the costs associated with remaining a public company. In addition, such risks may result in our incurring additional obligations and liabilities which may be retained by us following the sales of the Company Assets and, in such event, could reduce the amounts ultimately available for distribution to our stockholders.

We cannot determine at this time the specific amount or exact timing of distributions to our stockholders in connection with our liquidation and dissolution because there are many factors, some of which are not within our control, that could affect the amount or timing of any such distributions.

Although we have provided an estimated range for the distributions to stockholders anticipated to be paid from the Company’s net proceeds from the sale of the Company Assets and cash on hand and after consideration of applicable liabilities, obligations and reserves in accordance with the Plan of Liquidation (the “Total Estimated Liquidating Distributions”) of between $10.10 and $12.50 per share and intend to make distributions during the liquidation process, the timing and amount of those distributions may vary based on a number of factors and there can be no assurances regarding the amounts of any stockholder distributions or the timing thereof. We may not be able to make any distributions, even if we sell all the Company Assets. Our estimated range of Total Estimated Liquidating Distributions was estimated as of September 15, 2026, and does not take into account changes in economic conditions that have occurred since that time or may occur in the future and was derived, in part, from the estimated range of gross asset sales for the properties, less estimates for transaction costs, service costs and debt repayment amounts, debt prepayment penalties, general and administrative costs, capital expenditure requirements and REIT compliance costs, adjusted for the impact of estimated cash flow resulting from our operations prior to completing the sale of all of our properties. These estimates may overstate the proceeds from asset sales or understate the actual expenses, which means actual distributions may be less than the estimated range.

Other uncertainties that could cause the aggregate amount of liquidating distributions to be less than our estimate, or the timing of distributions to be delayed, in addition to other risks described elsewhere in this section, our Annual Report on Form 10-K for the year ended December 31, 2025 and subsequently filed Quarterly Reports on Form 10-Q, include the following:

•the costs and expenses of the Plan of Liquidation may be higher than our estimates;
•the amount of cash flow resulting from our operations prior to completing the wind-down of our business and affairs and termination of the Company’s existence pursuant to the Plan of Liquidation may be lower than we anticipate;
•costs and expenses of continuing to operate the Company (including as a public company), particularly if the liquidation takes longer than expected, may be higher than estimated;
•unanticipated or emergency capital expenditures may result in the need to incur additional debt financing or other costs and expenses that are not included in our estimates and which we cannot reasonably estimate at this time;
•unknown or additional costs or liabilities that arise in the future, including future litigation, which we cannot reasonably estimate at this time, could delay completion of our liquidation and cause us to incur additional costs and expenses;
•costs incurred to maintain our REIT status may be higher than estimated;
•the number of issued and outstanding shares could change from the estimated number we used to calculate the estimated range of Total Estimated Liquidating Distributions; and
•the reserve amounts we require to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses may be higher than the amounts estimated at the time we calculated the range of Total Estimated Liquidating Distributions.

Any of these uncertainties could impact the amount and timing of the Total Estimated Liquidating Distributions.
Additionally, there can be no assurances regarding the amount of your potential total return from receiving such distributions.

There can be no assurance that the sale of all of our assets as contemplated in the Plan of Liquidation will result in greater returns to you on your investment, within a reasonable period of time, than you would receive through other alternatives reasonably available to us.

If our stockholders approve the Plan of Liquidation, we will generally be focused on winding-down our operations, subject to the Board’s determination to amend or terminate the Plan of Liquidation if it determines that doing so is in the best interest of stockholders. This, among other factors, may adversely affect the value that a potential acquirer might place on the Company as a whole, or on any remaining assets of the Company. Once our assets are sold, you will no longer participate in any future earnings or growth of such assets or benefit from any increases in the value of such assets. It is possible that continuing with the status quo or pursuing one or more other strategic alternatives could result in greater returns on your investment over time. If we implement the Plan of Liquidation, we will be foregoing those alternative opportunities.

Approval of the Liquidation Proposal, and the actions and transactions effected pursuant thereto, may lead to stockholder litigation which could result in substantial costs and distract management.

Historically, extraordinary corporate actions such as the proposed Plan of Liquidation, and the actions and transactions effected pursuant thereto, sometimes lead to securities and other class action lawsuits being filed against the company taking such actions, which can delay or prevent altogether the completion of such actions. We may become involved in this type of litigation as a result of the stockholder vote on the Liquidation Proposal. As of the date of this proxy statement, no such lawsuits related to the Plan of Liquidation, and the actions and transactions effected pursuant thereto, were pending. However, if such a lawsuit is filed against us, the litigation costs may be significant, and, even if we ultimately prevail, the process will divert our attention from implementing the wind-down of our business and affairs and termination of the Company’s existence. If we were not to prevail in such a lawsuit, we cannot predict the amount of any damages for which we may be obligated and if any plaintiffs are successful in obtaining an injunction, it may prohibit us from conducting the wind-down and termination of the Company’s existence under the Plan of Liquidation. If applicable, any such damages may be significant, may have a material adverse effect on our financial condition and may reduce, eliminate or delay the amounts available for distribution to our stockholders.

The sales of our assets pursuant to the Plan of Liquidation will not be subject to further stockholder approval.

If our stockholders approve the Liquidation Proposal, the Board will have the authority to cause us to sell any and all of the Company’s assets on such terms and to such parties as the Board determines appropriate and in the best interest of our stockholders, even if such terms are less favorable than those assumed for the purpose of calculating the Total Estimated Liquidating Distributions. Notably, unless a stockholder vote is otherwise required under Maryland law, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Even if our stockholders approve the Liquidation Proposal, the Plan of Liquidation may not be completed.

If our stockholders approve the Liquidation Proposal, we will be authorized to engage in the wind-down of our business and affairs, discharging, paying or setting aside reserves for our liabilities, including contingent liabilities, disposing of our assets and distributing our remaining assets available for distribution to our stockholders (as determined by the Board in its discretion), establishing one or more reserve funds to satisfy known liabilities and liquidating expenses and estimated, unascertained or contingent liabilities and expenses. We have not yet commenced marketing and sale activities with respect to any of the Company Assets. While the Plan of Liquidation authorizes the sale of our remaining assets, we cannot predict whether we will be able to do so within 24 months following stockholder approval of the Liquidation Proposal, or at all, or at prices or on terms and conditions consistent with our assumptions used in calculating the Total Estimated Liquidating Distributions or otherwise acceptable to us.

In addition, notwithstanding approval of the Liquidation Proposal by our stockholders, the Board may amend or terminate the Plan of Liquidation without stockholder approval at the Board’s discretion, at any time prior to the filing of Articles of Dissolution with the Maryland State Department of Assessments and Taxation, if it determines that doing so is in the best interest of the Company and our stockholders. Thus, the Board could decide to conduct our liquidation and termination of the Company’s existence differently than as currently planned, or not at all. If the Board amends, modifies or terminates the Plan of Liquidation, it may impact the timing and amount of the Total Estimated Liquidating Distributions.

Defaults under future sale agreements may delay or reduce liquidating distributions.

The closing of the transactions contemplated by the Plan of Liquidation will be subject to our entering into and consummating future sale agreements. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we may not be able to enter into a new agreement on a timely basis or on terms that are as favorable as the original sale agreement. Any delay in the completion of asset sales could delay our payment of liquidating distributions to our stockholders. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the asset. These additional costs are not included in our range of Total Estimated Liquidating Distributions. Such defaults and the resulting additional costs may reduce the Total Estimated Liquidating Distributions to our stockholders.

Additional liabilities and obligations could arise during the liquidation process.

Following the sales of the Company Assets, we will retain liabilities that must be satisfied prior to any final distribution to our stockholders, and some of those liabilities are uncertain or unknown at this time. Significant time could be required to resolve some of these liabilities, including as a result of factors beyond our control, which could impact both the timing and the amount of any final distribution to our stockholders. Also, some liabilities may involve third-party disputes. If we have underestimated our existing obligations and liabilities, such as future litigation, or if unanticipated or contingent liabilities arise, the amount of distributions to our stockholders could be less than the amounts we have estimated or the timing could be delayed. For the foregoing reasons, among others, there can be no assurance as to the timing and amount of any final distributions to our stockholders, even if the Plan of Liquidation is approved.

If we are unable to find buyers for the Company Assets on a timely basis or at our expected sales prices, our liquidating distributions may be delayed or reduced.

As of the date of this proxy statement, none of the Company Assets are subject to a binding sale agreement. In estimating the range of Total Estimated Liquidating Distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of gross real estate sales prices. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, we may decide to sell groups of properties together, at a price that could be lower than the aggregate price we could get over a longer period of time if we sold each asset separately, in order to complete sales more quickly and reduce the risk of a lengthy liquidation process, or we could be required to lower our asking prices below the low end of our current estimate of one or more assets’ market value in order to find buyers in a timely manner. Additionally, our public announcement of our intent to liquidate the Company may adversely affect the terms and conditions upon which we are able to sell the Company Assets.

Furthermore, investments in real properties are relatively illiquid and real estate sales prices are regularly changing and fluctuate with changes in general economic or local conditions, changes in interest rates or availability of mortgage funds that may render the sale of a property difficult or unattractive, supply and demand dynamics for similar or competing properties in an area, changes in tax, real estate, environmental and zoning laws and regulations, occupancy percentages, lease rates, competition, the availability of suitable buyers, operating performance and the perceived quality and dependability of income flows from tenancies, potential major repairs or other contingent liabilities associated with the assets and a number of other factors, both local and national. If we are not able to find buyers for these assets in a timely manner, or at all, or incur expenses for a longer period than anticipated, or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders could be delayed or reduced accordingly.

Our ability to implement the Plan of Liquidation depends upon the participation of our advisor’s key personnel and there is no assurance such key personnel will remain in place.

Our ability to implement the Plan of Liquidation will depend to a significant degree upon the contributions of our advisor’s key personnel to continue to maintain corporate operations while we complete the sales of the Company Assets and wind-down of our business and affairs, including the management of asset sales, maintaining financing arrangements and accounting services, and preparing and filing all reports required to be filed with the SEC, the IRS and other regulatory agencies, and maintaining our REIT status (to the extent applicable). We expect our advisor to continue, as appropriate, to retain an appropriate level of personnel with the necessary skill set, including those executive officers and other key personnel necessary for the continued operation of the Company Assets and completion of the wind-down activities. There can be no assurance that we will be able to retain or replace our advisor’s key personnel needed to successfully maintain operations while we implement the Plan of Liquidation. The loss of, or inability to retain or replace, such key personnel could adversely impact our business and our ability to successfully implement the Plan of Liquidation and could result in delays.

If the Liquidation Proposal is approved by our stockholders, we do not intend to declare or pay future regular monthly distributions.

If the Liquidation Proposal is approved by our stockholders, we do not expect to pay regular monthly distributions and, instead, only make liquidating distributions in the future, if available, and in the discretion of the Board.

We may require additional capital or financing to complete the wind-down of the Company’s business and affairs, dissolution and termination of the Company’s existence under the Plan of Liquidation, which may reduce the amount available for distribution to stockholders.

There is no assurance that the funds from operations of the Company Assets, until they are sold, will be sufficient for all required purposes. If such funds are insufficient, we may require additional capital to fund our other capital needs, including funds that will be needed to implement the Plan of Liquidation effectively. For example, we may be required to invest capital to correct defects or to make improvements to maximize the value of a property. We cannot assure you that we will have funds available to correct these defects or to make these improvements or be able to raise such additional capital, if needed. In addition, the ability to make liquidating distributions will be subject to ongoing compliance with the covenants and other terms of our outstanding indebtedness which could impact our ability to make, or the timing of, distributions. Reductions in the amounts that we receive when we sell our assets, or our failure to comply with the covenants in our outstanding indebtedness, our failure to meet our capital needs with our currently available indebtedness sources, or other financing that is on favorable terms, could reduce, eliminate or delay the liquidating distributions we make to our stockholders, or otherwise adversely affect our financial condition.

Stockholders may be liable to our creditors, up to the amounts received from us pursuant to the Plan of Liquidation, if our reserve fund or the assets transferred to a liquidating trust are inadequate.

If our stockholders approve the Liquidation Proposal, we intend to dispose of our assets, discharge, pay or set aside reserves for our liabilities, including contingent liabilities, and distribute to our stockholders any remaining assets pursuant to the Plan of Liquidation as soon as practicable. In the event that it should not be feasible, in the opinion of the Board, for us to pay, or adequately provide for, all of our debts and liabilities, or if the Board shall determine it is advisable, the Board may establish a liquidating trust to which we could distribute in kind our unsold assets.

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us or the liquidating trust. Accordingly, in such event, a stockholder could be required to return part or all such distributions received from us or the liquidating trust. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. If we decide to establish a reserve fund or transfer assets to a liquidating trust to provide for any unknown or outstanding liabilities and expenses, it may delay distributions our stockholders would otherwise receive.

During the course of the liquidation process, we will change our basis of accounting, which could require us to write down our assets.

For as long as appropriate, we intend to continue to use the going-concern basis of accounting. Under the going-concern basis, assets and liabilities are expected to be realized in the normal course of business. However, long-lived assets that are classified as held for sale should be reported at the lower of carrying amount or estimated fair value less cost to sell. For long-lived assets to be held and used, when a change in circumstances occurs, our management must assess whether we can recover the carrying amounts of our long-lived assets. If our management determines that, based on all available information, we cannot recover those carrying amounts, an impairment loss will be recognized to the extent the carrying amounts exceed their estimated fair values.

During the course of the liquidation process, if liquidation becomes imminent under GAAP, we will be required to change our basis of accounting from the going-concern basis to the liquidation basis. In order for our financial statements to be in accordance with GAAP under the liquidation basis of accounting, generally all of our assets must be measured at the estimated amount of consideration we expect to collect and all of our liabilities must be measured at the estimated amounts at which the liabilities are expected to be settled. Recorded liabilities will include the estimated costs associated with carrying out the Plan of Liquidation. There is a risk that the liquidation basis of accounting may result in write-downs of certain of our assets to values substantially less than their carrying amounts and may require that certain of our liabilities be increased or recorded to reflect the anticipated effects of the liquidation, including estimated costs expected to be incurred during the liquidation period.

We will likely continue to incur the expenses of complying with public company reporting requirements during the wind-down process.

Through our wind-down and liquidation, if any, we intend to, and may be required to, continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. To the extent such compliance is required, in order to curtail expenses, we may seek relief from the SEC from certain of the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file annual reports on Form 10-K and current reports on Form 8-K to disclose material events relating to our liquidation, along with any other reports that might be required by the SEC. Although the financial statements contained in such reports will be prepared in accordance with GAAP and will be reviewed by our independent registered public accounting firm, it is not contemplated that the financial statements will be audited by independent registered public accountants.

Risks Related to Taxes and our Status as a REIT

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

The range of Total Estimated Liquidating Distributions set forth in this proxy statement assumes that the Company will continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) during the entire liquidation process and, therefore, no provision has been made for federal income taxes. So long as we qualify as a REIT and distribute all of our REIT taxable income each year, we generally will not be subject to federal income tax. While the Board does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our termination by voluntary dissolution, pursuant to the Plan of Liquidation, the Board may take actions that would result in such a loss of REIT status, and there can be no assurance that we will be able to maintain our REIT qualification until our final liquidating distribution.

To qualify as a REIT, we must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our stockholders. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status and certain relief provisions do not apply, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates, including with respect to our income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years. Distributions to our stockholders would not be deductible by us nor would they be required to be made, and we would be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

The sale of properties may cause us to incur excise or income taxes or fail to maintain our REIT status, each of which would significantly reduce the amount available for distribution to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Net income derived by a REIT from a prohibited transaction is subject to a 100% excise tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business. Whether property is held as inventory or “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances, and no assurance can be given that no property sold by us will be treated as inventory or as property held for sale to customers. Further, the sale of our properties in anticipation of or in connection with the Plan of Liquidation may not satisfy certain prohibited transaction safe-harbor provisions of the Code, depending on the circumstances in which such sales are completed. Accordingly, no assurance can be given that we can prevent the imposition of the 100% excise tax. The 100% tax does not apply to gains from the sale of property that is held through a taxable REIT subsidiary (a “TRS”) or other taxable corporation, although such income will be subject to tax in the hands of the TRS or other taxable corporation at regular corporate income tax rates.

If, as anticipated, we sell a significant portion of our assets prior to our final liquidating distribution (including the distribution of interests in a liquidating trust), the composition of our portfolio will change, which could have a material impact on our ability to satisfy the various income, asset, distribution, and other requirements for qualification as a REIT.

As a result of any of the foregoing circumstances, the amount available for distribution to our stockholders could be significantly reduced.

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

To qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to (i) the sum of (a) 90% of our REIT taxable income, computed without regard to the deduction for dividends paid and net capital gain, and (b) 90% of our net income (after U.S. federal income tax), if any, from foreclosure property, minus (ii) the sum of specified items of non-cash income. Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Liquidation.

Conditions may arise which cause us not to be able to complete our liquidating distributions within such 24-month period or otherwise maintain our REIT status. The Board may at any time transfer our remaining assets and obligations to a liquidating trust if it determines that such a transaction is advisable. As a result, you would recognize gain to the extent that your share of the cash and the fair market value of any assets received or initially held by the liquidating trust, less any liabilities assumed by the liquidating trust, was greater than your adjusted tax basis in your Common Shares, regardless of whether you contemporaneously receive a distribution of cash with which to satisfy any resulting tax liability. In the case of such a transaction, the Company may have withholding tax obligations with respect to foreign stockholders. In addition, it is possible that the fair market value of the assets received or initially held by the liquidating trust, as estimated for purposes of determining the extent of your gain at the time at which interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a later sale of the assets. In this case, you could recognize a loss in a taxable year subsequent to the taxable year in which gain was recognized, the deductibility of which may be limited under the Code. The distribution to stockholders of interests in a liquidating trust may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign stockholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust).

Because liquidating distributions may be made in multiple tax years, if we were to abandon the Plan of Liquidation in a tax year subsequent to one in which we already made liquidating distributions, the timing and character of your taxation with respect to liquidating distributions made to you in the prior tax year could change, which may subject you to tax liability (which tax liability could be at ordinary income rates rather than capital gains rates) in the prior tax year that you would not otherwise have been subject to and we could lose our REIT status as of the beginning of such prior tax year.

Until we are dissolved, the Board may terminate the Plan of Liquidation without stockholder approval at the Board’s discretion to the extent permitted under applicable law and authorize us to seek to dispose of all our assets through a merger, business combination or similar transaction. If the Board were to terminate the Plan of Liquidation, liquidating distributions previously made to you could be recharacterized as distributions that are subject to tax under the provisions of the Code applicable to the stockholders of a REIT in the same manner as distributions on our Common Shares would be subject to tax absent approval of the Liquidation Proposal. Such liquidating distributions could also be recharacterized as a payment to you for the sale or exchange of your shares in partial redemption of them. Further, if such liquidating distributions made prior to the abandonment of the Plan of Liquidation were treated as distributions rather than a sale or exchange, whether you are taxed at ordinary rates or capital gains rates may depend on whether we had declared any portion of such distributions as capital gain dividends. Whether distribution or sale treatment would apply to you depends on your particular circumstances and various other factors, and we cannot predict which would apply; however, regardless of which treatment would apply, each distribution likely would at least be partially taxable to you, in which case you may have to file amended returns and pay any additional taxes to the extent any are due.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

We did not sell any unregistered shares during the three months ended September 30, 2026.

Share Redemption Plan

In connection with our Board’s approval of the Plan of Liquidation, our Board suspended our SRP. Prior to such suspension, pursuant to our SRP as adopted by our Board, stockholders of the Company could request, on a monthly basis, that we redeem all or any portion of their shares of common stock, provided that such redemptions (i) would be effected at a redemption price (the “Redemption Price”) equal to the NAV per share for such applicable class of shares as of a date (the “Redemption Pricing Date”) that is at least ten business days before their redemption (the “Redemption Date”) and (ii) would be limited to no more than 2.0% of our combined NAV per month and no more than 5.0% of our combined NAV per calendar quarter, with our combined NAV for each limit to be calculated as of the last calendar day of the prior quarter.

While there is no minimum holding period, purchased shares (excluding shares acquired via our distribution reinvestment plan) redeemed within 365 days of the date of purchase were redeemed at the NAV per share of the class of shares being redeemed on the Redemption Date less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to such purchased shares which were being redeemed.

In the event that any stockholder failed to maintain a minimum balance of $500 (not in thousands) worth of shares of common stock, we may redeem all of the shares held by that stockholder at the Redemption Price in effect for the month in which such shares are redeemed by us, less the short-term trading discount of 2%, if applicable. Minimum account redemptions would apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Under the SRP, redemptions requested for January 2026 and from March 2026 through June 2026 exceeded the applicable monthly or quarterly limit as described above. Accordingly, stockholders received 71.3%, 79.4%, 95.6%, 97.5%, and 67.6% of the amount requested for the months of January, March, April, May and June 2026, respectively. Redemption requests for February, July and August 2026 did not exceed the applicable monthly limit, and thus all redemptions requested were honored. Redemption requests for September 2026 were not honored. The following table sets forth information regarding redemptions of shares of our common stock by month under the SRP.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
July 1 - July 31, 2026	195,998	$13.20	195,998	(1)
August 1 - August 31, 2026	201,151	13.27	201,151	(1)
September 1 - September 30, 2026	—	—	—	(1)
(1) Redemptions are limited as described above.

We funded these redemptions with cash flow from operations, asset sales, proceeds from our offerings or borrowings on our Wells Fargo Line of Credit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Plan of Complete Liquidation and Dissolution, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 18, 2026.
3.1	Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 17, 2017.
3.2	Articles Supplementary to the Second Articles of Restatement of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 24, 2020.
3.3	Bylaws of RREEF Property Trust, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 28, 2023.
4.1	Third Amended and Restated Distribution Reinvestment Plan of RREEF Property Trust, Inc., incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 24, 2020.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: November 12, 2026